Form 10-Q
period 1996-06-30
BAYCORP HOLDINGS LTD
filed 1996-08-14
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

      For the transition period from        ______________ to _____________

      Commission file number   333-3362

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             02-0488443
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)


COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE  201
         DOVER, NEW HAMPSHIRE                                         03820
   (Address of principal executive offices)                          (Zip Code)


             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 742-3388

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X       No

            Class                                Outstanding at August 7, 1996
- ---------------------------------------          -----------------------------
Common Stock, $0.01 Par Value per Share                     1,000

                             BAYCORP HOLDINGS, LTD.

                                     INDEX

Part I. Financial Information:

     Item 1 - Financial Statements:

     Balance Sheet at June 30, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

     Notes to Balance Sheet.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .      4

Part II. Other Information:

     Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .      4

     Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5

     Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6

        PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                             BAYCORP HOLDINGS, LTD.

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                         June 30,
                                                           1996
                                                          ------
        ASSETS

          Cash                                            $1,000
                                                          ------
               Total Assets                               $1,000
                                                          ======

        STOCKHOLDERS' EQUITY

        Stockholders' Equity:
          Common stock, $.01 par value
            Authorized - 20,000,000 shares
            Issued and Outstanding - 1,000 shares            $10
          Preferred Stock, $.01 par value
            Authorized - 5,000,000 shares
            Issued and outstanding - none                      0
          Additional paid-in capital                         990
                                                          ------
              Total Stockholders' Equity                  $1,000
                                                          ======


       (The accompanying notes are an integral part of these statements.)

NOTES TO BALANCE SHEET

Note A - ORGANIZATION

       BayCorp Holdings, Ltd., formerly Great Bay Holdings Corp. ("Holding Company"), is a Delaware corporation formed on March 21, 1996 and currently is a wholly owned subsidiary of Great Bay Power Corporation ("Great Bay"). Holding Company is not engaged in any business activities other than in connection with a proposed merger with Great Bay. If the merger is consummated, Holding Company will be the sole shareholder of Great Bay.

Note B - ACCOUNTING POLICIES

        The Holding Company expects to adopt the accounting policies of Great Bay if and when the merger is approved.

                             BAYCORP HOLDINGS, LTD.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         There has been no activity during the second quarter of 1996 for BayCorp Holdings, Ltd.



PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended June 30, 1996.

                             BAYCORP HOLDINGS, LTD.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             BAYCORP HOLDINGS, LTD.



                             /s/  JOHN A. TILLINGHAST
                             ------------------------------------------------
                             John A. Tillinghast
                             President, Treasurer and Chief Executive Officer (Principal Accounting Officer)

Dated: August 14, 1996

                                 EXHIBIT INDEX



         (a) Financial Data Schedule

         (b) There were no reports on Form 8-K submitted for the three months ended June 30, 1996.