Form 10-Q
period 1996-09-30
BAYCORP HOLDINGS LTD
filed 1996-11-13
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                        September 30, 1996
                                                            ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from   ______________ to _____________

      Commission file number                                       333-3362
                                                                   --------


                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      02-0488443
            --------                                      ----------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE 201
               DOVER, NEW HAMPSHIRE                                  03820
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

Yes X   No
   ---    ---

Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes X   No
   ---    ---

               Class                            Outstanding at November 8, 1996
---------------------------------------         -------------------------------
Common Stock, $0.01 Par Value per Share                     1,000

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

Part I. Financial Information:

   Item 1 - Financial Statements:

   Balance Sheet at September 30, 1996 ...................................  3

   Notes to Balance Sheet ................................................  3

   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................  4

Part II. Other Information:

   Item 6 - Exhibits and Reports on Form 8-K ............................   4

   Signature ............................................................   5

   Exhibit Index ........................................................   6

     PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS
             --------------------

                             BAYCORP HOLDINGS, LTD.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                              September 30,
                                                  1996
                                              -------------
      ASSETS

       Cash ..................................   $1,000
                                                 ------
            Total Assets .....................   $1,000
                                                 ======

     STOCKHOLDERS' EQUITY

     Stockholders' Equity:

       Common stock, $.01 par value
         Authorized - 20,000,000 shares
         Issued and Outstanding - 1,000 shares   $   10
       Preferred Stock, $.01 par value
         Authorized - 5,000,000 shares
         Issued and outstanding - none .......        0
       Additional paid-in capital ............      990

                                                 ------
           Total Stockholders' Equity ........   $1,000
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

                             BAYCORP HOLDINGS, LTD.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        -------------

     There has been no activity during the third quarter of 1996 for BayCorp Holdings, Ltd.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

     (a)  See Exhibit Index

     (b) There were no reports on Form 8-K submitted for the three months ended September 30, 1996.

                             BAYCORP HOLDINGS, LTD.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BAYCORP HOLDINGS, LTD.

                                               /s/ John A. Tillinghast
                                               -----------------------
                                               John A. Tillinghast
                                               President, Treasurer and Chief
                                                 Executive Officer
                                               (Principal Accounting Officer)

Dated: November 14, 1996

                             BAYCORP HOLDINGS, LTD.

                                  EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------

27                     Financial Data Schedule