Form 10-K
period 1996-12-31
BAYCORP HOLDINGS LTD
filed 1997-03-26
CIK 1012127

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER     1-12527

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                           02-0488443
            (STATE OR OTHER JURISDICTION             (I.R.S. OF EMPLOYER
            INCORPORATION OR ORGANIZATION)          IDENTIFICATION  NO.)




COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE 201
              DOVER, NEW HAMPSHIRE                      03820-3835
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)




       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 742-3388

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                            AMERICAN STOCK EXCHANGE
                  (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 14, 1997, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $29,234,132 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of the close of business on March 14, 1997. There were 8,298,855 shares of Common Stock outstanding as of March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                           PART OF FORM 10-K
                                                                               INTO WHICH
                          DOCUMENT                                            INCORPORATED
                          --------                                         ------------------
Portions of the Registrant's Proxy Statement                             Items 10, 11, 12 & 13
for the 1997 Annual Meeting of Shareholders                              of Part III

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") serves as a holding company for Great Bay Power Corporation ("Great Bay"). Great Bay is a public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator ("EWG") under the Public Utility Holding Company Act of 1935 ("PUHCA").

     Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly-formed wholly-owned subsidiary of BayCorp with and into Great Bay on January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. Currently, Great Bay is the sole subsidiary of BayCorp. BayCorp's principal asset is its 100% equity interest in Great Bay. The new corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay, to engage in businesses that Great Bay would be prohibited from pursuing due to its status as an exempt wholesale generator under the PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

     BayCorp was incorporated in Delaware in March, 1996. Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor Great Bay has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the short-term market.

     Great Bay filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire on February 28, 1991. It conducted its business as a Debtor in Possession until November 23, 1994, at which time it emerged from Chapter 11.

THE SEABROOK PROJECT

     The Seabrook Project is located on an 896-acre site in Seabrook, New Hampshire. It is owned by Great Bay and ten other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, Montaup Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay, the "Participants").

     Seabrook Unit 1 is a 1,150-MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000-foot-long intake tunnel and returned through a 16,500-foot-long discharge tunnel. The station has a remaining expected service life of 29 years. Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Participants received from the Nuclear Regulatory Commission (the "NRC") a full power operating license which authorizes operation of Seabrook Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. Management believes that Seabrook Unit 1 is in good condition.

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay also owns a 12.1% joint ownership interest in Seabrook Unit 2, to which it has assigned no value. On November 6,

1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled in 1984, voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. On July 22, 1996, the Participants completed the sale of four unused steam generators from Seabrook Unit 2. Great Bay received $7,036,792 in cash from the proceeds of this sale on July 19, 1996. Great Bay had previously written off its investment in Unit 2 and recognized a gain from this sale in the third quarter of 1996.

     The Participants are considering additional plans regarding disposition of Seabrook Unit 2, but such plans have not yet been finalized and approved. Great Bay is unable to estimate the costs for which it will be responsible in connection with the disposition of Seabrook Unit 2. Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition will not include any amounts for decommissioning. Great Bay currently pays its share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components.

JOINT OWNERSHIP OF SEABROOK

     Great Bay and the other Participants are parties to the Joint Owners Agreement (the "JOA") which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project other than taxes are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay's joint ownership interest of 12.1% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

     A Participant may sell any portion of its ownership interest to any entity that is engaged in the electric utility business in New England. Before such sale, however, such selling Participant must give certain other Participants the right of first refusal to purchase the interest on the same terms. Any Participant may transfer, free from the foregoing right of first refusal, any portion of its interest (a) to a wholly-owned subsidiary, (b) to another company in the same holding company system or a construction trust for the benefit of the transferor or another company in the same holding company system, or (c) in connection with a merger, consolidation or acquisition of substantially all of the properties or all of the generating facilities of a Participant.

     In addition, the failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay may have a material effect on Great Bay by requiring Great Bay to pay a greater proportion of the Seabrook Unit 1 and Seabrook Unit 2 expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay have not made their full respective payments. At the current time, the electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. On February 28, 1997, the New Hampshire Public Utilities Commission ("NHPUC") issued an order requiring stranded cost recovery to be based on the average market price of electricity in New England, rather than alternative regulatory accounting methods that are more favorable to certain Participants. On March 3, 1997, one of the Participants, Northeast Utilities (along with three of its subsidiaries) commenced litigation against the NHPUC involving the order. If a Participant other than Great Bay were to file for bankruptcy, and such Participant was unable to pay its share of Seabrook Project expenses, Great Bay might be required to pay a greater portion of Seabrook Project expenses. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed by certain of the Participants on June 29, 1992, is North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of

Northeast Utilities. Northeast Utilities, in conjunction with certain of its affiliates, holds the largest joint ownership interest, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by a majority vote of its members, although any action of the Executive Committee may be modified by vote of 51% of the ownership interests. Great Bay does not have a representative on the Executive Committee, but does have a representative on the Audit Committee, Budget Committee and Non-Operating Participants Committee related to the Seabrook Project. John A. Tillinghast, the Company's President and Chief Executive Officer, is Chairman-elect of the Non-Operating Participants Committee. Under the JOA, the managing agent of the Seabrook Project may be removed and a new managing agent appointed by a 51% interest of the Participants.

RECENT DEVELOPMENTS

     On January 24, 1997, Great Bay completed the formation of a holding company structure for Great Bay. As a result of the restructuring, Great Bay became a wholly-owned subsidiary of BayCorp. Shareholders of Great Bay received one share of BayCorp common stock for each share of Great Bay common stock which they owned. In connection with the restructuring, Great Bay common stock ceased to be quoted on the Nasdaq National Market and the new BayCorp common stock was listed for trading on the American Stock Exchange under the symbol "MWH" on January 28, 1997.

     On January 27, 1997, the NRC issued Great Bay a temporary six month exemption related to Great Bay's status as an "electric utility" as defined in the NRC's regulations. In the exemption, the NRC staff stated that it believes that Great Bay does not currently satisfy the NRC definition of "electric utility." If Great Bay is an "electric utility," then the NRC decommissioning requirements (see "Business -- Decommissioning" below) are satisfied by Great Bay making monthly payments into a decommissioning trust fund. Great Bay currently makes such monthly payments to a decommissioning trust fund. If Great Bay is not an "electric utility," the NRC can require that Great Bay provide a surety bond or other allowable decommissioning funding mechanism. Although the Company cannot predict the outcome of this matter at this time, Great Bay believes that it falls within the NRC's definition of an "electric utility" and intends to vigorously pursue this matter with the NRC. If the NRC concludes that Great Bay does not meet the NRC's definition of an "electric utility," Great Bay may face substantially increased costs because of decommissioning funding requirements that are significantly more stringent than its current funding mechanism.

BANKRUPTCY PROCEEDINGS AND REORGANIZATION

     Great Bay filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Hampshire (the "Bankruptcy Court") on February 28, 1991. It conducted its business as a Debtor in Possession until November 23, 1994, at which time Great Bay's Amended Bankruptcy Plan became effective and Great Bay emerged from Chapter 11. Financing for the Amended Bankruptcy Plan was provided by affiliates of Omega Advisors, Inc. and by Elliot Associates, L.P. (collectively, the "Investors"). At the time Great Bay emerged from Chapter 11, the Investors purchased 4,800,000 shares of Great Bay's Common Stock for $35,000,000.

CURRENT BUSINESS

     BayCorp's principal asset is its 100% equity interest in Great Bay. The business of Great Bay consists of the management of its joint ownership interest in the Seabrook Project and the sale in the wholesale power market of its share of electricity produced by the Seabrook Project. Great Bay does not have operational responsibility for the Seabrook Project. To date, Great Bay has entered into one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. Great Bay's business strategy is to seek purchasers, either in the short-term market or pursuant to medium or long-term contracts, for its share of the Seabrook Project electricity output at prices in excess of the prices currently available in the short-term market because sales at current short-term prices result in revenues that are less than Great Bay's cash requirements for operations, maintenance and capital expenditures.

     As a result of Great Bay's reorganization into a holding company structure on January 24, 1997, BayCorp may engage in business activities, either directly or through subsidiaries other than Great Bay, that Great Bay would be prohibited from pursuing due to its status as an exempt wholesale generator under PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

MARKETING

     Great Bay and PECO Energy Company ("PECO") entered into a Services Agreement as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as Great Bay's exclusive agent to market and sell Great Bay's uncommitted portion of electricity generated by the Seabrook Project. Proceeds from the sale of Great Bay's electricity together with reservation fees payable by PECO to Great Bay are shared between Great Bay and PECO in accordance with formulas set forth in the PECO Services Agreement. In addition, PECO has committed, under certain circumstances, to provide back-up power during periods in which power is partially or totally unavailable from the Seabrook Project. The PECO Services Agreement became effective on December 31, 1995 and had initially provided for a term of two years.

     At the time that Great Bay entered into the PECO Services Agreement, Great Bay entered into a Warrant Purchase Agreement (the "PECO Warrant Purchase Agreement") pursuant to which, on February 15, 1996, PECO purchased a warrant from Great Bay for $1,000,000. The PECO Warrant entitled PECO to purchase 4.99% of the total shares outstanding of the Company's Common Stock for approximately $4.1 million.

     On September 30, 1996, PECO exercised its warrant and purchased 417,800 shares, or 4.99%, of Great Bay's Common Stock at a price of $9.75 per share. As a result of the exercise of the warrant by PECO, the marketing agreement between PECO and Great Bay was automatically extended through December 31, 1998. In addition, the parties agreed to extend the marketing agreement for an additional year through December 31, 1999. Under the terms of the warrant, the $1,000,000 received for the purchase of the warrant was credited towards the purchase price for the newly issued shares. Thus, Great Bay received an additional $3.1 million as a result of PECO's exercise of the warrant.

     From November 23, 1994 to December 31, 1995, UNITIL Resources, Inc. ("URI"), a wholly-owned subsidiary of UNITIL Company ("UNITIL") marketed Great Bay's energy. Great Bay paid URI commissions for sales of power plus reimbursement for URI's time. The amount of the commission varied based on the length of the power sale contracts and prices obtained. The marketing agreement with URI terminated as of December 31, 1995.

     Great Bay currently sells most of its power to utility companies located in the Northeast United States in the short-term wholesale power market. Great Bay is currently not dependent on any single customer because many utilities and marketers are willing to buy Great Bay's share of electricity from the Seabrook Project at substantially the same price. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. Sales of power to UNITIL Power Corporation ("UNITIL Power"), a wholly-owned subsidiary of UNITIL, Northeast Utilities and Connecticut Municipal Electric Energy Corp. each accounted for more than 10% of Great Bay's revenues during 1996. See "Power Purchase Agreements."

POWER PURCHASE AGREEMENTS

     Great Bay is party to a power agreement, dated as of April 1, 1993 (the "UNITIL Power Purchase Agreement"), with UNITIL Power which provides for Great Bay to sell to UNITIL Power approximately 10 MW of power. The UNITIL Power Purchase Agreement commenced on May 1, 1993 and runs through October 31, 2010. During the first year of this term, the price of power under the UNITIL Power Purchase Agreement was 5.0 cents per kilowatt-hour ("kWh"). Thereafter, the price is subject to increase in accordance with a formula which provides for adjustments at less than the actual rate of inflation. UNITIL Power has an option to extend the UNITIL Power Purchase Agreement for an additional 12 years until 2022.

     The UNITIL Power Purchase Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL Power in the early years of the UNITIL Power Purchase Agreement is quantified in a "Balance Account" which increases annually to $4.1 million in 1998, then decreases annually, reaching zero in 2001. If the UNITIL Power Purchase Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL Power.

     To secure the obligations of Great Bay under the UNITIL Power Purchase Agreement, including the obligation to repay UNITIL Power the amount in the Balance Account, the UNITIL Power Purchase Agreement grants UNITIL Power a mortgage on Great Bay's interest in the Seabrook Project. This mortgage may be subordinated to first mortgage financing of up to a maximum amount of $80,000,000. The UNITIL Power Purchase Agreement further provides that UNITIL Power's mortgage will rank pari passu with other mortgages that may hereafter be granted by Great Bay to other purchasers of power from Great Bay to secure similar obligations, provided that (i) the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest may not exceed $80,000,000, and (ii) the combined total of all second mortgages on the Seabrook Interest may not exceed the sum of (a) $80,000,000 less the total amount of Great Bay's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

     In addition to the UNITIL Power Purchase Agreement, Great Bay also entered into an option agreement with UNITIL Power (the "Power Purchase Option Agreement") under which Great Bay granted UNITIL Power the option to purchase, during the period form November 1, 1998 through October 31, 2018, approximately 15 MW of electricity at a price equal to 6.5 cents per kwh, subject to adjustment in accordance with a formula. UNITIL Power was required to exercise its option under the Power Purchase Option Agreement on or before October 31, 1996. UNITIL Power did not exercise this option and the option has expired.

     Great Bay is also party to a Purchased Power Agreement, dated November 9, 1995 (the "Bangor Purchased Power Agreement"), with Bangor Hydro-Electric Company ("Bangor Hydro") pursuant to which Bangor Hydro agreed to purchase from Great Bay, subject to increase or reduction under certain circumstances, 10 MW of electricity during the months of January through March 1996 and for the months of November 1996 through March 1997 and November 1997 through March 1998. Pursuant to the Bangor Purchased Power Agreement, Great Bay also granted to Bangor Hydro an option to purchase from Great Bay, subject to increase or reduction under certain circumstances, up to 10 MW of electricity for the months of November 1998 through March 1999 and November 1999 through March 2000.

     During the year ended December 31, 1996, sales by Great Bay to Northeast Utilities, UNITIL Power and Connecticut Municipal Electric Energy Corp. accounted for 26%, 15% and 13%, respectively, of total operating revenues. See
Note 1J of Notes to the Financial Statements.

COMPETITION

     Great Bay sells its share of Seabrook electricity into the wholesale electricity market in the Northeast United States. There are a large number of suppliers to this market and a surplus of capacity, resulting in intense competition. A primary source of competition comes from traditional utilities, many of which presently have excess capacity. In addition, non-utility wholesale generators of electricity, such as independent power producers ("IPPs"), Qualifying Facilities ("QFs") and EWGs, as well as power marketers and brokers, actively sell electricity in this market.

     Great Bay may face increased competition, primarily based on price, from all the foregoing sources in the future. Great Bay believes that it will be able to compete effectively in the wholesale electricity market because of the current low cost of electricity generated by the Seabrook Project in comparison with existing alternative sources and the reduction of Great Bay's capital costs resulting from the implementation of the Chapter 11 reorganization plan. In addition, Great Bay believes that the commitment by PECO to provide back-up power under the PECO Services Agreement, as well as PECO's marketing capabilities, should favorably affect Great Bay's competitive position.

NEPOOL

     Great Bay is a party to the New England Power Pool ("NEPOOL") Agreement (the "NEPOOL Agreement") and is a member of NEPOOL. NEPOOL is open to all investor-owned, municipal and cooperative electric utilities in New England that are connected to the New England power grid. Effective November 13, 1995, the NEPOOL Agreement was amended to permit broader membership and participation in NEPOOL by power marketers and other non-utilities that transact business in the bulk power market in New England. The NEPOOL Agreement provides for coordinated planning of future facilitates as well as the operation of nearly 100% of existing generating capacity in New England and of related transmission facilities as if they were one system. The NEPOOL Agreement imposes on its participants obligations concerning generating capacity reserves and the right to use major transmission lines. On occasions when one or more transmission lines are out of service, the quantity of power being produced by then operating generation plants may exceed the quantity of power that can be carried safely by the transmission system. In such instances, one or more generation plants may be taken off-line by NEPOOL. To date, the Seabrook Project has not been taken off-line in these instances. Great Bay believes that it is unlikely that the Seabrook Project would be taken off-line in such instances because NEPOOL prefers to take off-line non-nuclear plants which are less complex and less difficult to schedule than nuclear units.

     The NEPOOL Agreement also provides for central dispatch of the generating capacity of NEPOOL members with the objective of achieving economical use of the region's facilities. Pursuant to the NEPOOL Agreement, interchange sales (purchases from or sales to the pool by a NEPOOL member) are made at prices approximately equal to the fuel cost for generation without contribution to the support of fixed charges, if NEPOOL has the right to schedule delivery of the power. On rare occasions, unscheduled power is delivered, or "dumped," to the pool, for which no payment is made by NEPOOL. Great Bay does not expect to "dump" power to NEPOOL. NEPOOL members also jointly schedule generation plant maintenance to avoid capacity shortages in the NEPOOL area. The number of generation plants undergoing maintenance at any time affects the cost of replacement power in the market. Thus, Great Bay's operating revenues and costs are affected to some extent by the operations of other members.

     On December 31, 1996, NEPOOL filed a restructuring plan with the Federal Energy Regulatory Commission ("FERC"), including amendments to the NEPOOL Agreement and an open access transmission tariff. The filing was intended not only to comply with the FERC's open access for tight pools as set forth in FERC Order No. 888, but also to (1) transfer the region's transmission grid and generation operation to an independent system operator, (2) provide for a competitive generation market through a combination of bilateral trading and the formation of a regional power exchange and (3) qualify NEPOOL as a regional transmission group. These changes are scheduled to be implemented in stages by no later than January 1, 1998.

NUCLEAR POWER, ENERGY AND UTILITY REGULATION

     The Seabrook Project and Great Bay, as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay has been, and will be, affected to the extent of its proportionate share by the cost of any such requirements made applicable to Seabrook Unit 1.

     Great Bay is also subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay proposes to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

     Because it is an EWG, Great Bay is not subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under PUHCA. In order to maintain its EWG status, Great Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility."

     Great Bay is subject to regulation by the NHPUC in many respects including the issuance of securities, the issuance of debt, contracts with affiliates, forms of accounts, transfers of utility properties, mortgaging of utility property and other matters. The NHPUC does not regulate rates charged for sales of electricity at wholesale.

     The NHPUC and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay sells electricity are considering a range of proposals relating to the deregulation of the utility industry. It is not possible to predict what steps will be taken by these authorities and legislatures or their impact on Great Bay.

NUCLEAR POWER ISSUES

     Nuclear units in the United States have been subject to widespread criticism and opposition, which has led to construction delays, cost overruns, licensing delays and other difficulties. Various groups have sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste by litigation, legislation and participation in administrative proceedings. The Seabrook Project was the subject of significant public controversy during its construction and licensing and remains controversial. An increase in public concerns regarding the Seabrook Project or nuclear power in general could adversely affect the operating license of Seabrook Unit 1. While Great Bay cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

     In the event of a permanent shutdown of any unit, NRC regulations require that the unit be completely decontaminated of any residual radioactivity. While the owners of the Seabrook Project are accumulating a trust fund to pay decommissioning costs, if these costs exceed the amount of the trust fund, the owners, including Great Bay, will be liable for the excess.

NUCLEAR RELATED INSURANCE

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $8.3 billion, based on the approximately 110 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $75.5 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($3.965 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay estimates its maximum liability per nuclear accident currently would be an aggregate amount of approximately $9.59 million per accident, with a maximum annual assessment of about $1.21 million per incident, per year.

     In addition to the insurance required by the Price Anderson Act, the NRC regulations require licensees, including the Seabrook Project, to carry all risk nuclear property damage insurance in the amount of at least $1.06 billion, which amount must be dedicated, in the event of an accident at the reactor, to the stabilization and decontamination of the reactor to prevent significant risk to the public health and safety.

     Great Bay also independently purchases business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from September 15, 1996 until September 15, 1997 and provides for the payment of a fixed weekly loss amount of $520,000 in the event of an outage at the Seabrook Project of more than 21 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay is $70.3 million. Under the terms of the policy, Great Bay is subject to a potential retrospective premium adjustment of up to approximately $640,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

NUCLEAR FUEL

     The Seabrook Project's joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project's existing contractual arrangements, Great Bay believes that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2001. The Seabrook plant management has scheduled the next refueling outage for May 1997. Uranium concentrate and conversion, enrichment and fabrication services currently are available form a variety of sources. The cost of such concentrate and such services varies based upon market forces.

NUCLEAR WASTE DISPOSAL

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, as well as for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982 (the "NWPA"), the United States Department of Energy (the "DOE") is required (subject to various contingencies) to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such waste and fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998.

     NAESCO, as agent for the owners of the Seabrook Project, has entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. In return for payment of the prescribed fees, the federal government is to take title to and dispose of the Seabrook Project's high level wastes and spent nuclear fuel beginning no later than January of 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel, beginning not later than January 31, 1998.

     Until the federal government begins receiving such materials in accordance with the NWPA, operating nuclear generating units such as the Seabrook Project will need to retain high level wastes and spent fuel on-site or make other provisions for their storage. The Seabrook Project increased its on-site storage capacity for Low Level Waste ("LLW") in 1996 and such capacity is expected to be sufficient through 2006. In addition, the Managing Agent of the Seabrook Project has advised Great Bay that the Seabrook Project has adequate on-site storage capacity for high-level wastes until approximately 2010.

     Disposal costs for LLWs that result from normal operation of nuclear generating units have increased significantly in recent years and are expected to continue to rise. The cost increases are functions of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state was responsible for providing disposal facilities for LLW generated within the state and was authorized to join with other states into regional compacts to jointly fulfill their responsibilities. However, pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) is allowed to impose volume limits and a surcharge on shipments of LLW from states that are not members of the compact in the region in which the facility is located. On June 19,

1992, the United States Supreme Court issued a decision upholding certain parts of the Low-Level Radioactive Waste Policy Amendments Act of 1985, but invalidating a key provision of that law requiring each state to take title to LLW generated within that state if the state fails to meet federally mandated deadlines for siting LLW disposal facilities. The decision has resulted in uncertainty about states' continuing roles in siting LLW disposal facilities and may result in increased LLW disposal costs and the need for longer interim LLW storage before a permanent solution is developed. Based on information provided by NAESCO, management believes that the on-site storage capacity for LLW generated by the Seabrook Project is adequate until at least 2006.

     In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. Additionally, the Barnwell, South Carolina disposal facility was reopened in July 1995 to all states except North Carolina as a result of legislation passed by the South Carolina legislature. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. All LLW generated by the Seabrook Project which exceeds the maximum radioactivity level of LLW accepted by the Utah facility is stored on-site at the Seabrook facility.

DECOMMISSIONING

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Any changes in NRC requirements or technology can increase estimated decommissioning costs.

     Along with the other Participants, Great Bay is responsible for its pro rata share of the decommissioning and cancellation costs for Seabrook. Great Bay pays its share of decommissioning costs on a monthly basis. The decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule. The review of the current estimate and funding schedule by the NDFC is scheduled to commence in April 1997. Although the owners of the Seabrook Project, including Great Bay, are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay, would remain liable for the excess. Great Bay may be required to change the mechanism by which it funds its share of the Seabrook Project decommissioning costs due to the recent NRC review of Great Bay's status as an electric utility (see "Business -- Recent Developments").

     The current estimated cost to decommission the Seabrook Project, based on a study performed in 1996 for the lead owner of the Plant, is approximately $439 million in 1996 dollars and $2.3 billion in 2026 dollars, assuming a 36-year life for the facility and a future escalation rate of 5.0%. Based on this estimate, the current value of Great Bay's share of this liability in 1996 dollars is approximately $53.2 million.

     On November 15, 1992, Great Bay's former parent, EUA, and certain other parties entered into a settlement agreement. Under the settlement agreement, EUA guaranteed an amount not to exceed $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1 in the event that Great Bay is unable to pay its share of such decommissioning costs.

ENVIRONMENTAL REGULATION

     The Seabrook Project, like other electric generating stations, is subject to standards administered by federal, state and local authorities with respect to the siting of facilities and associated environmental factors. The United States Environmental Protection Agency (the "EPA"), and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith, including the ability to require installation of pollution control devices and remedial actions. The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities.

     The EPA issued a National Pollutant Discharge Elimination System permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. On August 31, 1994, the New Hampshire Department of Environmental Services issued to NAESCO permits to operate two auxiliary boilers and two emergency diesel generators in accordance with New Hampshire Revised Statutes Annotated Chapter 125-C. These permits, which are effective until August 31, 1997, prescribe limits for the emission of air pollutants into the ambient air as well as record keeping and other reporting criteria. NAESCO filed an application on July 16, 1996 for permits under Title V of the Clean Air Act. Upon the expiration of the State of New Hampshire permits, the conditions authorized by those permits will remain in effect until the Title V permits are granted. Because the liabilities of the participants under the JOA are several and not joint, in the event that NAESCO violates the emissions limits contained in its permits, if at all, Great Bay is liable for its pro rata share of any costs and liabilities assessed for the emissions violations.

     In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the United States Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standards has been stayed as applied to nuclear generating units. Environmental regulation of the Seabrook Project may result in material increases in capital and operating costs, delays or cancellation of construction of planned improvements, or modification or termination of operation of existing facilities. Management believes that Great Bay is in compliance in all material respects with applicable EPA, NRC and other regulations relating to pollution caused by nuclear generating facilities.

ENERGY POLICY ACT

     The Energy Act addresses many aspects of national energy policy and includes important changes for electric utilities and registered holding companies. For example, the Energy Act grants FERC new authority to mandate transmission access for QFs, EWGs and traditional utilities. It is not possible to predict the impact which the Energy Act and the rules and regulations which will be promulgated by various regulatory agencies pursuant to the Energy Act will have on Great Bay. It is also not possible to predict the timing or content of future energy policy legislation and the significance of such legislation to Great Bay. Various issues not addressed by the Energy Act, including regional planning and transmission arrangements, could be addressed in future legislation.

EMPLOYEES AND MANAGEMENT

     During 1996, Great Bay had six employees. A Management and Administrative Services Agreement was in effect during 1995 between Great Bay and URI which provided for URI to provide a full range of services to Great Bay including management, accounting and bookkeeping, budgeting and regulatory compliance. Great Bay terminated this agreement effective January 2, 1996 and assumed control of these functions in 1996.

     As a result of the corporate restructuring of Great Bay and BayCorp completed on January 27, 1997, BayCorp has five employees, including its President and Chief Executive Officer, John A. Tillinghast, and its Chief Operating Officer, Frank W. Getman Jr. See "Executive Officers." BayCorp's wholly-owned subsidiary, Great Bay, has one employee.

     On January 24, 1997, a Management and Administrative Services Agreement (the "Services Agreement") was signed between BayCorp and Great Bay, pursuant to which BayCorp provides Great Bay a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. Under the Service Agreement, Great Bay pays BayCorp a monthly fee of $156,000 for such services. The Services Agreement has a one-year term and provides for automatic one-year renewals.

ITEM 2.  PROPERTIES.

     BayCorp's sole asset is its equity interest in Great Bay. Great Bay's principal asset is its 12.1% joint ownership interest in the Seabrook Project. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser coiling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. See "Business -- The Seabrook Project."

ITEM 3.  LEGAL PROCEEDINGS.

     For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns"). Great Bay's abatement applications for 1996 are currently pending before each of the Towns. The Towns have previously denied Great Bay's abatement applications for tax years 1994 and 1995 and Great Bay appealed those denials to the New Hampshire Board of Land and Tax Appeals (the "BTLA"). Those appeals are currently pending before the BTLA and Great Bay is unable to express an opinion as to the likely outcome of this matter. Great Bay believes that a decision by the BTLA against Great Bay would not have a material adverse effect on Great Bay's financial position or results of operations because Great Bay paid its 1994 and 1995 property taxes to the Towns.

     Great Bay paid the first half of its 1996 property taxes to the Towns and withheld payment of the second half of its 1996 property taxes to the Towns, based on the Company's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. The full assessed amount of 1996 property taxes has been expensed by Great Bay on its 1996 income statement. As a result of Great Bay's withholding of its property tax payment for the second half of 1996, the Towns have the right to place a lien on the Seabrook Project on May 1, 1997. Great Bay is unable to express an opinion as to the likely outcome of this matter.

     On December 17, 1996, eight of the Joint Owners of the Seabrook Project (the "Demanding Joint Owners") served a demand on Great Bay for arbitration of a dispute between Great Bay and the Demanding Joint Owners concerning the allocation among the joint owners of real property taxes assessed by the Towns against the Seabrook Project. Great Bay takes the position that the JOA does not provide for allocation of real estate tax liabilities in proportion to each Joint Owner's ownership interest in the Seabrook Project. The Demanding Joint Owners claim that real estate taxes should be allocated in accordance with ownership shares. Arbitration proceedings have not yet commenced. Great Bay is unable to express an opinion as to the likely outcome of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

  Executive Officers of the Registrant

     On January 27, 1997, Great Bay became a wholly-owned subsidiary of BayCorp Holdings, Ltd. The persons who were officers and directors of Great Bay immediately prior to that date became the officers and directors of BayCorp, without change, until such time as their successors have been duly elected or appointed and qualified.

     The executive officers of BayCorp and Great Bay are as follows:

                     NAME                        AGE                      POSITION
                     ----                        ---                      --------
John A. Tillinghast............................  69    Chief Executive Officer, President, Treasurer
                                                       and Chairman of the Board of Directors
Frank W. Getman Jr.............................  33    Chief Operating Officer and Secretary

     Set forth below is information concerning the executive officers of BayCorp and Great Bay:

     John A. Tillinghast has served as President, Treasurer and the Chairman of the Board of Directors of the Company since November 1994 and Chief Executive Officer since April 1995. Since 1987, Mr. Tillinghast has served as President and the sole stockholder of Tillinghast Technology Interests, Inc., a private consulting firm. From 1986 to 1993, Mr. Tillinghast served as Chairman of the Energy Engineering Board of the National Academy of Sciences. He holds an M.S. in Mechanical Engineering form Columbia University.

     Frank W. Getman Jr. has served as Chief Operating Officer of BayCorp since September 17, 1996 and Vice President, Secretary and General Counsel of Great Bay since August 1, 1995. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr LLP, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     From January 27, 1995 to April 17, 1995, Great Bay Common Stock traded on the Nasdaq over-the-counter market and was quoted on the Nasdaq OTC Bulletin Board. Transfers occurred infrequently and at a low volume level. During this period, the low and high prices at which transactions in Great Bay Common Stock occurred on the Nasdaq OTC Bulletin Board were $7.12 and $9.00 per share, respectively. These prices may have reflected inter-dealer prices, without retail markups, mark-downs or commissions, and may not have necessarily represented actual transactions.

     Great Bay Common Stock commenced trading on the Nasdaq National Market ("NNM") on April 18, 1995 under the symbol "GBPW." Following are the reported high and low sales prices of Great Bay Common Stock on the NNM as reported daily in the Wall Street Journal for each quarter during 1995 and 1996 that the Great Bay Common Stock traded on the NNM:

                                                                         HIGH     LOW
                                                                         ----     ---
        1995
        -----
          Second Quarter (beginning April 18, 1995)....................   9 3/4   7
          Third Quarter................................................   9       7 3/4
          Fourth Quarter...............................................   9 1/4   6 3/4
        1996
        -----
          First Quarter................................................   8 3/4   6 3/4
          Second Quarter...............................................   8 3/4   6 1/8
          Third Quarter................................................  10 3/8   6 7/8
          Fourth Quarter...............................................  10       7 1/4

     As of December 31, 1996, the Company had 20 holders of record of its Common Stock.

     On January 24, 1997, Great Bay completed the formation of a holding company structure for Great Bay. As a result of the restructuring, Great Bay became a wholly-owned subsidiary of BayCorp. Shareholders of Great Bay received one share of BayCorp common stock for each share of Great Bay common stock which they owned. In connection with the restructuring, Great Bay Common Stock ceased to be quoted on the Nasdaq National Market and the new BayCorp Common Stock was listed for trading on the American Stock Exchange under the symbol "MWH" on January 28, 1997.

     Great Bay has never paid cash dividends on Great Bay Common Stock. BayCorp currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of BayCorp, as successor to Great Bay. The selected financial data presented below for periods subsequent to November 23, 1994 give effect to the consummation of Great Bay's Fifth Amended Plan of Reorganization dated February 11, 1994, as amended by a First Amendment dated September 9, 1994 (the "Amended Bankruptcy Plan") of the predecessor of Great Bay and to the adoption of fresh start reporting by Great Bay as of that date in accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, periods prior to November 23, 1994 have been designated "Predecessor Company" or the "Predecessor" and periods subsequent to November 23, 1994 have been designated "Reorganized Company" or the "Company." Selected balance sheet and statement of income (loss) data of the Predecessor Company periods are not comparable to those of the Reorganized Company periods and a line has been drawn in the tables to separate the Predecessor financial data from the Company financial data.

     The following data presents (i) selected financial data of the Reorganized Company as of and for the years ended December 31, 1996 and December 31, 1995, as of December 31, 1994 and for the period from November 24, 1994 to December 31, 1994 and (ii) selected financial data of the Predecessor company for the period from January 1, 1994 to November 23, 1994, as of December 31, 1993 and December 31, 1992 and for each of the two years in the period ended December 31, 1993. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                     REORGANIZED COMPANY                    PREDECESSOR COMPANY
                             ------------------------------------   ------------------------------------
                             FOR THE YEAR ENDED    NOVEMBER 24 TO   JANUARY 1 TO    FOR THE YEAR ENDED
                                DECEMBER 31,        DECEMBER 31,    NOVEMBER 23,       DECEMBER 31,
                             -------------------   --------------   ------------   ---------------------
                               1996       1995          1994            1994         1993        1992
                             --------   --------   --------------   ------------   ---------   ---------
INCOME STATEMENT DATA:
  Operating Revenues.......  $ 30,324   $ 24,524      $  3,129        $ 13,989     $  24,620   $  23,027
  Fuel, Operation &
     Maintenance...........    24,885     24,899         2,409          21,762        22,991      26,823
  Net Income (Loss)........     4,100     (6,059)          182         131,385        (9,433)    (47,468)(2)

                                                            DECEMBER 31,
                             ---------------------------------------------------------------------------
                               1996       1995          1994                         1993        1992
                             --------   --------   --------------                  ---------   ---------
BALANCE SHEET DATA:
  Cash & Cash
     Equivalents...........    28,775     16,469        22,217                           138       4,817
  Working Capital(1).......    30,552     20,516        27,169                      (289,585)   (284,819)
  Total Assets.............   152,418    138,771       145,666                       324,590     333,758
  Decommissioning
     Liability.............    53,215     50,899        48,530                            --          --
  Capitalization:
     Long-Term Debt
       (excluding current
       maturities)(1)......         0          0             0                             0           0
     Common Equity.........    89,625     82,233        88,292                      (139,783)   (130,350)
     Cumulative Convertible
       Preferred Stock.....        --         --            --                        63,090      63,090
  Total Capitalization.....    89,625     82,233        88,292                       (76,693)    (67,260)

---------------
(1) As a result of Predecessor's bankruptcy filing, the Predecessor was in default under the indenture pursuant to which the secured notes were issued. Long-Term Debt of the Predecessor was thereafter classified as a current liability subject to compromise.

(2) In 1992, the Predecessor Company reversed all accumulated tax benefits related to carryforwards of net operating losses and alternative minimum tax credits to reflect the anticipated imposition of certain tax law limitations and the impact of certain settlement agreements between the Predecessor Company and Eastern Utilities Associates ("EUA").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EMERGENCE FROM CHAPTER 11

     On February 28, 1991, Great Bay filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. On November 23, 1994 (the "Confirmation Date"), a formal confirmation order by the Bankruptcy Court with respect to Great Bay's Amended Bankruptcy Plan became effective. At that time, Great Bay emerged from bankruptcy. As a result of the Chapter 11 proceeding and in accordance with the provisions of the Amended Bankruptcy Plan, the capital structure of Great Bay was completely changed. In particular, as part of its Chapter 11 proceeding, Great Bay discharged all of its pre-petition debt, which consisted primarily of the approximately $280 million principal amount of outstanding Notes and unpaid accrued interest on the Notes of approximately $14 million, and raised gross proceeds of $35 million in the Amended Bankruptcy Plan. See "Business -- Bankruptcy Proceeding and Reorganization." Thus, as a result, Great Bay's net worth increased significantly and Great Bay was relieved of the obligation to make principal and interest payments on the Notes.

     The following discussion focuses solely on operating revenues and operating expenses which are presented in a substantially consistent manner for all of the periods presented. As a result of the Chapter 11 proceeding and subsequent effectiveness of the amended Bankruptcy Plan on November 23, 1994, the 1994 Statement of Income represents separately the results of operations of the predecessor company prior to November 23, 1994 from the results of operations of Great Bay after that date.

     On the Confirmation Date, Great Bay adopted a "Fresh Start" Balance Sheet. This Balance Sheet reflects the assets and liabilities of Great Bay at their estimated fair values as of the Confirmation Date, including the net proceeds of the equity financing for the Amended Bankruptcy Plan, and eliminating liabilities discharged under the Amended Bankruptcy Plan.

OVERVIEW

     Great Bay reported income before extraordinary item for the year ended December 31, 1996 and reported a loss before extraordinary item for the year ended December 31, 1995 and the combined twelve-month period ended December 31, 1994. The 1996 income was primarily due to a gain of $7,036,792 from the sale of unused steam generators from Seabrook Unit 2. The losses in 1995 and 1994 were primarily due to sales of Great Bay's share of electricity from the Seabrook Project in the short-term market at prices resulting in revenues substantially below actual expenses.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. Great Bay incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for Great Bay to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. The Managing Agent of the Seabrook Project has scheduled the next refueling outage for May 1997. Refueling outages are scheduled generally every 18 to 24 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

RESULTS OF OPERATIONS

  Operating Revenues

     Great Bay's operating revenues for 1996 increased by approximately $5.8 million, or 23.7%, to $30,324,000 as compared with $24,524,000 for 1995. This increase was primarily due to higher availability and production at the Seabrook Project due to fewer unscheduled and scheduled outages in 1996 compared to 1995. During 1996, the capacity factor at the Seabrook Project was 96.5% of the rated capacity versus a capacity factor of 83.2% for 1995. Operating revenue and capacity factor were negatively affected in 1995 by the scheduled refueling outage at the Seabrook Project which occurred during parts of both November and December 1995. In contrast, there was only a brief unscheduled outage in January and February of 1996.

     Sales of electricity increased by approximately 17.5% to 1,194,391,000 kilowatt hours in 1996 as compared to 1,016,727,000 kilowatt hours in 1995. Operating revenues were also favorably affected in 1996 by an increase in the sales price per kWh. During 1996 the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 5% to 2.53 cents per kWh as compared with 2.41 cents per kWh in 1995. Great Bay's cost of power (determined by dividing total operating expenses by Great Bay's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased 14.5% to 2.72 cents per kWh in 1996 as compared to 3.18 cents per kWh in 1995. This decrease was primarily the result of the higher capacity factor at the Seabrook Project in 1996 as compared to 1995. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook costs are spread over fewer kWhs.

     Great Bay's operating revenues for 1995 increased by approximately $7.4 million, or 43%, as compared with the combined twelve months ended 1994. The increase was primarily due to reduced scheduled and unscheduled outage time during 1995, with a capacity factor of 83.2% in 1995 as compared with 61.6% in the combined twelve months ended 1994. Operating revenues were also favorably affected in 1995 by an increase in the sales price per kWh to 2.41 cents per kWh as compared with 2.27 cents per kWh in the combined twelve months ended 1994. Great Bay's cost of power decreased 34.7% to 3.18 cents per kWh in 1995 as compared with 4.88 cents per kWh in the combined twelve months ended 1994, primarily a result of reduced depreciation and amortization expenses in 1995 resulting from the write down to fair value of all of Great Bay's assets following its emergence from bankruptcy in November 1994.

  Expenses

     Increases in depreciation and amortization (3.3%), taxes (2%), and administrative and general expenses (5.1%) contributed to a small overall increase in expenses of $183,000 (.6%) from $32,381,000 in 1995 to $32,563,000 in 1996.

     Other Income increased 263%, or $4.6 million, reflecting a $7.0 million gain on sale of assets in July of 1996, when Great Bay received approximately $7.0 million from the proceeds of the sale by the joint owners of the Seabrook Project of four unused steam generators from Seabrook Unit 2. Great Bay had previously written off its investment of Seabrook Unit 2 and recognized a gain on this sale. This increase in other income was offset in part by Great Bay's recognition in 1996 of its share of the Seabrook Project's decommissioning liability. During 1996, Great Bay began to accrete it share of the Seabrook Project's decommissioning liability in 1996 dollars rather than 1995 dollars. In 1995 there was no expense for Great Bay's share of the Seabrook Project's decommissioning liability because the entire amount of Great Bay's share of the Seabrook Project's decommissioning liability was reflected as a liability on Great Bay's balance sheet under fresh start accounting principles. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant.

     Great Bay's total operating expenses (excluding depreciation and all taxes) for 1995 increased $0.7 million, or 3.0%, in comparison with the combined twelve months ended 1994, primarily a result of increased administrative and general expenses. This increase was partially offset by lower maintenance costs during the Seabrook Project's 1995 scheduled outage. Depreciation and amortization expenses decreased by 59.6% to $3.3 million during 1995 as compared with $8.3 million in the combined twelve months ended 1994. The decrease was the result of a reduction in the depreciable value of Great Bay's investment in the Seabrook Project due to the write down to fair value of all of Great Bay's assets following its emergence from bankruptcy in November 1994. In the combined twelve months ended 1994, as part of its emergence from bankruptcy, Great Bay wrote off $137.9 million in assets and liabilities. Interest income increased in 1995 to $1.5 million as a result of Great Bay's significantly higher cash and investment balances.

  Net Operating Losses

     For federal income tax purposes, as of December 31, 1996, the Company had net operating loss carry forwards ("NOLs") of approximately $174 million, which are scheduled to expire between 2005 and 2010. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. The Company's other $38 million of NOLs are not currently subject to such limitations.

LIQUIDITY AND CAPITAL RESOURCES

     Great Bay is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations. Seabrook Project expenses to preserve and protect Unit 2 assets approximate $500,000 per year, of which Great Bay's share is approximately $62,000 per year. Great Bay currently is selling most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by Great Bay is and has been less than Great Bay's ongoing cash requirements. Great Bay expects that it will continue to incur cash deficits until the prices at which it is able to sell its share of the Seabrook Project electricity increase, which may be a number of years, if ever. Great Bay intends to cover such deficits with its cash and short-term investments which totaled approximately $28.8 million at December 31, 1996. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements.

     Great Bay's principal asset available to serve as collateral for borrowings is its 12.1% joint interest in the Seabrook Project. Pursuant to a power purchase agreement, dated as of April 1, 1993, between Great Bay and UNITIL Power Corp., Great Bay's interest in the Seabrook Project is encumbered by a mortgage. This mortgage may be subordinated to up to $80 million of senior secured financing.

     Great Bay's cash and short-term investments increased approximately $12.3 million during 1996. Principal factors affecting liquidity during 1996 included the operating income discussed above and the receipt of $4.1 million dollars from PECO Energy in connection with PECO's purchase and subsequent exercise of its warrant to purchase 4.99% of the Company's common stock. Non-cash charges to income included $3.4 million for depreciation, $4.4 million for nuclear fuel amortization, decommissioning trust fund accretion of $2.3 million and an increase in miscellaneous current liabilities of $2.6 million attributable to the 1996 accrual for 1997 outage related expenses and the year end accrual for Seabrook pensions. Partially offsetting the items listed above were cash charges of $6.6 million for capital expenditures for plant and nuclear fuel and an increase in accounts receivable of $1.4 million due to the resumption of power sales in 1996 following reduced sales in December 1995 as a result of the scheduled outage during that month. Also in 1996, Great Bay purchased 78,045 shares of the Company's Common Stock for $633,000.

     Great Bay's 1996 decommissioning payments totaled approximately $1.0 million. The decommissioning funding schedule is determined by the NDFC, which reviews such schedule for the Seabrook Project at least annually. Great Bay's decommissioning payments for fiscal 1997 will depend on the outcome of pending proceedings before the NDFC. Great Bay expects to use revenues from the sale of power to make these decommissioning payments. The current review by the NRC could substantially increase Great Bay's costs of decommissioning funding if Great Bay does not meet the NRC's definition of an electric utility (see "Business -- Recent Developments").

     Great Bay anticipates that its share of the Seabrook Project's capital expenditures for the 1997 fiscal year will total approximately $4.6 million for nuclear fuel and various capital projects.

     For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid the first half of its 1996 property taxes to the Towns and withheld payment of the second half of its 1996 property taxes to the Towns, based on the Company's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. The full amount of Great Bay's 1996 property tax expense is reflected in the Company's 1996 financial statements. The outcome of the Company's appeals with respect to property tax assessments will affect the Company's liquidity and obligation for property tax payments in the future. See "Business -- Legal Proceedings."

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "excepts," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or Great Bay to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Annual Report.

     Ownership of a Single Asset. BayCorp's sole asset is it equity interest in Great Bay. Great Bay owns a single principal asset, a 12.1% joint interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Accordingly, Great Bay's results of operations are completely dependent upon the successful and continued operation of the Seabrook Project. In particular, if the Seabrook Project experiences unscheduled outages of significant duration, Great Bay's results of operations will be materially adversely affected.

     History of Losses; Implementation of Business Strategy. Great Bay has never reported an operating profit for any year since its incorporation. Great Bay's business strategy is to seek purchasers for its share of the Seabrook Project electricity output at prices, either in the short-term market or pursuant to medium or long-term contracts, significantly in excess of the prices currently available in the short-term wholesale electricity market since sales at current short-term rates do not result in sufficient revenue to enable Great Bay to meet its cash requirements for operations, maintenance and capital related costs. Great Bay's ability to obtain such higher prices will depend on regional, national and worldwide energy supply and demand factors which are beyond the control of Great Bay. There can be no assurance that Great Bay ever will be able to sell power at prices that will enable it to meet its cash requirements.

     Liquidity Needs. As of December 31, 1996, Great Bay had approximately $28.8 million in cash and cash equivalents and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay, will be sufficient to enable the Company to meet its cash requirements until the prices at which Great Bay can sell its electricity increase sufficiently to enable the Company to cover its annual cash requirements. However, if the Seabrook Project operated at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, Great Bay or the Company would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements. There is no assurance that Great Bay or the Company would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

     Changes in Power Sale Contract Terms Available in Wholesale Power
Market. In the past, wholesale sellers of electric power, which typically were regulated electric utilities, frequently entered into medium or long-term power sale contracts providing for prices in excess of the prices available in the short-term market, which includes contracts of one year or less in duration. In recent years, increased competition in the wholesale electric power market, reduced growth in the demand for electricity, low prices in the short-term market and the uncertainty associated with deregulation of the industry have reduced the willingness of wholesale power purchasers to enter into medium or long-term contracts and have reduced the prices obtainable from such contracts.

     Risks in Connection with Joint Ownership of Seabrook Project. Great Bay is required under the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated May 1, 1973, as amended, by and among Great Bay and the other 10 utility companies who are owners of the Seabrook Project (the "JOA"), to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including without limitation operations and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of Seabrook Unit 1's operations. Under certain circumstances, a failure by

Great Bay to make its monthly payments under the JOA entitles certain other joint owners of the Seabrook Project to purchase Great Bay's interest in the Seabrook Project for 75% of the then fair market value thereof.

     In addition, the failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay may have a material adverse effect on Great Bay by requiring Great Bay to pay a greater proportion of the Seabrook Unit 1 and Seabrook Unit 2 expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay have not made their full respective payments. The electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. On February 28, 1997, the NHPUC issued an order requiring stranded cost recovery to be based on the average market price of electricity in New England, rather than alternative regulatory accounting methods that are more favorable to the Participants. On March 3, 1997, one of the Participants, Northeast Utilities (along with three of its subsidiaries) commenced litigation against the NHPUC involving the issue of proper accounting for stranded cost recovery. If a Participant other than Great Bay were to file for bankruptcy, and such Participant was unable to pay its share of Seabrook Project expenses, Great Bay might be required to pay a greater portion of Seabrook Project expenses. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     The Seabrook Project is owned by Great Bay and the other owners thereof as tenants in common, with the various owners holding varying ownership shares. This means that Great Bay, which owns only a 12.1% interest, does not have control of the management of the Seabrook Project. As a result, decisions may be made affecting the Seabrook Project notwithstanding Great Bay's opposition.

     Certain costs and expenses of operating the Seabrook Project or owning an interest therein, such as certain insurance and decommissioning costs, are subject to increase or retroactive adjustment based on factors beyond BayCorp's or Great Bay's control. The cost of disposing of Unit 2 of the Seabrook Project is not known at this time. These various costs and expenses may adversely affect Great Bay, possibly materially.

     Extensive Government Regulation. The Seabrook Project is subject to extensive regulation by federal and state agencies. In particular, the Seabrook Project and Great Bay as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay is also subject to the jurisdiction of the FERC and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay proposes to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records. Compliance with the various requirements of the NRC and FERC is expensive. Noncompliance with NRC requirements may result, among other things, in a shutdown of the Seabrook Project.

     The NRC has promulgated a broad range of regulations affecting all aspects of the design, construction and operation of a nuclear facility, such as the Seabrook Project, including performance of nuclear safety systems, fire protection, emergency response planning and notification systems, insurance and quality assurance. The NRC retains authority to modify, suspend or withdraw operating licenses, such as that pursuant to which the Seabrook project operates, at any time that conditions warrant. The NRC might order Seabrook Unit 1 shut down (i) if flaws were discovered in the construction or operation of Seabrook Unit 1, (ii) if problems developed with respect to other nuclear generating plants of a design and construction similar to Unit 1, or (iii) if accidents at other nuclear facilities suggested that nuclear generating plants generally were less safe than previously believed.

     Great Bay is also subject to the New Hampshire public utility law and regulations of the NHPUC which affect, among other things, the issuance of securities, transfer of utility property and contacts with affiliates as well as the sale, lease, merger, consolidation or other disposition of facilities. The NHPUC does not regulate wholesale electricity rates.

     Risk of Nuclear Accident. Nuclear reactors have been used to generate electric power for more than 30 years and there are currently more than 100 nuclear reactors used for electric power generation in the United States. Although the safety record of such nuclear reactors in the United States generally has been very good, accidents and other unforeseen problems have occurred both in the United States and elsewhere, including the well-publicized incidents at Three Mile Island in Pennsylvania and Chernobyl in the former Soviet Union. The consequences of such an accident can be severe, including loss of life and property damage, and the available insurance coverage may not be sufficient to pay all the damages incurred.

     Public Controversy Concerning Nuclear Power Plants. Substantial controversy has existed for some time concerning nuclear generating plants and over the years such opposition has led to construction delays, cost overruns, licensing delays, demonstrations and other difficulties. The Seabrook Project was the subject of significant public controversy during its construction and licensing and remains controversial. An increase in public concerns regarding the Seabrook Project or nuclear power in general could adversely affect the operating license of Seabrook Unit 1. While Great Bay cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

     Waste Disposal; Decommissioning Cost. There has been considerable public concern and regulatory attention focused upon the disposal of low- and high-level nuclear wastes produced at nuclear facilities and the ultimate decommissioning of such facilities. As to waste disposal concerns, both the federal government and the State of New Hampshire are currently delinquent in the performance of their statutory obligations. See "Business -- Nuclear Waste Disposal." In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. Additionally, the Barnwell, South Carolina disposal facility was reopened in July 1995 to all states except North Carolina as a result of legislation passed by the South Carolina legislature. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. All LLW generated by the Seabrook Project which exceeds the maximum radioactivity level of LLW accepted by the Utah facility is stored on-site at the Seabrook facility. Based on information provided by NAESCO, management believes that the on-site storage capacity for LLW generated by the Seabrook Project is adequate until at least 2006.

     As to decommissioning, the NRC regulations require that upon permanent shutdown of a nuclear facility, appropriate arrangements for full decontamination and decommissioning of the facility be made. These regulations include a requirement to set aside during operation sufficient funds to defray decommissioning costs. While the owners of the Seabrook Project are accumulating a trust fund to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners (including Great Bay) would remain liable for the excess. Moreover, the amount that is required to be deposited in the trust fund is subject to periodic review and adjustment by an independent commission of the State of New Hampshire, which could result in material increases in such amounts.

     In January 1997, the NRC issued a temporary exemption related to Great Bay's status as an "electric utility" as defined in the NRC's regulations. In the exemption, the NRC staff stated that it believes that Great Bay currently does not satisfy the NRC definition of "electric utility." If Great Bay is an "electric utility," then the NRC decommissioning requirements are satisfied by Great Bay making monthly payments into the decommissioning trust fund. If Great Bay is not an "electric utility," the NRC can require that Great Bay provide a surety bond or other allowable decommissioning funding mechanisms. A review of Great Bay's status as an "electric utility" by the NRC is currently in process, which may materially and adversely affect Great Bay's liquidity.

     Intense Competition. Great Bay sells its share of Seabrook Project electricity primarily into the Northeast United States wholesale electricity market. There are a large number of suppliers to this market and competition is intense. A primary source of competition comes from traditional utilities, many of which presently have excess capacity. In addition, non-utility wholesale generators of electricity, such as IPPs, QFs and EWGs, as well as power marketers and brokers, actively sell electricity in this market. Great Bay may face increased competition, primarily based on price, from all sources in the future.

     Risk Related to Holding Company. In contrast with Great Bay, the activities of BayCorp will not be subject to the extensive government regulation related to public utilities and licensed nuclear facilities. Thus, BayCorp will not receive the benefit of the scrutiny by federal and state agencies that Great Bay receives. In addition, BayCorp may pursue activities with a greater business risk than those associated with a regulated entity such as Great Bay. Depending on the success of any new activities that BayCorp determines to pursue, it is possible that BayCorp's earnings per share and dividends, if any, might be lower than if BayCorp did not pursue such activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in the response found under Item 14
(a) (i) in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 29, 1997.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I of the Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Executive Compensation," "-- Employment Agreements," "-- Report of the Compensation Committee" and "-- Stock Performance Graph" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 29, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 29, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Employment Agreements" and "-- Certain Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 29, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this Form 10-K:

          1. Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

          2. Financial Statement Schedules. The Financial Statement Schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

          3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

        None.

                         INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                                                                                PAGE
                                                                                                                ----
Report of Independent Public Accountants......................................................................   F-1

Balance Sheets as of December 31, 1996 and 1995...............................................................   F-2

Consolidated Statements of Income --
  Year Ended December 31, 1996 December 31, 1995 and Period from November 24 to December 31, 1994.............   F-3

Consolidated Statements of Changes in Stockholders' Equity,
  Year Ended December 31, 1996, December 31, 1995 and Period from November 24 to December 31, 1994............   F-4

Consolidated Statements of Cash Flows --
  Year Ended December 31, 1996, December 31, 1995 and Period from November 24 to December 31, 1994............   F-5

Notes to Financial Statements.................................................................................   F-6

                          GREAT BAY POWER CORPORATION
               (f.k.a. EUA Power Corporation)("The Predecessor")

Statement of Income -- Period from January 1 to November 23, 1994.............................................   F-3

Statement of Changes in Stockholders' Equity -- Period from January 1 to November 23, 1994....................   F-4

Statement of Cash Flows -- Period from January 1 to November 23, 1994.........................................   F-5

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd. and

To the Director of
Great Bay Power Corporation (formerly EUA Power Corporation)

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiary, Great Bay Power Corporation, as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996, 1995 and the period from November 24, 1994 to December 31, 1994. We have also audited the accompanying statements of income, changes in stockholders' equity and cash flows of Great Bay Power Corporation (formerly EUA Power Corporation, the "Predecessor") for the period from January 1, 1994 to November 23, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. as of December 31, 1996 and 1995, and the results of the operations and cash flows of BayCorp Holdings, Ltd. and Great Bay Power Corporation (formerly EUA Power Corporation, the "Predecessor") for the year ended December 31, 1996, 1995, and the periods from November 24, 1994 to December 31, 1994 and January 1, 1994 to November 23, 1994, respectively, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 24, 1997

                             BAYCORP HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1996            1995
                                                                    ------------     ------------
                            ASSETS:
CURRENT ASSETS:
  Cash & Cash equivalents.........................................    $ 16,412         $  8,874
  Short-term Investments, at market...............................      12,363            7,595
  Accounts Receivable.............................................       2,927            1,535
  Materials & Supplies, net.......................................       4,121            4,230
  Prepayments & Other Assets......................................         434            1,249
                                                                      --------         --------
     Total Current Assets.........................................      36,257           23,483
                                                                      --------         --------
Property, Plant, & Equipment:
  Utility Plant...................................................     106,656          104,696
  Less: Accumulated Depreciation..................................      (7,152)          (4,165)
                                                                      --------         --------
  Net Utility Plant...............................................      99,504          100,531
  Nuclear Fuel....................................................      20,091           14,947
  Less: Accumulated Amortization..................................      (9,692)          (5,326)
                                                                      --------         --------
  Net Nuclear Fuel................................................      10,399            9,621
     Net Property, Plant & Equipment..............................     109,903          110,152
Other Assets:
  Decommissioning Trust Fund......................................       6,234            5,108
  Deferred Debits & Other.........................................          24               28
                                                                      --------         --------
     Total Other Assets...........................................       6,258            5,136
                                                                      --------         --------
          TOTAL ASSETS............................................    $152,418         $138,771
                                                                      ========         ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses...........................    $    129         $    237
  Taxes Accrued...................................................       1,504            1,293
  Miscellaneous Current Liabilities...............................       4,072            1,437
                                                                      --------         --------
     Total Current Liabilities....................................       5,705            2,967

Operating Reserves:
  Decommissioning Liability.......................................      53,215           50,228
  Miscellaneous Other.............................................         621              671
                                                                      --------         --------
     Total Operating Reserves.....................................      53,836           50,899
Other Liabilities & Deferred Credits..............................       3,252            2,672
Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value
     Authorized -- 20,000,000 shares; issued and outstanding --
     8,417,800 at December 31, 1996 and 8,000,000 shares at
     December 31, 1995............................................          84               80
  Less: Treasury Stock -- 78,045 shares at cost...................        (633)               0
  Additional paid-in capital......................................      92,100           88,030
  Holding Loss on Investments.....................................        (149)               0
  Accumulated Deficit.............................................      (1,777)          (5,877)
                                                                      --------         --------
     Total Stockholders' Equity...................................      89,625           82,233
                                                                      --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............    $152,418         $138,771
                                                                      ========         ========

(The accompanying notes are an integral part of these consolidated statements.)

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                   GREAT BAY POWER
                                              BAYCORP HOLDINGS, LTD.                 CORPORATION
                                                    SUCCESSOR                        PREDECESSOR
                                   --------------------------------------------    ---------------
                                   JANUARY 1 TO   JANUARY 1 TO   NOVEMBER 24 TO     JANUARY 1 TO
                                   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,      NOVEMBER 23,
                                       1996           1995            1994              1994
                                   ------------   ------------   --------------    ---------------
Operating Revenues...............    $  30,324      $  24,524       $   3,129         $  13,989
Operating Expenses:
  Production.....................       17,141         17,433           1,836            16,891
  Transmission...................          880            934              70               834
  Administrative & General.......        6,864          6,532             503             4,037
  Depreciation & Amortization....        3,451          3,339             240             8,027
  Taxes other than Income........        4,227          4,143             346             3,934
                                     ---------      ---------       ---------         ---------
     Total Operating Expenses....       32,563         32,381           2,995            33,723
                                     ---------      ---------       ---------         ---------
Operating Income (Loss)..........       (2,239)        (7,857)            134           (19,734)
                                     ---------      ---------       ---------         ---------
Other (Income) Deductions:
  Write-down of Assets &
     Liabilities.................           --             --              --           137,908
  Reorganization Expenses........           --             --              --             4,038
  Interest and Dividend (Income)
     Expense.....................       (1,267)        (1,546)           (143)              760
  Decommissioning Cost
     Accretion...................        2,261             --              --                --
  Decommissioning Trust Fund
     Income......................         (328)            --              --                --
  Unit 2 Sales and Other
     (Income)....................       (7,005)          (198)              1              (102)
                                     ---------      ---------       ---------         ---------
     Total Other (Income)
       Deductions................       (6,339)        (1,744)           (142)          142,604
                                     ---------      ---------       ---------         ---------
Earnings (Loss) Before Income
  Taxes..........................        4,100         (6,113)            276          (162,338)
                                     ---------      ---------       ---------         ---------
Provision for Income Taxes.......            0            (54)             94                 0
Income (Loss) Before
  Extraordinary Item.............        4,100         (6,059)            182          (162,338)
Extraordinary Income (Loss)
  Foregiveness of Long-term
     Debt and Accrued Interest...            0              0               0           293,723
                                     ---------      ---------       ---------         ---------
Net Income (Loss)................    $   4,100      $  (6,059)      $     182         $ 131,385
                                     =========      =========       =========         =========
Weighted Average Shares
  Outstanding....................    8,083,576      7,999,998       7,999,998
Earnings Per Share...............   $     0.51     $    (0.76)     $     0.03

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                                       &
    GREAT BAY POWER CORPORATION (F.K.A. EUA POWER CORP.) (THE "PREDECESSOR")

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                              COMMON                                                          COMMON
                                          STOCK, $.01 PAR                                                STOCK, $.01 PAR
                                               VALUE                                                          VALUE
                                          ---------------                                                ----------------
                                            ISSUED AND           LESS:                          TOTAL       ISSUED AND
                                            OUTSTANDING     TREASURY STOCK,   PAID-IN CAPITAL   COMMON     OUTSTANDING
                                           10,000 SHARES     10,000 SHARES    TREASURY STOCK    STOCK    8,000,000 SHARES
                                          ---------------   ---------------   ---------------   ------   ----------------
PREDECESSOR
Balance at
 December 31, 1993.......................       $10              ($ 10)             $10          $ 10          $ --
 Financial Results,
 January 1 to
 November 23, 1994.......................        --                 --               --                          --
Equity Infusion
 and Fresh-Start Adj's...................       (10)                10              (10)          (10)           80
-------------------------------------------------------------------------------------------------------------------------
SUCCESSOR
Balance at
 November 23, 1994.......................        --                 --               --                          80
 Financial Results,
   November 24 to
   December 31, 1994.....................        --                 --               --                          --
Balance at
 December 31, 1994.......................        --                 --               --                          80
 Financial Results,
   January 1 to
   December 31, 1995.....................        --                 --               --                          --
Balance at
 December 31, 1995.......................        --                 --               --                          80
 Treasury Stock, at cost.................        --                 --               --                          --
 Sale of Common Stock....................        --                 --               --                           4
 Net Change in Unrealized
   Holding Loss..........................        --                 --               --                          --
 Financial Results,
   January 1 to
   December 31, 1996.....................        --                 --               --                          --
Balance at
 December 31, 1996.......................        --                 --               --                        $ 84


                                               LESS:
                                              TREASURY      ADDITIONAL   HOLDING   REDEEMABLE                  TOTAL
                                               STOCK,        PAID-IN      GAIN/    PREFERRED    RETAINED    STOCKHOLDERS'
                                           78,045 SHARES     CAPITAL     (LOSS)      STOCK      EARNINGS       EQUITY
                                           --------------   ----------   -------   ----------   ---------   ------------
PREDECESSOR
Balance at
 December 31, 1993.......................      $   --        $     --     $  --     $ 63,090    ($139,793)    ($76,093)
 Financial Results,
 January 1 to
 November 23, 1994.......................          --              --        --           --      127,789      127,789
Equity Infusion
 and Fresh-Start Adj's...................          --          88,030        --      (63,090)      12,004       37,014
-------------------------------------------------------------------------------------------------------------------------

SUCCESSOR
Balance at
 November 23, 1994.......................          --          88,030        --           --           --       88,110
 Financial Results,
   November 24 to
   December 31, 1994.....................          --              --        --           --          182          182
Balance at
 December 31, 1994.......................          --          88,030        --           --          182       88,292
 Financial Results,
   January 1 to
   December 31, 1995.....................          --              --        --           --       (6,059)      (6,059)
Balance at
 December 31, 1995.......................          --          88,030        --           --       (5,877)      82,233
 Treasury Stock, at cost.................        (633)             --        --           --           --         (633)
 Sale of Common Stock....................          --           4,069        --           --           --        4,073
 Net Change in Unrealized
   Holding Loss..........................          --              --      (148)          --           --         (148)
 Financial Results,
   January 1 to
   December 31, 1996.....................          --              --        --           --        4,100        4,100
Balance at
 December 31, 1996.......................      ($ 633)       $ 92,099     ($148)          --      ($1,777)      89,625

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                                       &
          GREAT BAY POWER CORPORATION (F.K.A. EUA)(THE "PREDECESSOR")

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                      PREDECESSOR
                                                                                                      -----------
                                                                    SUCCESSOR                          JANUARY 1
                                                 ------------------------------------------------         TO
                                                 JANUARY 1 TO     JANUARY 1 TO     NOVEMBER 24 TO      NOVEMBER
                                                 DECEMBER 31,     DECEMBER 31,      DECEMBER 31,          23,
                                                     1996             1995              1994             1994
                                                 ------------     ------------     --------------     -----------
Net cash flow from operating activities:
  Net Income (Loss)............................     $ 4,100         ($ 6,059)          $   182         $ 131,385
  Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
     Depreciation..............................       3,451            3,339               240             4,456
     Decommissioning expense...................           0                0                 0               636
     Amortization of nuclear fuel..............       4,366            4,520               533             3,571
     Decommissioning trust accretion...........       2,261                0                 0                 0
     Decommissioning trust interest............        (357)               0                 0                 0
     Deferred income taxes.....................           0              (94)               94                 0
     Writedown of assets, net..................           0              758                 0           137,908
     Gain on forgiveness of debt...............           0                0                 0          (293,723)
     Gain on sale of assets....................      (7,061)            (193)                0                 0
     Provision for reorganization expenses.....           0                0                 0             4,038
     Payment of reorganization expenses........           0           (2,653)           (1,518)                0
     (Increase) decrease in accounts
       receivable..............................      (1,393)           1,021              (635)              507
     (Increase) decrease in materials &
       supplies................................         (70)             113                39               201
     (Increase) decrease in prepaids and other
       asset...................................         818            1,718              (520)            1,631
     Increase (decrease) in accounts payable...        (107)             (66)              293               (81)
     Increase in taxes accrued.................         211              126               273               312
     Increase in misc. current liabilities.....       2,635                0               400               946
     Other.....................................         530              183               261               717
                                                    -------         --------           -------         ---------
          Net cash provided by (used in)
            operating activities...............       9,384            2,713              (358)           (7,496)
                                                    -------         --------           -------         ---------
Net cash flows (used in) investing activities:
  Utlility plant additions.....................      (1,486)          (1,770)             (260)           (1,774)
  Nuclear fuel additions.......................      (5,144)          (5,703)                0              (361)
  Payments to decommissioning fund.............        (994)            (988)              (98)             (830)
  Proceeds from sale of Unit 2 assets..........       7,061                0                 0                 0
  Short term investments, net..................      (4,724)          (3,911)           (3,684)                0
                                                    -------         --------           -------         ---------
          Net cash used in investing
            activities.........................      (5,287)         (12,372)           (4,042)           (2,965)
Net cash provided by financing activities:
  Sale of common stock.........................       4,074                0                 0            35,000
  Reaquired Capital Stock......................        (633)               0                 0                 0
  Borrowings under DIP financing...............           0                0                 0             8,823
  Repayment of DIP financing...................           0                0                 0           (10,567)
                                                    -------         --------           -------         ---------
          Net cash provided by financing
            activities:........................       3,441                0                 0            33,256
                                                    -------         --------           -------         ---------
Net increase (decrease) in cash and cash
  equivalents..................................       7,538           (9,659)           (4,400)           22,795
Cash and cash equivalents, beginning of
  period.......................................       8,874           18,533            22,933               138
                                                    -------         --------           -------         ---------
Cash and cash equivalents, end of period.......     $16,412         $  8,874           $18,533         $  22,933
                                                    =======         ========           =======         =========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") serves as a holding company for Great Bay Power Corporation ("Great Bay"). Great Bay is a public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator under the Public Utility Holding Company Act of 1935 ("PUHCA").

     Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly-formed wholly-owned subsidiary of BayCorp with and into Great Bay on January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. Currently, Great Bay is the sole subsidiary of BayCorp. BayCorp's principal asset is its 100% equity interest in Great Bay. The new corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay, to engage in businesses that Great Bay would be prohibited from pursuing due to its status as an exempt wholesale generator under the PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

     BayCorp was incorporated in Delaware in March, 1996. Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor Great Bay has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the short-term market.

     The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was originally planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser cooling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. Great Bay became a wholesale generating company when Seabrook Unit 1 commenced commercial operation on August 19, 1990. In 1993, the Company became an Exempt Wholesale Generator ("EWG") under the Energy Policy Act of 1992.

     Great Bay and the other Participants are parties to the Joint Owners Agreement (the "JOA") which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project other than taxes are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay's joint ownership interest of 12.1% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

     The Predecessor never reported an operating profit since its incorporation and filed for bankruptcy in 1991. See Footnote 1B for further discussion. The Company's current business strategy is to seek purchasers for its share of the Seabrook Project electricity output at prices, either in the short term market or pursuant to medium or long term contracts, in excess of the prices currently available in the short term wholesale electricity market since sales at current short term rates do not result in sufficient revenue to enable the Company to meet its long term cash requirements for operations, maintenance and capital related costs. The

                             BAYCORP HOLDINGS, LTD.

Company's ability to obtain such higher prices will depend on regional, national and worldwide energy supply and demand factors.

     During 1996, Great Bay had six employees. As a result of the corporate restructuring of Great Bay and BayCorp completed on January 27, 1997, BayCorp has five employees, including its President and Chief Executive Officer, John A. Tillinghast, and its Chief Operating Officer, Frank W. Getman Jr. BayCorp's wholly-owned subsidiary, Great Bay, has one employee.

B.  BANKRUPTCY PROCEEDING AND REORGANIZATION

     Great Bay filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Hampshire (the "Bankruptcy Court") on February 28, 1991. It conducted its business as a Debtor in Possession until November 23, 1994, at which time Great Bay's Amended Bankruptcy Plan became effective and Great Bay emerged from Chapter 11. Financing for the Amended Bankruptcy Plan was provided by affiliates of Omega Advisors, Inc. and by Elliot Associates, L.P. (collectively, the "Investors"). At the time Great Bay emerged from Chapter 11, the Investors purchased 4,800,000 shares of Great Bay's Common Stock for $35,000,000.

     In accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the historical amounts of individual assets and liabilities have been adjusted to fair values and Liabilities Subject to Compromise of $293,864,000 have been discharged as a result of the Reorganization Plan. The amount of prior retained deficit eliminated as a result of the reorganization was $159,659,000. The reorganizational value has been determined based on the fair value of the Company (See Note 1D). The adjustments to individual assets and liabilities were as follows:

                                                                      ADJUSTMENTS
                                                                     --------------
                                                                     (IN THOUSANDS)
            Writedown of Net Utility Plant and Nuclear Fuel........     $ 193,635

            Writedown of Deferred Debits...........................        27,470

            Recognition of Decommissioning Liability, net..........        45,193

            Writedown of Deferred Taxes and ITC....................       (73,927)

            Writedown of Deferred Gains and Credits................       (47,375)

            Other, net.............................................        (7,088)
                                                                        ---------
                 Net Writedown of Assets...........................       137,908
            Forgiveness of Liabilities Subject to Compromise.......      (293,864)

            Recognition of Reorganization Expenses.................         4,038
                                                                        ---------
            Net adjustment to assets and liabilities...............     $(151,918)
                                                                        =========

                             BAYCORP HOLDINGS, LTD.

     The following unaudited proforma condensed statement of income (loss) is presented to illustrate the estimated effect of the reorganization as if such transaction had occurred as of January 1, 1994.

                                                                                         PROFORMA YEAR
                                                         YEAR ENDED                          ENDED
                                                        DECEMBER 31,      PROFORMA       DECEMBER 31,
                                                            1994         ADJUSTMENTS         1994
                                                        ------------     -----------     -------------
Operating Revenues....................................   $   17,118                        $  17,118
Operating Expenses:
  Production & Transmission...........................       19,631       $  (2,380)(f)       16,801
  Administrative & General............................        4,540             700(e)         5,240
  Depreciation & Amortization.........................        8,267          (5,461)(d)        2,806
  Taxes Other than Income.............................        4,280                            4,280
                                                          ---------                         --------
     Total Operating Expenses.........................       36,718                           29,127
Operating Income......................................      (19,600)                         (12,009)
  Write down of Assets, net...........................      137,908        (137,908)(a)            0
  Reorganization Expenses.............................        4,038          (4,038)(b)            0
  Other Income........................................         (101)                            (101)
  Interest Charges, net...............................          617            (706)(c)          (89)
                                                          ---------                         --------
     Net Loss Before Taxes............................     (162,062)                         (11,819)
     Income Taxes.....................................           94          (4,096)(g)       (4,002)
     Net Loss before Extraordinary Item...............     (162,156)                          (7,817)
     Forgiveness of Debt..............................      293,723        (293,723)(c)            0
                                                          ---------                         --------
          Net Income (Loss)...........................   $  131,567                        $  (7,817)
                                                          =========                         ========

---------------
(a) Elimination of Writedown of Assets, Net

(b) Elimination of Reorganization Expenses

(c) Elimination of Forgiveness of Debt and related interest

(d) Depreciation expense adjusted to reflect asset writedown

(e) Additional expenses associated with UNITIL and Tillinghast agreements

(f) Recognition of new outage accrual policy

(g) Tax impact of above entries assuming ability to fully benefit loss

  C.  REGULATION

     Great Bay is subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC") and the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. Great Bay's cost of service is not regulated. As such, Great Bay's accounting policies are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

  D.  USE OF MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                             BAYCORP HOLDINGS, LTD.

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.  UTILITY PLANT

     Utility plant at November 23, 1994 was revalued to its estimated fair value based on the fair value of Great Bay. The reorganization value of Great Bay at November 23, 1994 was determined based on discounted cash flow valuation. The cost of additions to utility plant subsequent to November 23, 1994 are recorded at original cost. During the period from January 1, 1994 to November 23, 1994, the Predecessor capitalized $121,000 of interest related to plant additions.

F.  DEPRECIATION AND MAINTENANCE

     Utility plant is depreciated on the straight-line method at rates designed to fully depreciate all depreciable properties over the lesser of estimated useful lives or the Plant's remaining NRC license life, which extends to 2026.

     Capital projects constituting retirement units are charged to electric plant. Minor repairs are charged to maintenance expense. When properties are retired, the original cost, plus cost of removal, less salvage, are charged to the accumulated provision for depreciation.

G.  AMORTIZATION OF NUCLEAR FUEL

     The cost of nuclear fuel is amortized to expense based on the rate of burn-up of the individual assemblies comprising the total core. Great Bay also provides for the cost of disposing of spent nuclear fuel at rates specified by the United States Department of Energy ("DOE") under a contract for disposal between NAESCO, as agent for the joint owners of the Seabrook Project, and the DOE.

     Great Bay amortizes to expense on a straight-line basis the estimated cost of the final unspent nuclear fuel core, which is expected to be in place at the expiration of the Plant's NRC operating license, in conformity with rates authorized by the FERC.

H.  AMORTIZATION OF MATERIALS AND SUPPLIES

     Great Bay amortizes to expense an amount designed to fully amortize the cost of the material and supplies inventory that is expected to be on hand at the expiration of the Plant's NRC operating license.

I.  DECOMMISSIONING

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, the Company has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $439 million in 1996 dollars and $2.3 billion in 2026 dollars, assuming a 36-year life for the facility and a future escalation rate of 5%. Based on this estimate, the Company's share in 1996 dollars is approximately $53.2 million, which has been recorded as a liability in the December 31, 1996 balance sheet.

     During the first quarter of 1996, the Company began to accrete its share of the Seabrook Project's Decommissioning Liability. This accretion is a non-cash charge and recognizes the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, the Company's share of the estimated decommissioning cost increased from $50.2 million as of December 31, 1995 to $53.2 million as of December 31, 1996.

                             BAYCORP HOLDINGS, LTD.

     The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change in the near term.

     The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has agreed to review the accounting for nuclear decommissioning costs. In 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." Either a revised exposure draft or a final statement is scheduled for 1997. The Company's accounting for decommissioning was based on the FASB's original tentative conclusions. If the current exposure draft is adopted or accounting practices for nuclear power plant decommissioning are changed, the Company's decommissioning liability and annual provision for decommissioning could change relative to 1996. The Company is uncertain as to the impact, if any, changes in the current accounting will have on the Company's financial statements.

     Funds collected by Seabrook for Decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit I. The investments in the trust are available for sale. The Company has therefore reported its investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. The change in the unrealized holding loss was $192,087 for 1996.

     Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including the Company, would remain liable for the excess. The amount that is required to be deposited in the trust fund is subject to periodic review and adjustment by the NDFC, which could result in material increases in such amounts.

     On November 15, 1992, the Company, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities ("EUA") entered into a settlement agreement which resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of the Company's future decommissioning costs of Seabrook Unit 1.

J.  OPERATING REVENUES

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 1996, three customers accounted for 26%, 15% and 13% of total operating revenues. For the year ended December 31, 1995, four customers accounted for 27%, 21%, 15% and 12% of total operating revenues. For the period from November 24 to December 31, 1994, four customers accounted for 50%, 15%, 12% and 12% of total operating revenues. For the period from January 1, 1994 to November 23, 1994, four customers accounted for 28%, 17%, 15% and 12% of total operating revenues.

K.  TAXES ON INCOME

     The Company accounts for taxes on income under the liability method required by Statement of Financial Accounting Standards No. 109.

L.  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of the investments.

                             BAYCORP HOLDINGS, LTD.

     All other short-term investments with a maturity of greater than three months are classified as available for sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. The change in the net unrealized holding gain on short-term investments was $43,378 for the year ended December 31, 1996 and was not material in each of the other periods presented.

M.  SEABROOK UNIT 2

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay also owns a 12.1% joint ownership interest in Seabrook Unit 2, to which it has assigned no value. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled in 1984, voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. On July 22, 1996, the Participants completed the sale of four unused steam generators from Seabrook Unit 2. Great Bay received $7,036,792 in cash from the proceeds of this sale on July 19, 1996. Great Bay had previously written off its investment in Unit 2 and recognized a gain from this sale in the third quarter of 1996.

     The Participants are considering plans regarding disposition of Seabrook Unit 2, but such plans have not yet been finalized and approved. Great Bay is unable to estimate the costs for which it will be responsible in connection with the disposition of Seabrook Unit 2. Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition will not include any amounts for decommissioning. Great Bay currently pays its share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components. Any sales of Unit 2 property or inventory are reflected in other income as gains on the sale or transfer of assets. Transfers of Unit 2 items to Unit 1 were done at the historical basis of Unit 2 property or components.

N.  SEABROOK OUTAGE COSTS

     The Company's and Great Bay's operating results and the comparability of these results on an interim and annual basis are indirectly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18-24 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay has no electricity for resale and consequently no revenues. Therefore the impact of outages on the Company's and Great Bay's results of operations and financial position is materially adverse.

     Great Bay accrues for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay continues to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the Utility Plant. The Seabrook plant management has scheduled the next refueling outage for May 1997, based on expected fuel consumption and a request from the New England Power Pool ("NEPOOL"). The refueling outage has been rescheduled to May of 1997 from the original date of August 1997 due to reliability concerns by NEPOOL and the potential lack of generating capacity during the peak summer season. The joint owners of Seabrook will receive reimbursement from NEPOOL for any additional costs associated with moving the date of the scheduled refueling outage. The 1997 outage has an estimated cost of $21 million. The Company's share is approximately $2.5 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change in the near term.

O.  RECLASSIFICATIONS

     Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

                             BAYCORP HOLDINGS, LTD.

2.  NUCLEAR ISSUES

     Like other nuclear generating facilities, the Seabrook Project is subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters.

     The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems, and other aspects of nuclear plant construction, equipment and operation. The Company has been, and may be, affected to the extent of its proportionate share by the cost of any such modifications to Seabrook Unit 1.

     Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been canceled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction defects and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste. In the event of a shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners' investment at the time of cancellation.

     Public controversy concerning nuclear power could adversely affect the operating license of Seabrook Unit 1. While the Company cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

A.  NUCLEAR FUEL

     The Seabrook Project's joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners and lead participants of each United States nuclear unit have entered into contracts with the DOE for disposal of spent nuclear fuel, in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such wastes and spent nuclear fuel starting in 1998.

     Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage on or before the year 2010. However, the NRC, which must license the site, stated only that a permanent repository will become available by the year 2025. At the Seabrook Project, there is on-site storage capacity which, with minimal capital expenditures, should be sufficient for twenty years or until the year 2010. No near-term capital expenditures are anticipated to deal with any increase in storage requirements after 2010.

B. FEDERAL DEPARTMENT OF ENERGY ("DOE") DECONTAMINATION AND DECOMMISSIONING ASSESSMENT

     Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning of the DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 1996, the Company had accrued its pro rata estimated obligation of $688,000 related to the project's prior years' usage to be paid over the 15-year period beginning October 1, 1992.

                             BAYCORP HOLDINGS, LTD.

C.  PRICE ANDERSON ACT

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $8.3 billion, based on the approximately 110 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $75.5 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment. With respect to the Seabrook Project, the Company would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. The Company estimates its maximum liability per incident currently would be an aggregate amount of approximately $9.59 million per accident, with a maximum annual assessment of about $1.21 million per incident, per year.

     In addition to the insurance required by the Price Anderson Act, the NRC regulations require licensees, including the Seabrook Project, to carry all risk nuclear property damage insurance in the amount of at least $1.06 billion, which amount must be dedicated, in the event of an accident at the reactor, to the stabilization and decontamination of the reactor to prevent significant risk to the public health and safety.

D.  NUCLEAR INSURANCE

     Insurance has been purchased by the Seabrook Project from Nuclear Electric Insurance Limited ("NEIL") to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident and American Nuclear Insurance/Mutual Atomic Energy Liability Underwriters ("ANI") to cover workers' claims. All companies insured with NEIL and ANI are subject to retroactive assessments, if losses exceed the accumulated funds available to NEIL and ANI, respectively. The maximum potential assessment against the Seabrook Project with respect to losses arising during the current policy years are $26.4 million. The Company's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.

     Great Bay also independently purchases business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from September 15, 1996 until September 15, 1997 and provides for the payment of a fixed weekly loss amount of $520,000 in the event of an outage at the Seabrook Project of more than 21 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay is $70.3 million. Under the terms of the policy, Great Bay is subject to a potential retrospective premium adjustment of up to approximately $640,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

                             BAYCORP HOLDINGS, LTD.

3.  TAXES ON INCOME

     The following is a summary of the (benefit) provision for income taxes for the years ended December 31, 1996 and December 31, 1995, the period from November 24 to December 31, 1994, and the period from January 1 to November 23, 1994:

                                                            SUCCESSOR                         PREDECESSOR
                                         ------------------------------------------------     ------------
                                                                           NOVEMBER 24 TO     JANUARY 1 TO
                                         DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      NOVEMBER 23,
                                             1996             1995              1994              1994
                                         ------------     ------------     --------------     ------------
                                                                      (000'S)
Federal
  Current..............................     $(3,111)         $(8,065)           $(353)          $(11,253)
  Deferred.............................       3,111            8,011              447             11,253
                                            -------          -------            -----           --------
                                                 --              (54)              94                 --
State
  Current..............................        (742)          (1,923)             (84)            (2,684)
  Deferred.............................         742            1,923               84              2,684
                                            -------          -------            -----           --------
                                                 --               --               --                 --
                                            -------          -------            -----           --------
Total (benefit) provision..............     $    --          $   (54)           $  94           $     --
                                            =======          =======            =====           ========

     Accumulated deferred income taxes consisted of the following at December 31, 1996 and 1995:

                                                                           1996         1995
                                                                         --------     --------
                                                                                (000'S)
Assets
  Net operating loss carryforwards.....................................  $ 67,847     $ 64,957
  Decommissioning expense..............................................     1,530          618
  Unfunded pension expense.............................................       395          225
  Accrued outage expense...............................................       727           43
  Inventory............................................................       126          196
  Other, net...........................................................        19           --
Liabilities
  Utility plant........................................................   (13,743)      (7,250)
                                                                         --------     --------
Accumulated deferred income tax asset..................................    56,902       58,789
Valuation allowance....................................................   (56,902)     (58,789)
                                                                         --------     --------
Accumulated deferred income tax asset, net.............................  $     --     $     --
                                                                         ========     ========

     The total income tax provision set forth above represents 0% in the year ended 1996, 0% in the year ended 1995, 34% in the period from November 24 to December 31, 1994 and 0% in the period from January 1, 1994

                             BAYCORP HOLDINGS, LTD.

to November 23, 1994 of income before such taxes. The following table reconciles the statutory federal income tax rate to those percentages:

                                                            SUCCESSOR                         PREDECESSOR
                                         ------------------------------------------------     ------------
                                                                           NOVEMBER 24 TO     JANUARY 1 TO
                                         DECEMBER 31,     DECEMBER 31,      DECEMBER 31,      NOVEMBER 23,
                                             1996             1995              1994              1994
                                         ------------     ------------     --------------     ------------
                                                              (DOLLARS IN THOUSANDS)
Income (Loss) before taxes.............     $ 4,100          $(6,113)           $276            $131,385
Federal statutory rate.................          34%              34%             34%                 34%
Federal income tax (benefit) expense at
  statutory levels.....................       1,394           (2,078)             94              44,671
Increase (Decrease) from statutory
  levels
  State tax net of federal tax
     benefit...........................         205           (1,269)            (55)               (913)
  Valuation allowance..................      (1,887)           2,703              49                 858
  Income of decommissioning trust......          --              305               6                  55
  Benefit or reorganization............          --               --              --             (44,671)
  Other................................         288              285              --                  --
                                            -------          -------            ----            --------
Effective federal income tax expense...     $    --          $   (54)           $ 94            $     --
                                            =======          =======            ====            ========

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below, and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized will be allocated directly to paid in capital.

     As of December 31, 1996, the Company has an estimated $174 million in net operating loss carryforwards ("NOL's") that expire between the years 2005 and 2010. However, because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), an annual limitation has been imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation is approximately $5.5 million, and therefore the ability to use $136 million in NOL's is restricted.

4.  COMMON STOCK RESTRICTIONS

     The Company has never paid cash dividends on Great Bay Common Stock. BayCorp currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

5.  CAPITAL EXPENDITURES

     The Company's cash construction expenditures, including nuclear fuel, are estimated to be approximately $4.6 million in 1997 and to aggregate approximately $23.3 million for the years 1998 through 2001.

6.  POWER PURCHASE AGREEMENT

     The Company has entered into an agreement (the "Power Purchase Agreement"), dated as of April 1, 1993 with UNITIL Power Corporation (UNITIL Power), a wholly owned subsidiary of UNITIL Corporation (UNITIL), which provides for the Company to sell to UNITIL Power approximately 10MW of power. The Power Purchase Agreement commenced on May 1, 1993 and runs through October 31, 2010. During the first year, the price of power under the Power Purchase Agreement was 5.0 cents per kilowatt hour ("kWh"). Thereafter, the price is subject to increase in accordance with a formula which provides for adjustments at less than the actual rate of inflation. UNITIL Power has the option to extend the Power Purchase Agreement for an additional twelve years to 2022.

                             BAYCORP HOLDINGS, LTD.

     The Power Purchase Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The average price per kWh and the contract formula rate in the contract are fixed over the life of the contract, so that any excess cash received in the beginning of the contract will be returned by the end of the contract, provided the contract does not terminate early. The difference between revenue billed under each rate is recorded in a "Balance Account" which increases annually to $4.1 million in 1998, then decreases annually, reaching zero in 2001. Therefore, contract revenue is recorded under Generally Accepted Accounting Principles and Emerging Issues Task Force Ruling 91-6 based on the contract rates and no liability for the "Balance Account" is recognized provided that it is not probable that the contract will terminate early. Management believes it is not probable that either party will terminate this contract prior to the end of its initial term. The balance in the balance account as of December 31, 1996 is approximately $2.0 million.

     To secure the obligation of the Company under the Power Purchase Agreement and to repay to UNITIL Power the amounts in the balance account, if the contract terminates early, the Power Purchase Agreement grants UNITIL Power a mortgage on the Company's Seabrook Interest. This mortgage granted to UNITIL Power is junior only to the existing mortgage on the Seabrook Interest granted pursuant to the Third Stipulation and any successor first mortgage financing up to a maximum amount of $80,000,000. The Power Purchase Agreement further provides that UNITIL Power's second mortgage will rank pari passu with other mortgages that may hereafter be granted to other purchasers of power from the Company to secure similar obligations, provided that the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest does not exceed $60,000,000, and provided that the combined total of all second mortgages on the Seabrook Interest does not exceed the sum of (a) $80,000,000 less the total amount of the Company's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

7.  PECO SERVICES AGREEMENT AND WARRANT AGREEMENT

     The Company and PECO Energy Company ("PECO") entered into a Services Agreement as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as the Company's exclusive agent to market and sell the Company's uncommitted portion of electricity generated by the Seabrook Project. Proceeds from the sale of the Company's electricity together with reservation fees payable by PECO to the Company will be shared between the Company and PECO in accordance with formulas set forth in the PECO Services Agreement. The PECO Service Agreement became effective on December 31, 1995, and had an initial term of two years.

     At the time that the Company entered into the PECO Services Agreement, the Company entered into a Warrant Purchase Agreement (the "PECO Warrant Purchase Agreement") pursuant to which, on February 15, 1996, PECO purchased a warrant from Great Bay for $1,000,000. The PECO Warrant entitled PECO to purchase 4.99% of the total shares outstanding of the Company's Common Stock at an exercise price of the higher of (1) $9.75 per share, or (2) the highest trading price per share of Great Bay's Common Stock prior to September 30, 1996.

     On September 30, 1996, PECO exercised its warrant and purchased 417,800 shares, or 4.99%, of Great Bay's Common Stock at a price of $9.75 per share. As a result of the exercise of the warrant by PECO, the marketing agreement between PECO and the Company was automatically extended through December 31, 1998. In addition, the parties agreed to extend the marketing agreement for an additional year through December 31, 1999. Under the terms of the warrant, the $1,000,000 received for the purchase of the warrant was credited towards the purchase price for the newly issued shares. Thus, Great Bay received an additional $3,100,000 as a result of PECO's exercise of the warrant.

                             BAYCORP HOLDINGS, LTD.

8.  TRANSACTIONS WITH RELATED PARTIES

     In addition to the transactions with PECO discussed in Footnote 7, the Company has the following related party transactions.

     Under the PECO Services Agreement, PECO acts as the Company's exclusive agent to market and sell the Company's approximately 130MW of uncommitted capacity generated by the Company's 12.1% ownership in the Seabrook Nuclear Power Plant. This Services Agreement commenced on November 3, 1995 and has been extended through December 31, 1999. PECO pays the Company a reservation fee based on the hours during which Seabrook generates energy. The Company pays PECO a service fee based on net revenues and a Seabrook operating capacity factor. This service from PECO is expected to permit the Company to compete more effectively for firm, all requirements power contracts. This arrangement also provides for the Company and PECO to jointly pursue other opportunities which are intended to maximize the value of the Company's interest in Seabrook. For the year ended December 31, 1996, the Company expensed $965,226 for PECO's net marketing fees.

     The Company had entered into two other agreements with affiliates of UNITIL.

     A Management and Administrative Services Agreement was in effect during 1995 between the Company and UNITIL Resources, Inc. ("UNITIL Resources"), a wholly owned subsidiary of UNITIL until December 31, 1995. The Company gave notice and terminated this agreement on December 31, 1995 and assumed control of these functions in 1996.

     The Company's marketing efforts were provided by UNITIL Resources until December 31, 1995. This agreement was also terminated as of December 31, 1995.

     From November 23, 1994 until April 30, 1996, the Company leased its office space under an expense sharing agreement with TILTEC, a company owned by the Company's President. Under the agreement, TILTEC provided the Company with furnished office space and administrative support services for a total fee of $7,400 per month. This agreement was terminated as of April 30, 1996.

9.  STOCK OPTION PLAN

     On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "Plan"), which received shareholder approval at the Company's annual meeting on April 16, 1996. The purpose of the Plan is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company's future growth and success. Options granted pursuant to the Plan may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet the requirements of Section
422. The maximum number of shares of Common Stock which may be issued and sold under the Plan is 600,000 shares. The Plan will be administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to shareholder approval in certain instances.

     Upon the merger of Great Bay and BayCorp on January 24, 1997, each holder of Great Bay options under the Great Bay Option Plan was granted substitute options by BayCorp under the BayCorp Stock Option Plan to purchase an equal number of shares of BayCorp Common Stock on the same terms and at the same exercise price per share as presently provided for by the Great Bay Options. The BayCorp Stock Option Plan is identical to the Great Bay Stock Option Plan. The Great Bay Stock Option Plan was terminated as of the effective date of the merger.

     The Company accounts for the plan under APB Opinion No. 25, under which no compensation cost has been recognized as the options are granted at Fair Market Value.

                             BAYCORP HOLDINGS, LTD.

     Had compensation cost for the plan been determined consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                      (DOLLARS IN THOUSANDS)
                                                                         1995              1996
                                                                        -------           ------
    Net Income:    As Reported........................................  $(6,059)          $4,100
                   Pro Forma..........................................   (6,223)           3,475
    EPS:           As Reported........................................  $ (0.76)          $ 0.51
                   Pro Forma..........................................    (0.80)            0.43

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. A summary of the Company's stock option plan at December 31, 1995 and December 31, 1996, and changes during the years then ended, is presented in the table and narrative below:

                                                             1995                       1996
                                                     --------------------       --------------------
                                                     WTD AVG                    WTD AVG
                                                     SHARES      EX PRICE       SHARES      EX PRICE
                                                     -------     --------       -------     --------
Outstanding at beg. of year........................       --                    335,000       8.17
Granted............................................  335,000       8.17         110,000       8.09
Exercised..........................................       --                         --
Forfeited..........................................       --                         --
Expired............................................       --                         --
Outstanding at end of year.........................  335,000       8.17         445,000       8.15
Exercisable at end of year.........................   60,000       8.33         285,000       8.17
Weighted average fair value of options granted.....     4.41                       4.51

     The 445,000 options outstanding at December 31, 1996 have exercise prices between $8 and $9, with a weighted average price of $8.15, and a remaining weighted average contractual life of 6.3 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995 and 1996 respectively: weighted average risk-free interest rates of 6.8 and 6.7 percent; expected dividend yields of 0 percent; weighted average expected lives of 6 and 9 years; and expected volatility of 39 percent.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that assets which are no longer probable of recovery be charged to earnings. The Company adopted SFAS No. 121 on January 1, 1996, and the adoption did not have a material impact on the Company's financial position or results of operations.

11.  PROPERTY TAXES

     For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid the first half of its 1996 property taxes to the Towns and withheld payment of the second half of its 1996 property taxes to the Towns, based on the Company's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. The full amount of

                             BAYCORP HOLDINGS, LTD.

Great Bay's 1996 property tax expense is reflected in the Company's 1996 financial statements. The outcome of the Company's appeals with respect to property tax assessments will affect the Company's liquidity and obligation for property tax payments in the future.

12.  SUBSEQUENT EVENTS

     On January 27, 1997 Great Bay Power Corporation announced that it had received all necessary shareholder and regulatory approvals for the formation of a holding company structure for Great Bay. As a result of the restructuring, Great Bay became a wholly-owned subsidiary of BayCorp Holdings, Ltd. Shareholders of Great Bay common stock received one share of BayCorp common stock for each share of Great Bay common stock which they own. The new BayCorp common stock began public trading on the American Stock Exchange under the symbol "MWH" on January 28, 1997.

     In January 1997, the NRC issued a temporary exemption related to Great Bay's status as an "electric utility" as defined in the NRC's regulations. In the exemption, the NRC staff stated that it believes that Great Bay currently does not satisfy the NRC definition of "electric utility." If Great Bay is an "electric utility," then the NRC decommissioning requirements are satisfied by Great Bay making monthly payments into the decommissioning trust fund. If Great Bay is not an "electric utility," the NRC can require that Great Bay provide a surety bond or other allowable decommissioning funding mechanisms. A review of Great Bay's status as an "electric utility" by the NRC is currently in process, which may adversely effect Great Bay's liquidity, possibly materially.

     On February 28, 1997, NHPUC issued an order requiring stranded cost recovery to be based on the average market price of electricity in New England, rather than alternative regulatory accounting methods that are more favorable to certain Participants. On March 3, 1997, one of the Participants, Northeast Utilities (along with three of its subsidiaries) commenced litigation against the NHPUC involving the order. If this order were to go forward, there are questions about the financial viability of Northeast Utilities. This could ultimately impact the Seabrook Project and the Company as a Participant in the Seabrook Project.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BayCorp Holdings, Ltd.

                                          By:     /s/ JOHN A. TILLINGHAST
                                            ------------------------------------
                                                    John A. Tillinghast
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                        DATE
-------------------------------------  --------------------------------------  ---------------

       /s/ JOHN A. TILLINGHAST         President, Treasurer and Chief           March 26, 1997
-------------------------------------  Executive Officer (principal executive
         John A. Tillinghast           officer, principal financial officer
                                       and principal accounting officer)


       /s/ KENNETH A. BUCKFIRE         Director                                 March 26, 1997
-------------------------------------
         Kenneth A. Buckfire


         /s/ ANDREW J. KURTZ           Director                                 March 26, 1997
-------------------------------------
           Andrew J. Kurtz


      /s/ CHARLES A. LEEDS, JR.        Director                                 March 26, 1997
-------------------------------------
        Charles A. Leeds, Jr.

BOARD OF DIRECTORS

JOHN A. TILLINGHAST
Chairman of the Board
President

KENNETH A. BUCKFIRE
Director,
Wasserstein Perella & Co.

ANDREW J. KURTZ
Portfolio Manager,
Elliot Associates, L.P.

CHARLES A. LEEDS, JR.
Portfolio Manager,
Omega Advisors, Inc.

OFFICERS

JOHN A. TILLINGHAST
Chairman of the Board,
Chief Executive Officer,
President and Treasurer

FRANK. W. GETMAN JR.
Chief Operating Officer
and Secretary

CORPORATE COUNSEL

Hale and Dorr LLP
60 State Street
Boston, Massachusetts 02109

TRANSFER AGENT

American Stock Transfer and Trust Company
40 Wall Street
New York, NY 10005

INDEPENDENT AUDITORS

Arthur Andersen LLP
225 Franklin Street
Boston, Massachusetts 02110

CORPORATE OFFICES

Cocheco Falls Millworks,
100 Main Street, Suite 201
Dover, New Hampshire 03820-3835

ANNUAL MEETING

The Annual Meeting of Stockholders
will be held on April 29, 1997
at 10:00 a.m. EST at the offices of the
American Stock Exchange, 86 Trinity Place,
New York, New York.

FORM 10-K

For a copy of the Form 10-K Annual Report filed with the Securities and Exchange
Commission, write to the Company's Corporate Offices or call (603) 742-3388.

STOCK INFORMATION

The Company's stock is listed on
the American Stock Exchange under
the symbol 'MWH'.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------       ----------------------------------------------------------------------------------
  3.1    --  Certificate of Incorporation of the Registrant.(1)
  3.2    --  By-laws of the Registrant.(1)
 10.1    --  Agreement Between Bangor Hydro-Electric Company, Central Maine Power Company,
             Central Vermont Public Service Corporation, Fitchburg Gas and Electric Light
             Company, Maine Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20, 1986.(2)
 10.2    --  Limited Guaranty by Eastern Utilities Associates of Decommissioning Costs in favor of Joint Owners of the Seabrook Project, dated May 5, 1990.(2)
 10.3    --  Composite Agreement for Joint Ownership, Construction and Operation of New
             Hampshire Nuclear Units, as amended, dated November 1, 1990.(2)
 10.4    --  Seventh Amendment to and Restated Agreement for Seabrook Project Disbursing Agent
             as amended through and including the Second Amendment, by and among North Atlantic
             Energy Service Corporation, Great Bay Power Corporation and other Seabrook Project owners, dated November 1, 1990.(2)
 10.5    --  Seabrook Project Managing Agent Operating Agreement by and among the North
             Atlantic Energy Service Corporation, Great Bay Power Corporation and parties to the Joint Ownership Agreement, dated June 29, 1992.(2)
 10.6    --  Settlement Agreement by and among EUA Power Corporation, Eastern Utilities
             Associates and the Official Bondholders' Committee, dated November 18, 1992.(2)
 10.7    --  Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power
             Corporation, dated April 26, 1993.(2)
 10.8    --  Power Purchase Option Agreement between UNITIL Power Corporation and Great Bay
             Power Corporation, dated April 26, 1993.(2)
 10.9    --  Second Mortgage and Security Agreement between UNITIL Power Corporation and Great
             Bay Power Corporation, dated December 22, 1993.(2)
 10.10   --  Third Mortgage and Security Agreement between UNITIL Power Corporation and Great
             Bay Power Corporation, dated December 22, 1993.(2)
 10.11   --  Registration Rights Agreement between Great Bay Power Corporation and the Selling
             Stockholders, dated April 7, 1994 (the "Registration Rights Agreement").(2)
 10.12   --  Amendment to Registration Rights Agreement between Great Bay Power Corporation and the Selling Stockholders, dated November 23, 1994.(2)
 10.13   --  Stock and Subscription Agreement among Great Bay Power Corporation and the Selling
             Stockholders, dated April 7, 1994.(2)
 10.14   --  Acknowledgment and Amendment to Stock and Subscription Agreement, dated November
             23, 1994.(2)
 10.15   --  Settlement Agreement by and among Great Bay Power Corporation, the Official
             Bondholders' Committee and the Selling Stockholders, dated September 9, 1994.(2)
 10.16   --  Letter Agreement, dated December 20, 1994, between Great Bay Power Corporation and the Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994.(2)
 10.17   --  Letter Agreement, dated March 29, 1995, between Great Bay Power Corporation and the Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994 and December 20, 1994.(2)

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------       ----------------------------------------------------------------------------------
 10.18   --  Employment Agreement between John A. Tillinghast and Great Bay Power Corporation, dated October 8, 1996.(3)(8)
 10.19   --  Incentive Stock Option Agreement, dated as of April 24, 1995, by and between John
             A. Tillinghast and Great Bay Power Corporation.(4)(8)
 10.20   --  Employment Agreement between Frank W. Getman Jr. and Great Bay Power Corporation, dated August 1, 1995.(5)(8)
 10.21   --  Amendment No. 1 to Employment Agreement between Frank W. Getman Jr. and Great Bay
             Power Corporation, dated September 17, 1996.(3)(8)
 10.22   --  Incentive Stock Option Agreement, dated as of August 1, 1995, by and between Frank
             W. Getman Jr. and Great Bay Power Corporation.(4)(8)
 10.23   --  Incentive Stock Option Agreement, dated as of September 17, 1996, by and between
             Frank W. Getman Jr. and Great Bay Power Corporation.(3)(8)
 10.24   --  Services Agreement between PECO Energy Company and Great Bay Power Corporation, dated November 3, 1995.(6)(7)
 10.25   --  Warrant Purchase Agreement between PECO Energy Company and Great Bay Power
             Corporation, dated November 3, 1995.(5)
 10.26   --  1996 Stock Option Plan of the Registrant.(1)(8)
 21.1    --  List of Subsidiaries of the Registrant.(3)
 23.1    --  Consent of Arthur Andersen LLP.(3)

---------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration Statement 333-3362) filed on July 12, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

(3) Filed as an exhibit to this Annual Report on Form 10-K.

(4) Filed as an exhibit to the Quarterly Report on Form 10-Q of Great Bay Power Corporation for the quarter ended March 31, 1995 (File No. 0-25748) on May 9, 1995 and incorporated herein by reference.

(5) Filed as an exhibit to the Quarterly Report on Form 10-Q of Great Bay Power Corporation for the quarter ended June 30, 1995 (File No. 0-25748) on August 14, 1995 and incorporated herein by reference.

(6) Filed as an exhibit to the Quarterly Report on Form 10-Q of Great Bay Power Corporation for the quarter ended September 30, 1995 (File No. 0-25748) on November 14, 1995 and incorporated herein by reference.

(7) Confidential treatment granted as to certain portions.

(8) Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.