Form 10-Q
period 1997-03-31
BAYCORP HOLDINGS LTD
filed 1997-05-15
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                       March 31, 1997
                                                          --------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________

     Commission file number                                  1-12527
                                                             -------

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

      DELAWARE                                                02-0488443
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE  201
      DOVER, NEW HAMPSHIRE                                          03820-3835
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

Yes   X     No
    -----      -----

      Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   X     No
    -----      -----

           Class                                  Outstanding at April 30, 1997
---------------------------------------           -----------------------------
Common Stock, $0.01 Par Value per Share                     8,298,803         .

                             BAYCORP HOLDINGS, LTD.


                                      INDEX


PART I - FINANCIAL INFORMATION:

      Item 1 - Financial Statements:

      Consolidated Statements of Income and Loss - Three
          Months Ended March 31, 1997 and 1996...........................     3

      Consolidated Balance Sheets at March 31, 1997
          and December 31, 1996..........................................   4-5

      Consolidated Statements of Cash Flows - Three
          Months Ended March 31, 1997 and 1996...........................     6

      Notes to Financial Statements....................................... 7-12

      Item 2 - Financial Discussion:

      Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................... 12-14


PART II - OTHER INFORMATION:

      Item 1 - Legal Proceedings.........................................    14

      Item 6 - Exhibits and Reports on Form 8-K..........................    15


      Signature..........................................................    16

      Exhibit Index......................................................    17

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             BAYCORP HOLDINGS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                        Three Months      Three Months
                                          Ended             Ended
                                        March 31, 1997    March 31, 1996
                                        --------------    --------------
Operating Revenues                       $   8,437         $   6,891

Operating Expenses:
  Production                                 4,394             3,588
  Transmission                                 220               259
  Administrative & General                   1,933             1,914
  Depreciation & Amortization                  863               874
  Taxes other than Income                    1,162             1,054
                                         ---------         ---------
      Total Operating Expenses               8,572             7,689
                                         ---------         ---------
Operating Loss                                (135)             (798)

Other (Income) Deductions:
  Interest and Dividend (Income) Expense      (402)             (271)
  Decommissioning Cost Accretion               666               565
  Decommissioning Trust Fund Income           (111)              (79)
  Unit 2 Sales and Other (Income)                0                 4
                                         ---------         ---------
      Total Other Deductions                   153               219
                                         ---------         ---------
Loss Before Income Taxes                      (288)           (1,017)

Income Taxes                                     0                 0
                                         ---------         ---------

Net Loss                                     ($288)          ($1,017)
                                         =========         =========
Weighted Average Shares Outstanding      8,320,869         7,999,948
Loss Per Share                              ($0.03)           ($0.13)





 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                       March 31,  December 31,
                                                         1997         1996
                                                       --------   -----------

ASSETS:
Current Assets:
  Cash & Cash equivalents                               $13,960      $16,412
  Short-term Investments, at market                      11,164       12,363
  Accounts Receivable                                     2,684        2,927
  Materials & Supplies, net                               4,285        4,121
  Prepayments & Other Assets                              3,291          434
                                                       --------     --------
      Total Current Assets                               35,384       36,257
                                                       --------     --------

Property, Plant, & Equipment:
  Utility Plant                                         107,098      106,656
  Less: Accumulated Depreciation                         (7,935)      (7,152)
                                                       --------     --------
  Net Utility Plant                                      99,163       99,504
                                                       --------     --------

  Nuclear Fuel                                           21,478       20,091
  Less: Accumulated Amortization                        (10,770)      (9,692)
  Net Nuclear Fuel                                       10,708       10,399
                                                       --------     --------

      Net Property, Plant & Equipment                   109,871      109,903

Other Assets:
  Decommissioning Trust Fund                              6,674        6,234
  Deferred Debits & Other                                    11           24
                                                       --------     --------
      Total Other Assets                                  6,685        6,258
                                                       --------     --------

TOTAL ASSETS                                           $151,940     $152,418
                                                       ========     ========



 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       March 31,   December 31,
                                                         1997         1996
                                                       --------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                    $114         $129
  Taxes Accrued                                           2,466        1,504
  Miscellaneous Current Liabilities                       2,484        4,072
                                                       --------     --------
          Total Current Liabilities                       5,064        5,705

Operating Reserves:
  Decommissioning Liability                              53,872       53,215
  Miscellaneous Other                                       621          621
                                                       --------     --------
          Total Operating Reserves                       54,493       53,836

Other Liabilities & Deferred Credits                      3,373        3,252

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
        Authorized - 20,000,000 shares,
          Issued - 8,417,748                                 84          84
  Less: Treasury Stock - 118,945 and 78,045 shares,
     respectively, at cost                                 (968)       (633)
  Additional paid-in capital                             92,100       92,100
  Holding Loss on Investments                              (140)        (149)
  Accumulated Deficit                                    (2,066)      (1,777)
                                                       --------     --------
          Total Stockholders' Equity                     89,010       89,625
                                                       --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $151,940     $152,418
                                                       ========     ========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in Thousands)


                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 1997    March 31, 1996
                                                             --------------    --------------

Net cash flow from operating activities:
    Net (Loss)                                                      ($288)        ($1,017)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Depreciation                                                 863             874
         Amortization of nuclear fuel                               1,078             927
         Decommissioning trust accretion                              666             565
         Decommissioning trust interest                              (111)            (79)
         (Increase) decrease in accounts receivable                   243          (1,008)
         (Increase) decrease in materials & supplies                 (209)            (36)
         (Increase) decrease in prepaids and other assets          (2,844)         (1,392)
         Increase (decrease) in accounts payable                      (16)            (73)
         Increase in taxes accrued                                    962             917
         Other                                                     (1,467)            (59)
                                                                 --------        --------
Net cash used in operating activities                              (1,123)           (381)
                                                                 --------        --------

Net cash flows provided by (used in) investing activities:
  Utlility plant additions                                           (476)           (116)
  Nuclear fuel additions                                           (1,387)            (48)
  Payments to decommissioning fund                                   (277)           (181)
  Holding Gain (Loss)                                                 (52)              0
  Short term investments, net                                       1,199           2,836
                                                                 --------        --------
Net cash provided by (used in) investing activities                  (993)          2,491
                                                                 --------        --------

Net cash provided by (used in) financing activities:
Common Stock Warrants                                                   0           1,000
  Reacquired Capital Stock                                           (336)              0
                                                                 --------        --------
Net cash provided by (used in) financing activities                  (336)          1,000
                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents               (2,452)          3,110
Cash and cash equivalents, beginning of period                     16,412           8,874
                                                                 --------        --------
Cash and cash equivalents, end of period                         $ 13,960        $ 11,984
                                                                 ========        ========




(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.




                          NOTES TO FINANCIAL STATEMENTS


NOTE A - THE COMPANY

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

      In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. The Company will adopt this statement for its

                             BAYCORP HOLDINGS, LTD.



fiscal year ending December 31, 1997 and does not believe that the effect of the adoption of this standard would be materially different from the amounts presented in the accompanying statements of income.

NOTE C - COMMITMENTS AND CONTINGENCIES

Nuclear Power, Energy and Utility Regulation
--------------------------------------------

      The Seabrook Project and Great Bay, as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the Nuclear Regulatory Commission ("NRC"), which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay has been, and will be, affected to the extent of its proportionate share by the cost of any such requirements made applicable to Seabrook Unit 1.

      Great Bay is also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under Parts II and III of the Federal Power Act and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay proposes to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

      Because it is an Exempt Wholesale Generator ("EWG"), Great Bay is not subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under PUHCA. In order to maintain its EWG status, Great Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility."

      Great Bay is subject to regulation by the New Hampshire Public Utilities Commission ("NHPUC") in many respects including the issuance of securities, the issuance of debt, contracts with affiliates, forms of accounts, transfers of utility properties, mortgaging of utility property and other matters. The NHPUC does not regulate rates charged for sales of electricity at wholesale.

Utility Deregulation; Public Controversy Concerning Nuclear Power Plants
------------------------------------------------------------------------

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

                             BAYCORP HOLDINGS, LTD.




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

Decommissioning Liability
-------------------------

      Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, the Company has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the fair value of the Seabrook plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $439 million in 1996 dollars and $2.3 billion in future year dollars in years in which decommissioning will occur, assuming a 36-year life for the facility and a future escalation rate of 5%. Based on this estimate, the Company's share in 1997 dollars is approximately $53.9 million, which has been recorded as a liability in the March 31, 1997 balance sheet.

      During the first quarter of 1996, the Company began to accrete its share of the Seabrook Project's Decommissioning Liability. This accretion is a non-cash charge and recognizes the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, the Company's share of the estimated decommissioning cost increased from $50.2 million as of December 31, 1995 to $53.9 million as of March 31, 1997.

      The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions based on factors such as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change in the near term.

      The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has agreed to review the accounting for nuclear decommissioning costs. In 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." Either a revised exposure draft or a final statement is scheduled for 1997. The Company's accounting for decommissioning was based on the FASB's original tentative conclusions. If the current exposure draft is adopted or accounting practices for nuclear power plant decommissioning are changed, the Company's decommissioning liability and annual provision for decommissioning could change relative to amounts reflected in the financial

                            BAYCORP HOLDINGS, LTD.



statements. The Company is uncertain as to the impact, if any, changes in the current accounting will have on the Company's financial statements.

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

      Under a November 1992 settlement agreement with Eastern Utilities Associates ("EUA"), a former parent of the Company, EUA reaffirmed its guarantee of up to $10 million of the Company's future decommissioning costs of Seabrook Unit 1.

      In January 1997, the NRC issued a temporary six month exemption related to Great Bay's status as an "electric utility" as defined in the NRC's regulations. In the exemption, the NRC staff stated that it believes that Great Bay currently does not satisfy the NRC definition of "electric utility." If Great Bay is an "electric utility," then the NRC decommissioning requirements are satisfied by Great Bay making monthly payments into the decommissioning trust fund. If Great Bay is not an "electric utility," the NRC can require that Great Bay provide a surety bond or other allowable decommissioning funding mechanisms. On February 21, 1997, Great Bay filed a petition with the NRC for partial reconsideration of the exemption order. In its petition, Great Bay requested that the NRC reconsider its order and issue a finding that Great Bay is an "electric utility," or, in the alternative, Great Bay requested an opportunity to orally argue this matter before the NRC. A review of Great Bay's status as an "electric utility" by the NRC is currently in process, which may adversely effect Great Bay's liquidity, possibly materially.

Liquidity and Capital Expenditures
----------------------------------

      BayCorp anticipates that its share of the Seabrook Project's capital expenditures for the 1997 fiscal year will total approximately $5.1 million, primarily for nuclear fuel and various capital projects. This estimated amount is based on the latest projections provided by the Managing Agent of the Seabrook Project.

      A scheduled refueling outage for the Seabrook Project began May 10, 1997 and is expected to last forty days. During outage periods at the Seabrook Project, BayCorp has no electricity for resale and consequently no revenues. The impact of refueling and other outages on the Company's results of operations and financial position is materially adverse.

      Great Bay accrues for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay continues to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the Seabrook Plant.

                             BAYCORP HOLDINGS, LTD.



      The current refueling outage was rescheduled from its original date of August 1997 due to reliability concerns expressed by the New England Power Pool ("NEPOOL") regarding the supply of sufficient electricity during New England's peak summer season. The joint owners of Seabrook will receive reimbursement from NEPOOL for any additional costs associated with moving the date of the scheduled refueling outage. The 1997 outage has an estimated total cost of $28 million. The Company's share is approximately $3.4 million. The estimate is based on a number of assumptions, including labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim. Changes in these and other assumptions could cause this estimate to change in the near term.

      Based on the Seabrook Project budget for this scheduled outage, assuming that the duration of the outage is forty days and further assuming that only refueling and routine maintenance is performed, the Company anticipates incurring a loss of approximately $4,600,000 in the second quarter of 1997 resulting from the decreased revenues coupled with continuing operating and maintenance expenses and depreciation, as discussed above.

      For the second quarter of 1997 and based on the assumptions presented above, the Company expects to use approximately $5,000,000 of its cash and equivalents, largely to fund its share of this planned refueling outage.

      For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid its 1994, 1995 and the first half of its 1996 property taxes to the Towns and withheld payment of the second half of its 1996 property taxes to the Towns, based on the Company's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. The full assessed amount of property taxes has been accrued and reflected by Great Bay on its 1997 and 1996 income statements. Under New Hampshire law, however, Great Bay will be required to pay an interest penalty computed at an annual rate of 17% on all unpaid taxes if it is unsuccessful in its tax abatement proceedings against the Towns. As a result of Great Bay's withholding of its property tax payment for the second half of 1996, two of the three Towns exercised their right to place a lien on the Seabrook Project: the Town of Seabrook, effective April 18, 1997 and the Town of Hampton Falls, effective April 21, 1997. Under New Hampshire law, Seabrook and Hampton Falls cannot take any action pursuant to their liens until two years after the execution of the liens. The outcome of the Company's appeals with respect to property tax assessments will affect the Company's liquidity and obligation for property tax payments in the future.

      As described above, a review of Great Bay's status as an "electric utility" by the NRC is currently in process, which may adversely affect BayCorp's and Great Bay's liquidity, possibly materially.

NOTE D - EQUITY

      On January 27, 1997 Great Bay Power Corporation announced that it had received all necessary shareholder and regulatory approvals for the formation of a holding company structure for Great Bay. As a result of the restructuring, Great Bay became a wholly-owned subsidiary of BayCorp Holdings, Ltd. Shareholders of Great Bay common stock received one share of

                             BAYCORP HOLDINGS, LTD.



BayCorp common stock for each share of Great Bay common stock which they owned. The new BayCorp common stock began public trading on the American Stock Exchange under the symbol "MWH" on January 28, 1997.

      On June 4, 1996, the Board of Directors of Great Bay adopted a resolution authorizing Great Bay to repurchase up to an aggregate of 140,000 shares of Great Bay's Common Stock on the open market or in privately negotiated transactions. On March 4, 1997, the Board of Directors of BayCorp adopted a similar resolution for Baycorp. The authority to repurchase shares established by this resolution continues to the earlier of June 30, 1997, or a determination by the Board of Directors to discontinue such repurchases. As of April 30, 1997, the Company had repurchased 118,945 shares at a cost of $968,415, or an average price of approximately $8.14 per share, as part of the repurchase program.

      The Company has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying a dividend in the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Overview
--------

      As a result of a corporate restructuring that was effective January 24, 1997, BayCorp's principal asset is its 100% equity interest in Great Bay. Great Bay is a public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Unless the context requires otherwise, references to BayCorp for events and time periods before January 24, 1997 reflect treatment of BayCorp as the successor to Great Bay.

      A scheduled refueling outage for the Seabrook Project began on May 10, 1997 and is expected to last forty days. Based on the Seabrook Project budget for this scheduled outage, assuming that the duration of the outage is forty days and assuming that only refueling and routine maintenance is performed, the Company anticipates incurring a loss of approximately $4,600,000 in the second quarter of 1997 resulting from decreased revenues coupled with continuing operating and maintenance expenses and depreciation, as discussed above. See "Liquidity and Capital Expenditures."

Results of Operations: First Quarter of Fiscal 1997 Compared to the First
-------------------------------------------------------------------------
Quarter of Fiscal 1996
----------------------

Operating Revenues
------------------

      Operating Revenues increased by approximately $1,546,500, or 22.4%, to $8,437,300 in the first quarter of 1997 as compared to $6,890,800 in the first quarter of 1996. This increase in revenues was primarily due to increased availability and production at the Seabrook Project during the first quarter of 1997 as compared to the first quarter of 1996. For the first quarter of 1997, the capacity factor at the Seabrook plant was 100% versus a capacity factor of 86.1% for the first quarter of 1996. There were unscheduled outages at the Seabrook plant during January and February of the first quarter of 1996.

       Sales of electricity increased by approximately 15.2% to 304,475,500 kilowatt hours in the first quarter of 1997 as compared to 264,134,400 kilowatt hours in the first quarter of 1996. Operating

                             BAYCORP HOLDINGS, LTD.



revenues were also favorably affected in the first quarter of 1997 by an increase in the sales price per kWh. During the first quarter of 1997 the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 6.1% to 2.77 cents per kWh as compared with 2.61 cents per kWh in the first quarter of 1996. BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased 3% to 2.82 cents per kWh in the first quarter of 1997 as compared to
2.91 cents per kWh in the first quarter of 1996. This decrease was primarily the result of the higher capacity factor at the Seabrook Project during the first quarter of 1997 as compared to the first quarter of 1996. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

      Production and Transmission expenses for the first quarter of 1997 increased approximately $766,400, or 19.9%, as compared to the first quarter of 1996. This increase was primarily the result of an increase in the accrual for nuclear fuel and refueling outage expenses during the first quarter of 1997 as compared to the first quarter of 1996 due to the acceleration of the current refueling outage. The Seabrook Project's 1997 refueling outage began May 10, 1997 and is expected to last 40 days.

      During the first quarter of 1997, there was an overall increase of approximately $116,500, or 3%, in depreciation and amortization, taxes, and administrative and general expenses, from $3,841,900 in the first quarter of 1996 to $3,958,300 in the first quarter of 1997.

Other (Income) Deductions

      Decommissioning Cost Accretion increased $100,500, to $665,700 during the first quarter of 1997 as compared to $565,200 during the first quarter of 1996. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. Interest (Income) Expense and Decommissioning Trust Fund Income increased 46.7%, or $163,500, during the first quarter of 1997 as compared to the first quarter of 1996. This increase in interest income reflects the Company's significantly higher cash and investment balances during the first quarter of 1997 as compared to the first quarter of 1996.

Net Income (Loss)

      As a result of the above factors, during the first quarter ended March 31, 1997, the Company recorded a net loss of $288,400, or approximately $.03 per share, as compared to a net loss of $1,017,300, or approximately $.13 per share, during the first quarter ended March 31, 1996.

Net Operating Losses

      For federal income tax purposes, as of December 31, 1996, the Company had net operating loss carry forwards ("NOLs") of approximately $174 million, which are scheduled to expire between 2005 and 2011. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this

                             BAYCORP HOLDINGS, LTD.




time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. The Company's other $38 million of NOLs are not currently subject to such limitations.

Liquidity

      BayCorp's cash and short-term investments decreased approximately $3,650,600 during the first quarter of 1997. Principal factors affecting liquidity during the first quarter of 1997 included the operating loss discussed above and cash expenditures of approximately $1,863,000 for capital plant additions and nuclear fuel purchases and $277,000 for decommissioning trust fund payments. An increase in Prepaids and Other Assets of approximately $2,844,000 and a decrease in Other working capital items of $1,466,900 primarily reflects payments to the Seabrook project for nuclear fuel of $4,600,000 and payment of 1996 accruals for Seabrook personnel employee benefits of approximately $680,000 which are payable in the first quarter of each year. Also in the first quarter of 1997, BayCorp purchased 40,900 shares of the Company's Common Stock for $336,000. Offsetting these cash charges were non-cash charges to income which included $862,800 for depreciation, $1,077,900 for nuclear fuel amortization and decommissioning trust fund accretion of $665,700 and an increase in Taxes Accrued of $962,500.

      This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company, Great Bay or their management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein. In addition, risks and uncertainties relating to the 1997 refueling outage, including delays, unbudgeted expenses and the need for any non-routine maintenance could cause actual results to differ materially from the forward-looking statements contained in this Quarterly Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

      For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid its 1994, 1995 and half of the 1996 property taxes billed by the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns") and withheld payment of the second half of its 1996 property taxes to the Towns, based on Great Bay's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. The full assessed amount of property taxes has been accrued and reflected by Great Bay on its 1997 and 1996 income statements. Under New Hampshire law, however, Great Bay will be required to pay an interest penalty computed at an annual rate of 17% on all unpaid taxes if it is unsuccessful in its tax abatement proceedings against the Towns. As a result of Great Bay's withholding of its property tax payment for the second half of 1996, two of the three Towns exercised their right to

                             BAYCORP HOLDINGS, LTD.



place a lien on the Seabrook Project: the Town of Seabrook, effective April 18, 1997 and the Town of Hampton Falls, effective April 21, 1997. Under New Hampshire law, Seabrook and Hampton Falls cannot take any action pursuant to their liens until two years after the execution of the liens. Great Bay is unable to express an opinion as to the likely outcome of this matter.

      In December 1996, eight of the Joint Owners of the Seabrook Project (the "Demanding Joint Owners") served a demand on Great Bay for arbitration of a dispute between Great Bay and the Demanding Joint Owners concerning the allocation among the joint owners of real property taxes assessed by the Towns against the Seabrook Project. Great Bay takes the position that the JOA does not provide for allocation of real estate tax liabilities in proportion to each Joint Owner's ownership interest in the Seabrook Project. The Demanding Joint Owners claim that real estate taxes should be allocated in accordance with ownership shares. Arbitration proceedings have commenced and Great Bay is unable to express an opinion as to the likely outcome of this matter.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  See Exhibit Index

     (b) There were no reports on Form 8-K submitted for the three months ended March 31, 1997.

                             BAYCORP HOLDINGS, LTD.





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          BAYCORP HOLDINGS, LTD.








May 15, 1997              By: /s/ John A. Tillinghast
                              -------------------------------------------------
                              John A. Tillinghast
                              President, Treasurer and Chief Executive Officer (Principal Accounting Officer)

                              BAYCORP HOLDINGS, LTD.



                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------



27                  Financial Data Schedule

99 Pages 18-21 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).