Form 10-Q
period 1997-06-30
BAYCORP HOLDINGS LTD
filed 1997-08-11
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                      June 30, 1997
                                                        -------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to _____________

    Commission file number                              1-12527
                                                        -------

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

         DELAWARE                                                02-0488443
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE  201
             DOVER , NEW HAMPSHIRE                               03820-3835
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

Yes  X     No
   -----     -----

            Class                                  Outstanding at August 6, 1997
---------------------------------------            -----------------------------
Common Stock, $0.01 Par Value per Share                      8,277,748

                             BAYCORP HOLDINGS, LTD.


                                      INDEX


PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Loss - Three and Six
             Months Ended June 30, 1997 and 1996............................3

         Consolidated Balance Sheets at June 30, 1997
             and December 31, 1996..........................................4-5

         Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 1997 and 1996............................6

         Notes to Financial Statements......................................7-12

         Item 2 - Financial Discussion:

         Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12-16


PART II - OTHER INFORMATION:

         Item 1 - Legal Proceedings........................................16

         Item 4 - Submission of Matters to a Vote of Securityholders.......16

         Item 6 - Exhibits and Reports on Form 8-K.........................17

         Signature.........................................................18

         Exhibit Index.....................................................19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                             BAYCORP HOLDINGS, LTD.

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)
                              (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                       Three Months                         Six Months
                                                      Ended June 30,                      Ended June 30,
                                                  1997              1996              1997              1996
                                               ----------        ----------        ----------        ----------

Operating Revenues                             $    3,555        $    7,305        $   11,992        $   14,196

Operating Expenses:
  Production                                        5,063             3,855             9,457             7,443
  Transmission                                        218               229               438               488
  Administrative & General                          1,436             1,310             3,369             3,224
  Depreciation & Amortization                         863               874             1,726             1,748
  Taxes other than Income                           1,127             1,023             2,289             2,077
                                               ----------        ----------        ----------        ----------
      Total Operating Expenses                      8,707             7,291            17,279            14,980
                                               ----------        ----------        ----------        ----------
Operating  Loss                                    (5,152)               14            (5,287)             (784)

Other (Income) Deductions:
  Interest and Dividend (Income) Expense             (236)             (199)             (638)             (470)
  Decommissioning Cost Accretion                      665               565             1,331             1,130
  Decommissioning Trust Fund Income                  (100)              (83)             (211)             (161)
  Unit 2 Sales and Other (Income)                       3                 0                 3                 4
                                               ----------        ----------        ----------        ----------
      Total Other Deductions                          332               283               485               503
                                               ----------        ----------        ----------        ----------
Loss Before Income Taxes                           (5,484)             (269)           (5,772)           (1,287)

Income Taxes                                            0                 0                 0                 0
                                               ----------        ----------        ----------        ----------

Net Loss                                       $   (5,484)       $     (269)       $   (5,772)       $   (1,287)
                                               ==========        ==========        ==========        ==========
Weighted Average Number of
   Shares Outstanding                           8,294,803         7,999,071         8,307,764         7,999,510
Loss Per Share                                 $    (0.66)       $    (0.03)       $    (0.69)       $    (0.16)

 (The accompanying notes are an integral part of these consolidated statements)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                               June 30,          December 31,
                                                 1997                1996
                                               --------          ------------
ASSETS:
Current Assets:
  Cash & Cash equivalents                      $  4,453            $ 16,412
  Short-term Investments, at market              16,924              12,363
  Accounts Receivable                               420               2,927
  Materials & Supplies, net                       4,086               4,121
  Prepayments & Other Assets                      3,168                 434
                                               --------            --------
      Total Current Assets                       29,051              36,257
                                               --------            --------

Property, Plant, & Equipment:
  Utility Plant                                 108,295             106,656
  Less: Accumulated Depreciation                 (8,671)             (7,152)
                                               --------            --------
  Net Utility Plant                              99,624              99,504

  Nuclear Fuel                                   21,813              20,091
  Less: Accumulated Amortization                (11,847)             (9,692)
                                               --------            --------
  Net Nuclear Fuel                                9,966              10,399

      Net Property, Plant & Equipment           109,590             109,903

Other Assets:
  Decommissioning Trust Fund                      7,042               6,234
  Deferred Debits & Other                            25                  24
                                               --------            --------
      Total Other Assets                          7,067               6,258
                                               --------            --------

TOTAL ASSETS                                   $145,708            $152,418
                                               ========            ========

 (The accompanying notes are an integral part of these consolidated statements)

                             BAYCORP HOLDINGS, LTD.

                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                               (DOLLARS IN THOUSANDS)

                                                                                June 30,        December 31,
                                                                                  1997              1996
                                                                                --------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                                         $    151          $    129
  Taxes Accrued                                                                    2,973             1,504
  Miscellaneous Current Liabilities                                                  620             4,072
                                                                                --------          --------
          Total Current Liabilities                                                3,744             5,705

Operating Reserves:
  Decommissioning Liability                                                       54,532            53,215
  Miscellaneous Other                                                                621               621
                                                                                --------          --------
          Total Operating Reserves                                                55,153            53,836

Other Liabilities & Deferred Credits                                               3,484             3,252

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
  Authorized - 20,000,000 shares, Issued - 8,417,748                                  84                84
   Less: Treasury Stock - 140,000 and 78,045 shares, respectively, at cost        (1,133)             (633)
   Additional paid-in capital                                                     92,100            92,100
   Holding Loss on Investments                                                      (175)             (149)
   Accumulated Deficit                                                            (7,549)           (1,777)
                                                                                --------          --------
          Total Stockholders' Equity                                              83,327            89,625
                                                                                --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $145,708          $152,418
                                                                                ========          ========

 (The accompanying notes are an integral part of these consolidated statements)

                             BAYCORP HOLDINGS, LTD.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                               (DOLLARS IN THOUSANDS)


                                                                               Six Months           Six Months
                                                                                 Ended                Ended
                                                                             June 30, 1997         June 30, 1996
                                                                             -------------         -------------

Net cash flow from operating activities:
    Net (Loss)                                                                  $ (5,772)             $(1,287)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Depreciation                                                              1,726                1,748
         Amortization of nuclear fuel                                              2,156                1,974
         Decommissioning trust accretion                                           1,331                1,130
         Decommissioning trust interest                                             (211)                (161)
         (Increase) decrease in accounts receivable                                2,507               (1,212)
         (Increase) decrease in materials & supplies                                 (55)                 (14)
         (Increase) decrease in prepaids and other assets                         (2,735)              (1,588)
         Increase (decrease) in accounts payable                                      21                 (141)
         Increase in taxes accrued                                                 1,470               (1,293)
         Other                                                                    (3,219)                 356
                                                                                --------              -------
Net cash used in operating activities                                             (2,781)                (488)
                                                                                --------              -------

Net cash flows provided by (used in) investing activities:
  Utlility plant additions                                                        (1,756)                (429)
  Nuclear fuel additions                                                          (1,723)                (383)
  Payments to decommissioning fund                                                  (553)                (451)
  Holding Gain (Loss)                                                                (53)                   0
  Short term investments, net                                                     (4,593)               3,660
                                                                                --------              -------
Net cash provided by (used in) investing activities                               (8,678)               2,397
                                                                                --------              -------

Net cash provided by (used in) financing activities:
  Common Stock Warrants                                                                0                1,000
  Reaquired Capital Stock                                                           (500)                 (96)
                                                                                --------              -------
Net cash provided by (used in) financing activities                                 (500)                 904
                                                                                --------              -------

Net increase (decrease) in cash and cash equivalents                             (11,959)               2,813
Cash and cash equivalents, beginning of period                                    16,412                8,874
                                                                                ========              =======
Cash and cash equivalents, end of period                                        $  4,453              $11,687
                                                                                ========              =======




 (The accompanying notes are an integral part of these consolidated statements)

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

         Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly-formed wholly-owned subsidiary of BayCorp with and into Great Bay on January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. Currently, Great Bay is the sole subsidiary of BayCorp. BayCorp's principal asset is its 100% equity interest in Great Bay. The new corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay, to engage in businesses that Great Bay would be prohibited from pursuing due to its status as an EWG under the PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

         BayCorp was incorporated in Delaware in March 1996. Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor Great Bay has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the short-term market.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE C - COMMITMENTS AND CONTINGENCIES

Nuclear Power, Energy and Utility Regulation
--------------------------------------------

         The Seabrook Project and Great Bay, as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the Nuclear Regulatory Commission ("NRC"), which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay has been, and will be, affected to the extent of its proportionate share by the cost of any NRC requirements applicable to the Seabrook Project.

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

         Because it is an EWG, Great Bay is not subject to the jurisdiction of the SEC under PUHCA. In order to maintain its EWG status, Great Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility."

         Great Bay is subject to regulation by the New Hampshire Public Utilities Commission ("NHPUC") in many respects, including the issuance of securities, the issuance of debt, contracts with affiliates, forms of accounts, transfers of utility properties, mortgaging of utility property and other matters. The NHPUC does not regulate rates charged for sales of electricity at wholesale.

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

Decommissioning Liability
-------------------------

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the fair value of the Seabrook plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $451 million in 1997 dollars and $2.3 billion in future year dollars in years in which decommissioning will occur, assuming a 36-year life for the facility and a future escalation rate of 5%. Based on this estimate, Great Bay's share in 1997 dollars is approximately $54.5 million, which has been recorded as a liability in the June 30, 1997 balance sheet.

         During the first quarter of 1996, Great Bay began to accrete its share of the Seabrook Project's Decommissioning Liability. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $50.2 million as of December 31, 1995 to $54.5 million as of June 30, 1997.

         The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions based on factors such as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change in the future.

         The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has agreed to review the accounting for nuclear decommissioning costs. In 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." Either a revised exposure draft or a final statement is scheduled to be issued by the FASB during 1997. Great Bay's accounting for decommissioning was based on the FASB's original tentative conclusions. If the current exposure draft is adopted or accounting practices for nuclear power plant decommissioning are changed, Great Bay's decommissioning liability and annual provision for decommissioning could change relative to amounts reflected in the financial statements. The Company is unable to predict the impact, if any, changes in the current accounting will have on the Company's financial statements.

                             BAYCORP HOLDINGS, LTD.



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

         Under a November 1992 settlement agreement with Eastern Utilities Associates ("EUA"), a former parent of Great Bay, EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

         On January 22, 1997, the NRC issued a temporary exemption to Great Bay in which the NRC staff stated that it believed that Great Bay did not then satisfy the NRC definition of "electric utility." The temporary exemption granted Great Bay six months to establish itself as an "electric utility" as defined in the NRC's regulations or obtain a surety bond or other allowable decommissioning funding mechanism. In February 1997, Great Bay requested that the NRC reconsider the staff's finding that Great Bay does not meet the NRC definition of "electric utility." Great Bay also requested that the NRC consider granting an extension to the temporary exemption as an alternative to making a final determination as to whether Great Bay is an electric utility under the NRC definition. On July 23, 1997, the NRC staff reaffirmed its finding that Great Bay is not an "electric utility."

          On July 23, 1997, the NRC issued a one-year exemption to Great Bay from the obligation of Great Bay to comply with the NRC's regulations applicable to an owner of an interest in a nuclear power plant that is not an "electric utility" under the NRC's regulations. The exemption gives Great Bay until the earlier of July 23, 1998 or 90 days following the effective date of any revisions to the NRC's definition of "electric utility" to obtain a surety bond or other allowable decommissioning funding assurance mechanism for Great Bay's decommissioning liability related to its ownership in Seabrook. Later this year, the NRC is expected to begin the process of revising its regulations in anticipation of deregulation of the electric utility industry. The Company believes that Great Bay satisfies the NRC's current decommissioning funding requirements and intends to seek to establish Great Bay's status as an "electric utility" through all appropriate channels. A decision as to Great Bay's status as an "electric utility" may adversely affect Great Bay's liquidity, possibly materially.

Liquidity and Capital Expenditures
----------------------------------

         BayCorp anticipates that its share of the Seabrook Project's capital expenditures for the 1997 fiscal year will total approximately $4.3 million, primarily for nuclear fuel and various capital projects. This estimated amount is based on the latest projections provided by the Managing Agent of the Seabrook Project.

         A scheduled refueling outage for the Seabrook Project began May 10, 1997 and lasted approximately fifty days. The Seabrook plant resumed operations on June 28, 1997 and reached 100% power on July 3, 1997. An increased scope of work was performed during this refueling following Seabrook's record 463 continuous days on-line. In addition to refueling the reactor, this refueling outage

                             BAYCORP HOLDINGS, LTD.



also included major plant maintenance which is expected to improve performance at the Seabrook plant during its current operating cycle.

         During outage periods at the Seabrook Project, BayCorp has no electricity for sale and consequently no revenues. Great Bay accrues for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay continues to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company incurs losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the Seabrook Plant. The impact of refueling and other outages on the Company's results of operations and financial position is materially adverse.

         The 1997 outage cost an estimated $35 million. Great Bay's share is approximately $4.3 million. This estimate is based on a number of assumptions, including labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim. Changes in these and other assumptions could cause this estimate to change in the near term. A final accounting of outage related costs is expected in late August 1997.

         The Company is reporting a loss of $5,484,000 in the second quarter of 1997 resulting from the decreased revenues coupled with continuing operating and maintenance expenses and depreciation, as discussed above.

         For the second quarter of 1997 the Company has reported the use of approximately $3,747,000 of its cash and equivalents, largely to fund its share of this refueling outage.

         For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid its 1994, 1995 and the first half of its 1996 property taxes billed by the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns") and withheld payment of the second half of its 1996 property taxes based on the Company's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. Great Bay also withheld the first half of its 1997 property taxes to the Towns. Under New Hampshire law, Great Bay will be required to pay an interest penalty computed at an annual rate of 18% (or 12% for periods until a Town placed a lien on the Seabrook Project) on all unpaid taxes if it is unsuccessful in its tax abatement proceedings against the Towns. The full amount of property taxes has been accrued and reflected by Great Bay on its 1997 and 1996 income statements. As a result of Great Bay's withholding of its property tax payment for the second half of 1996, two of the three Towns exercised their right to place a lien on the Seabrook Project. The Town of Seabrook placed a lien on the Seabrook Project on April 18, 1997 and the Town of Hampton Falls placed a lien on the Seabrook Project on April 21, 1997. Under New Hampshire law, Seabrook and Hampton Falls cannot take any action pursuant to their liens until two years after the execution of the liens. The outcome of the Company's appeals with respect to property tax assessments will affect the Company's liquidity and obligation for property tax payments in the future.

         As described above, a review of Great Bay's status as an "electric utility" by the NRC is currently in process, which may adversely effect BayCorp's and Great Bay's liquidity, possibly materially.

                             BAYCORP HOLDINGS, LTD.



NOTE D - EQUITY

         On January 27, 1997 Great Bay announced that it had received all necessary shareholder and regulatory approvals for the formation of a holding company structure for Great Bay. As a result of the restructuring, Great Bay became a wholly-owned subsidiary of BayCorp. Shareholders of Great Bay common stock received one share of BayCorp common stock for each share of Great Bay common stock which they owned. The new BayCorp common stock began public trading on the American Stock Exchange under the symbol "MWH" on January 28, 1997.

         On June 4, 1996, the Board of Directors of Great Bay adopted a resolution authorizing Great Bay to repurchase up to an aggregate of 140,000 shares of Great Bay's Common Stock on the open market or in privately negotiated transactions. On March 4, 1997, the Board of Directors of BayCorp adopted a similar resolution for Baycorp. As of June 30, 1997, the Company completed its repurchase program, repurchasing 140,000 shares at a total cost of $1,133,223, or an average price of approximately $8.09 per share.

         The Company has never declared or paid cash dividends on its Common Stock and currently does not anticipate paying a dividend in the foreseeable future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

         As a result of a corporate restructuring that occurred in January 1997, BayCorp's principal asset is its 100% equity interest in Great Bay. Great Bay is a public utility whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Unless the context requires otherwise, references to BayCorp for events and time periods before January 1997 reflect treatment of BayCorp as the successor to Great Bay.

         A scheduled refueling outage for the Seabrook Project began on May 10, 1997 and lasted approximately fifty days. The Seabrook plant resumed operations on June 28, 1997 and reached 100% power on July 3, 1997. In addition to refueling the reactor, this refueling outage also included major plant maintenance which is expected to improve performance at the Seabrook plant during its current operating cycle. Based on the outage costs reported to date by the Seabrook plant, the Company has reported a loss of approximately $5,484,000 in the second quarter of 1997 resulting from decreased revenues coupled with continuing operating and maintenance expenses and depreciation, as discussed above. See "Liquidity and Capital Expenditures."

                             BAYCORP HOLDINGS, LTD.



Results of Operations: Second Quarter of Fiscal 1997 Compared to the Second
---------------------------------------------------------------------------
Quarter of Fiscal 1996
----------------------

Operating Revenues

         Operating Revenues decreased by approximately $3,750,000, or 51.3%, to $3,555,000 in the second quarter of 1997 as compared to $7,305,000 in the second quarter of 1996. This decrease in revenues was primarily due to the refueling outage which took place during the second quarter of 1997. The refueling outage lasted from May 10, 1997 though June 28, 1997. Refueling outages take place approximately every eighteen to twenty months. There was no scheduled refueling outage during the comparable period in 1996. During outage periods at the Seabrook plant, the Company has no electricity for sale and consequently no revenues. For the second quarter of 1997, the capacity factor at the Seabrook plant was 43.3% versus a capacity factor of 100% for the second quarter of 1996.

          Sales of electricity decreased by approximately 56.9% to 132,710,000 kilowatt hours ("kWhs") in the second quarter of 1997 as compared to 308,094,070 kWhs in the second quarter of 1996. During the second quarter of 1997 the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 13.1% to 2.68 cents per kWh as compared with 2.37 cents per kWh in the second quarter of 1996. BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) increased 178% to 6.56 cents per kWh in the second quarter of 1997 as compared to 2.36 cents per kWh in the second quarter of 1996. This increase was the result of the scheduled refueling outage and its associated costs and the resultant lower capacity factor at the Seabrook Project during the second quarter of 1997 as compared to the second quarter of 1996. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

         Production and Transmission expenses for the second quarter of 1997 increased approximately $1,197,000, or 29.3%, as compared to the second quarter of 1996. This increase was primarily the result of an increase in the actual outage related costs reported for the second quarter of 1997 as compared to the budgeted costs for this outage which were accrued for during the second quarter of 1996. The increase in outage related expenses is due to the increased scope of work performed during the 1997 scheduled refueling outage.

         During the second quarter of 1997, there was an overall increase of approximately $219,000, or 6.8%, in depreciation and amortization, taxes, and administrative and general expenses, from $3,207,000 in the second quarter of 1996 to $3,426,000 in the second quarter of 1997.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $100,000, to $665,000 during the second quarter of 1997 as compared to $565,000 during the second quarter of 1996. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. Interest (Income) Expense and Decommissioning Trust Fund Income increased 18.1%, or $51,000, during the second quarter of 1997 as

                             BAYCORP HOLDINGS, LTD.



compared to the second quarter of 1996. This increase in interest income reflects the Company's higher average cash and investment balances during the second quarter of 1997 as compared to the second quarter of 1996.

Net Loss

         As a result of the above factors, during the second quarter ended June 30, 1997, the Company recorded a net loss of $5,484,000, or approximately $.66 per share, as compared to a net loss of $269,000, or approximately $.03 per share, during the second quarter ended June 30, 1996.

Results of Operations: First Six Months of Fiscal 1997 Compared to the First Six
--------------------------------------------------------------------------------
Months of Fiscal 1996
---------------------

Operating Revenues

         Operating Revenues decreased by approximately $2,204,000, or 15.5%, to $11,992,000 in the first half of 1997 as compared with $14,196,000 in the first half of 1996. This decrease in revenues was primarily due to the refueling outage which took place during the first half of 1997. The refueling outage lasted from May 10, 1997 though June 28, 1997. Refueling outages take place approximately every eighteen to twenty months. There was no scheduled refueling outage during the comparable period in 1996. During outage periods at the Seabrook plant, the Company has no electricity for sale and consequently no revenues. For the first half of 1997, the capacity factor at the Seabrook plant was 71.6% as compared to 93.2% for the first half of 1996.

         Sales of electricity decreased by approximately 23.6% to 437,185,500 kWhs in the first half of 1997 as compared to 572,228,470 kWhs in the first half of 1996. During the first half of 1997 the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 10.5% to 2.74 cents per kWh as compared with 2.48 cents per kWh during the first half of 1996. BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) increased 51.3% to 3.95 cents per kWh in the first half of 1997 as compared to 2.61 cents per kWh in the first half of 1996. This increase was the result of the scheduled refueling outage and its associated costs and the resultant lower capacity factor at the Seabrook Project during the first half of 1997 as compared to the first half of 1996. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

         Production and Transmission expenses for the first half of 1997 increased approximately $1,964,000, or 24.8%, as compared to the first half of 1996. This increase was primarily the result of an increase in the actual outage related costs reported for the first half of 1997 as compared to the budgeted costs for this outage which were accrued for during the first half of 1996. The increase in outage related expenses is due to the increased scope of work performed during the 1997 scheduled refueling outage.

         During the first half of 1997, there was an overall increase of approximately $335,000, or 4.8%, in depreciation and amortization, administrative and general expenses and taxes other than income from $7,049,000 in the first half of 1996 to $7,384,000 in the first half of 1997.

                             BAYCORP HOLDINGS, LTD.




Other (Income) Deductions

         Decommissioning Cost Accretion increased $201,000, to $1,331,000 during the first half of 1997 as compared to $1,130,000 during the first half of 1996. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. Interest (Income) Expense and Decommissioning Trust Fund Income increased 34.9%, or $219,000, during the first half of 1997 as compared to the first half of 1996. This increase in interest income reflects the Company's higher average cash and investment balances during the first half of 1997 as compared to the first half of 1996.

Net Loss

         As a result of the above factors, during the six months ended June 30, 1997, the Company recorded a net loss of $5,772,000, or approximately $.69 per share, as compared to a net loss of $1,287,000, or approximately $.16 per share, during the six months ended June 30, 1996.

Net Operating Losses

         For federal income tax purposes, as of December 31, 1996, the Company had net operating loss carry forwards ("NOLs") of approximately $184 million, which are scheduled to expire between 2003 and 2011. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $48 million of NOLs are not currently subject to such limitations.

Liquidity

         BayCorp's cash and short-term investments decreased approximately $7,398,000 during the first six months of 1997. Principal factors affecting liquidity during the first six months ended June 30,1997 included the operating loss discussed above and cash expenditures of approximately $1,756,000 for capital plant additions, $1,723,000 for nuclear fuel purchases and $553,000 for decommissioning trust fund payments. An increase in prepaids and other assets of approximately $2,735,000 and a decrease in other working capital items of $3,219,000 primarily reflect payments to the Seabrook Project for nuclear fuel of $4,600,000 and payment of 1996 accruals for Seabrook personnel employee benefits of approximately $680,000 which are payable in the first quarter of each year and the prepayment by the Company of a three year Directors and Officers liability insurance policy. Also in the first six months of 1997, BayCorp purchased 61,955 shares of the Company's Common Stock for $500,400. Offsetting these cash charges were non-cash charges to income which included $1,726,000 for depreciation, $2,156,000 for nuclear fuel amortization and decommissioning trust fund accretion of $1,331,000, an increase in Taxes Accrued of $1,470,000 and a decrease in accounts receivable of $2,507,000.

                             BAYCORP HOLDINGS, LTD.




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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

         For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid its 1994, 1995 and half of the 1996 property taxes billed by the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns") and withheld payment of the second half of its 1996 property taxes to the Towns, based on Great Bay's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. Great Bay also withheld the first half of its 1997 property taxes to the Towns. Under New Hampshire law, Great Bay will be required to pay an interest penalty computed at an annual rate of 18% (or 12% for periods until a Town placed a lien on the Seabrook Project) on all unpaid taxes if it is unsuccessful in its tax abatement proceedings against the Towns. The full amount of property taxes has been accrued and reflected by Great Bay on its 1997 and 1996 income statements. As a result of Great Bay's withholding of its property tax payment for the second half of 1996, two of the three Towns exercised their right to place a lien on the Seabrook Project. The Town of Seabrook placed a lien on the Seabrook Project on April 18, 1997 and the Town of Hampton Falls placed a lien on the Seabrook Project on April 21, 1997. Under New Hampshire law, Seabrook and Hampton Falls cannot take any action pursuant to their liens until two years after the execution of the liens. Great Bay is unable to express an opinion as to the likely outcome of this matter.

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

Item 4.  Submission of Matters to a Vote of Securityholders
-----------------------------------------------------------

The Company held its Annual Meeting of Shareholders on April 29, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's

                             BAYCORP HOLDINGS, LTD.




nominee's for Directors. All such nominees were elected. At the Annual Meeting, the stockholders of the Company:

         (1) elected a Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified (by a vote of 6,783,318 in favor of the proposal, 0 votes against the proposal and 669 votes abstained, as to all Directors),

         (2) ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year (6,782,100 votes in favor of the proposal, 1,778 votes against the proposal and 109 votes abstained).


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a)  See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended June 30, 1997.

                             BAYCORP HOLDINGS, LTD.





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               BAYCORP HOLDINGS, LTD.








August 11, 1997            By:  /s/ John A. Tillinghast
                               -------------------------------------------------

                                              John A. Tillinghast
                               President , Treasurer and Chief Executive Officer
                                        (Principal Accounting Officer)

                             BAYCORP HOLDINGS, LTD.






                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------


27.1              Financial Data Schedule

99.1 Pages 18-21 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein)