Form 10-Q
period 1997-09-30
BAYCORP HOLDINGS LTD
filed 1997-11-13
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                      September 30, 1997
                                                         -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    ---------------------   -------------------

     Commission file number                              1-12527
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

Yes   X     No
    -----      -----

          Class                                 Outstanding at November 7, 1997
---------------------------------------         -------------------------------
Common Stock, $0.01 Par Value per Share                     8,277,748

                             BAYCORP HOLDINGS, LTD.


                                      INDEX


PART I - FINANCIAL INFORMATION:

        Item 1 - Financial Statements:

        Consolidated Statements of Income and Loss - Three and Nine
          Months Ended September 30, 1997 and 1996....................... 3

        Consolidated Balance Sheets at September 30, 1997
          and December 31, 1996.......................................... 4-5

        Consolidated Statements of Cash Flows - Nine
          Months Ended September 30, 1997 and 1996....................... 6

        Notes to Financial Statements.................................... 7-12

        Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations: ................ 12-16

PART II - OTHER INFORMATION:

        Item 1 - Legal Proceedings....................................... 16

        Item 6 - Exhibits and Reports on Form 8-K........................ 17

        Signature........................................................ 18

        Exhibit Index.................................................... 19

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                             BAYCORP HOLDINGS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                              Three Months                Nine Months
                                           Ended September 30,        Ended September 30,
                                            1997         1996         1997         1996
                                         ---------    ---------     ---------    ---------

Operating Revenues                       $   8,508    $   8,102     $  20,500    $  22,298

Operating Expenses:
  Production                                 5,290        4,081        14,747       11,524
  Transmission                                 221          172           659          660
  Administrative & General                   2,030        1,864         5,399        5,088
  Depreciation & Amortization                  862          874         2,588        2,622
  Taxes other than Income                    1,065          997         3,354        3,075
                                         ---------    ---------     ---------    ---------
      Total Operating Expenses               9,468        7,988        26,747       22,969
                                         ---------    ---------     ---------    ---------
Operating  Loss                               (960)         114        (6,247)        (671)

Other (Income) Deductions:
  Interest and Dividend Income                (303)        (363)         (941)        (833)
  Decommissioning Cost Accretion               666          565         1,997        1,696
  Decommissioning Trust Fund Income           (116)         (56)         (327)        (218)
  Unit 2 Sales and Other (Income)                0       (7,051)            3       (7,048)
                                         ---------    ---------     ---------    ---------
      Total Other Deductions                   247       (6,905)          732       (6,403)
                                         ---------    ---------     ---------    ---------
Income (Loss) Before Income Taxes           (1,207)       7,019        (6,979)       5,732

Income Taxes                                     0            0             0            0
                                         ---------    ---------     ---------    ---------

Net Income (Loss)                        $  (1,207)   $   7,019     $  (6,979)   $   5,732
                                         =========    =========     =========    =========

Weighted Average Number of
  Shares Outstanding                     8,277,748    7,965,146     8,297,571    7,987,971
Earnings (Loss) Per Share                $   (0.15)   $    0.88     $   (0.84)   $    0.72


(The accompanying notes are an integral part of these consolidated statements)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                         September 30,    December 31,
                                              1997            1996
                                         -------------    -----------
ASSETS:
Current Assets:
  Cash & Cash equivalents                  $  3,752        $ 16,412
  Short-term Investments, at market          17,163          12,363
  Accounts Receivable                         2,476           2,927
  Materials & Supplies, net                   4,200           4,121
  Prepayments & Other Assets                  3,454             434
                                           --------        --------
      Total Current Assets                   31,045          36,257
                                           --------        --------

Property, Plant, & Equipment:
  Utility Plant                             108,676         106,656
  Less: Accumulated Depreciation             (9,341)         (7,152)
                                           --------        --------
  Net Utility Plant                          99,335          99,504

  Nuclear Fuel                               14,900          20,091
  Less: Accumulated Amortization             (6,295)         (9,692)
                                           --------        --------
  Net Nuclear Fuel                            8,605          10,399

      Net Property, Plant & Equipment       107,940         109,903

Other Assets:
  Decommissioning Trust Fund                  7,463           6,234
  Deferred Debits & Other                        42              24
                                           --------        --------
      Total Other Assets                      7,505           6,258
                                           --------        --------

TOTAL ASSETS                               $146,490        $152,418
                                           ========        ========

(The accompanying notes are an integral part of these consolidated statements)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        September 30,    December 31,
                                                            1997            1996
                                                        -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                   $    120        $    129
  Taxes Accrued                                              3,633           1,504
  Miscellaneous Current Liabilities                          1,037           4,072
                                                          --------        --------
          Total Current Liabilities                          4,790           5,705

Operating Reserves:
  Decommissioning Liability                                 55,187          53,215
  Miscellaneous Other                                          621             621
                                                          --------        --------
          Total Operating Reserves                          55,808          53,836

Other Liabilities & Deferred Credits                         3,580           3,252


Commitments & Contingencies                                      0               0


Stockholders' Equity:
  Common stock, $.01 par value,
  Authorized - 20,000,000 shares, Issued - 8,417,748            84              84
   Less: Treasury Stock - 140,000 and 78,045 shares,
    respectively, at cost                                   (1,133)           (633)
   Additional paid-in capital                               92,100          92,100
   Holding Gain (Loss) on Investments                           18            (149)
   Accumulated Deficit                                      (8,757)         (1,777)
                                                          --------        --------
          Total Stockholders' Equity                        82,312          89,625
                                                          --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $146,490        $152,418
                                                          ========        ========

(The accompanying notes are an integral part of these consolidated statements)

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                         Nine Months       Nine Months
                                                            Ended             Ended
                                                     September 30, 1997  September 30, 1996
                                                     ------------------  ------------------
Net cash flow from operating activities:
  Net Income (Loss)                                       $ (6,979)          $ 5,732
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation                                             2,588             2,619
    Amortization of nuclear fuel                             3,083             3,022
    Decommissioning trust accretion                          1,997             1,696
    Decommissioning trust interest                            (327)             (247)
    Gain on Transfer of Assets                                   0            (7,050)
    (Increase) decrease in accounts receivable                 452            (1,158)
    Increase in materials & supplies                          (215)              (54)
    Increase in prepaids and other assets                   (3,038)           (1,208)
    Decrease in accounts payable                                (9)             (103)
    Increase (decrease) in taxes accrued                     2,129              (833)
    Other                                                   (2,708)              857
                                                          --------           -------
Net cash (used in) provided by operating activities         (3,027)            3,273
                                                          --------           -------

Net cash flows used in investing activities:
  Utlility plant additions                                  (2,191)             (730)
  Nuclear fuel additions                                    (1,289)           (1,280)
  Payments to decommissioning fund                            (829)             (723)
  Proceeds from Sale of Fixed Assets                             0             7,050
  Holding Gain (Loss)                                          (11)                0
  Short term investments, net                               (4,813)           (6,145)
                                                          --------           -------
Net cash used in investing activities                       (9,133)           (1,828)
                                                          --------           -------

Net cash provided by (used in) financing activities:
  Warrants Exercise                                              0             4,074
  Reaquired Capital Stock                                     (500)             (335)
                                                          --------           -------
Net cash provided by (used in) financing activities           (500)            3,739
                                                          --------           -------

Net increase (decrease) in cash and cash equivalents       (12,660)            5,184
Cash and cash equivalents, beginning of period              16,412             8,874
                                                          --------           -------
Cash and cash equivalents, end of period                  $  3,752           $14,058
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

DECOMMISSIONING LIABILITY

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the fair value of the Seabrook plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $451 million in 1997 dollars and $2.3 billion in future year dollars in years in which decommissioning will occur, assuming a 36-year life for the facility and a future escalation rate of 5%. During the first quarter of 1996, Great Bay began to accrete its share of the Seabrook Project's Decommissioning Liability. This accretion is a non-cash charge which recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the period through 2026, during which the Seabrook Project is licensed by the NRC to operate. As a result of this accretion and based on the current estimate, Great Bay's share in 1997 dollars is approximately $55.2 million, which has been recorded as a liability on the September 30, 1997 balance sheet.

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

     The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has agreed to review the accounting for nuclear decommissioning costs. In 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." No specific date has been set for the issuance of either a redrafted proposal or a final standard by the FASB. The Company's accounting for decommissioning was based on the FASB's original tentative conclusions. If the current exposure draft is adopted or accounting practices for nuclear power plant decommissioning are changed, the Company's decommissioning liability and annual provision for decommissioning could change relative to amounts reflected in the financial statements. The Company is unable to predict the impact, if any, changes in the current accounting will have on the Company's financial statements.

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

     On July 23, 1997, the NRC issued a one-year exemption to Great Bay from the obligation of Great Bay to comply with the NRC's regulations applicable to an owner of an interest in a nuclear power plant that is not an "electric utility" under the NRC's regulations. The exemption gives Great Bay until the earlier of July 23, 1998 or 90 days following the effective date of any revisions to the NRC's definition of "electric utility" to obtain a surety bond or other allowable decommissioning funding assurance mechanism for Great Bay's decommissioning liability related to its ownership in Seabrook. On September 10, 1997, the NRC published in the Federal Register proposed amendments to its regulations regarding the definition of "electric utility." Under this revised definition, it is unlikely that Great Bay would be considered an "electric utility" under NRC regulations. The proposed rule also suggests that accelerating funding of decommissioning over fewer years may be an acceptable method of funding assurance. The NRC is seeking comments on the proposed rule by November 24, 1997. The Company cannot predict when, or if, the proposed rule might become final or what form it might take. A decision by the NRC to impose a requirement that Great Bay obtain a surety bond or other allowable decommissioning funding mechanism may adversely affect Great Bay's liquidity, possibly materially. Great Bay is investigating acceptable methods of decommissioning funding assurance in an attempt to minimize any adverse affects to the Company's liquidity.

LIQUIDITY AND CAPITAL EXPENDITURES

     BayCorp anticipates that its share of the Seabrook Project's capital expenditures for the 1997 fiscal year will total approximately $4.3 million, primarily for nuclear fuel and various capital projects. This estimated amount is based on the latest projections provided by the Managing Agent of the Seabrook Project.

                             BAYCORP HOLDINGS, LTD.

     A scheduled refueling outage for the Seabrook Project began May 10, 1997 and lasted approximately fifty days. The Seabrook plant resumed operations on June 28, 1997 and reached 100% power on July 3, 1997. An increased scope of work was performed during this refueling following Seabrook's record 463 continuous days on-line. In addition to refueling the reactor, this refueling outage included major plant maintenance.

     During outage periods at the Seabrook Project, BayCorp has no electricity for sale and consequently no revenues. Great Bay accrues for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay continues to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company incurs losses during scheduled outage periods as a result of the combination of the lack of revenue, the recognition of normal recurring operation and maintenance costs, and the continuing depreciation of the Seabrook plant. The impact of refueling and other outages on the Company's results of operations and financial position is materially adverse. The Seabrook Project's 1997 refueling outage cost approximately $35 million. Great Bay's share of these outage related expenses was approximately $4.3 million.

     For each of the tax years 1994, 1995 and 1996, Great Bay filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid its 1994, 1995 and the first half of its 1996 property taxes billed by the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns") and withheld payment of the second half of its 1996 property taxes based on the Company's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. Great Bay also withheld the first half of its 1997 property taxes to the Towns. Under New Hampshire law, Great Bay is required to pay an interest penalty computed at an annual rate of 18% (or 12% for periods until a Town placed a lien on the Seabrook Project) on all unpaid taxes if it is unsuccessful in its tax abatement proceedings against the Towns. The full amount of property taxes was accrued and reflected by Great Bay in its 1997 and 1996 income statements. As a result of Great Bay's withholding of its property tax payment for the second half of 1996, two of the three Towns exercised their right to place a lien on the Seabrook Project. The Town of Seabrook placed a lien on the Seabrook Project on April 18, 1997 and the Town of Hampton Falls placed a lien on the Seabrook Project on April 21, 1997. Under New Hampshire law, Seabrook and Hampton Falls could not take any action pursuant to their liens until two years after the execution of the liens.

     On October 8, 1997 and October 9, 1997, as a result of the decision in the arbitration proceeding among Great Bay and certain of the other Joint Owners, as discussed in more detail in PART II, ITEM 1 LEGAL PROCEEDINGS, Great Bay paid under protest $3,168,903 in property taxes and accrued interest to the Towns. The Towns have advised the Company that they are removing the tax liens placed on the Seabrook Project.

     Proposed NRC regulations and a review of Great Bay's status as an "electric utility" by the NRC are currently in process and may adversely effect BayCorp's and Great Bay's liquidity, possibly materially. See DECOMMISSIONING LIABILITY.

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

     On October 9, 1997, the Board of Directors of BayCorp adopted a resolution authorizing BayCorp to repurchase up to an aggregate of 100,000 shares of BayCorp common stock on the open market or in negotiated transactions. Separately, BayCorp completed a repurchase of 140,000 shares in June 1997 at a total cost of $1,133,223, or an average price of approximately $8.09 per share. BayCorp has approximately 8.3 million shares of common stock outstanding. The shareholder groups controlled by Omega Advisors, Inc. and Elliot Associates, L.P., the owners of approximately 57% of the Company's shares outstanding in aggregate, have advised the Company that they do not intend to sell shares in the open market or in negotiated transactions which would be subject to repurchase by the Company under this repurchase program.

     The Company has never declared or paid cash dividends on its common stock and currently does not anticipate paying a dividend in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     A scheduled refueling outage for the Seabrook Project began on May 10, 1997 and lasted approximately fifty days. The Seabrook plant resumed operations on June 28, 1997 and reached 100% power on July 3, 1997. In addition to refueling the reactor, this refueling outage included major plant maintenance. For the nine months ended September 30, 1997, the Company has reported a loss of approximately $6,979,000 due to decreased revenues and higher than budgeted outage costs resulting from the 1997 refueling outage coupled with continuing operating and maintenance expenses and depreciation, as discussed above. See "Liquidity and Capital Expenditures."

                             BAYCORP HOLDINGS, LTD.



RESULTS OF OPERATIONS: THIRD QUARTER OF FISCAL 1997 COMPARED TO THE THIRD QUARTER OF FISCAL 1996

Operating Revenues

     Operating Revenues increased by approximately $406,000, or 5%, to $8,508,000 in the third quarter of 1997 as compared to $8,102,000 in the third quarter of 1996. This increase in revenues was primarily due to higher average sales prices in the third quarter of 1997 as compared to the third quarter of 1996. Higher average sales prices were primarily due to increases in the spot market price of electricity in New England. During the third quarter of 1997 the average sales price per kilowatt hours ("kWhs") (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 6.9% to 2.78 cents per kWh as compared with 2.60 cents per kWh in the third quarter of 1996. For the third quarter of 1997, the capacity factor at the Seabrook plant was 98.5% versus a capacity factor of 100% for the third quarter of 1996. The capacity factor for the third quarter of 1997 was affected by the 1997 refueling outage, with the plant resuming operation on June 28, 1997 and reaching 100% power on July 3, 1997. There was no scheduled refueling outage during 1996. Sales of electricity decreased by approximately 1.9% to 305,447,700 kWh in the third quarter of 1997 as compared to 311,424,130 kWhs in the third quarter of 1996.

     BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) increased 21.1% to 3.10 cents per kWh in the third quarter of 1997 as compared to 2.56 cents per kWh in the third quarter of 1996. This increase was the result of the scheduled refueling outage and its associated costs that were incurred in the third quarter of 1997 and the lower capacity factor at the Seabrook Project during the third quarter of 1997 as compared to the third quarter of 1996. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

     Production and Transmission expenses for the third quarter of 1997 increased approximately $1,258,000, or 29.6%, as compared to the third quarter of 1996. This increase was primarily the result of actual outage related costs incurred in the third quarter of 1997. There was no scheduled refueling outage during 1996.

     During the third quarter of 1997, there was an overall increase of approximately $222,000, or 5.9%, in depreciation and amortization, taxes, and administrative and general expenses, from $3,735,000 in the third quarter of 1996 to $3,957,000 in the third quarter of 1997. This increase was primarily attributable to an increase in general and administrative expenses due to the refueling outage.

Other (Income) Deductions

     Decommissioning Cost Accretion increased $100,500, to $665,700 during the third quarter of 1997 as compared to $565,200 during the third quarter of 1996. This increase is primarily due to the revised decommissioning funding schedule for the Seabrook Project approved by the New Hampshire Nuclear Decommissioning Financing Committee on October 30, 1996. The new study increased the present value of total decommissioning costs as of January 1, 1997 and increased the cost escalation rate from 4.25% to 5%. This accretion is a non-cash charge and recognizes Great Bay's liability related to

                             BAYCORP HOLDINGS, LTD.

the closure and decommissioning of its nuclear plant in current year dollars over the over the period during which the Seabrook Project is licensed by the NRC to operate.

     During the third quarter of 1996, the Company reported $7,051,000 in miscellaneous other income as compared to no miscellaneous other income reported for the third quarter of 1997. Other income in 1996 was primarily due to the receipt by the Company of $7,036,792 from the proceeds of the sale by the joint owners of the Seabrook Project of four unused steam generators from Seabrook Unit 2.

Net Loss

     As a result of the above factors, during the third quarter ended September 30, 1997, the Company recorded a net loss of $1,207,000, or approximately $.15 per share, as compared to net income of $7,019,000, or approximately $.88 per share, during the third quarter ended September 30, 1996.

RESULTS OF OPERATIONS: FIRST NINE MONTHS OF FISCAL 1997 COMPARED TO THE FIRST NINE MONTHS OF FISCAL 1996

Operating Revenues

     Operating Revenues decreased by approximately $1,798,000, or 8.1%, to $20,500,000 for the nine month period ending September 30, 1997 as compared with $22,298,000 for the nine month period ended September 30, 1996. This decrease in revenues was primarily due to the 1997 refueling outage. The refueling outage lasted from May 10, 1997 though June 28, 1997, with the plant returning to full power on July 3, 1997. Refueling outages take place approximately every eighteen to twenty months. There was no scheduled refueling outage during the comparable period in 1996. During outage periods at the Seabrook plant, the Company has no electricity for sale and consequently no revenues. For the first nine months of 1997, the capacity factor at the Seabrook plant was 80.7% as compared to 95.6% for the first nine months of 1996.

     Sales of electricity decreased by approximately 16% to 742,633,200 kWhs during the first nine months of 1997 as compared to 883,652,600 kWhs during the first nine months of 1996. During the first nine months of 1997 the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 9.5% to 2.76 cents per kWh as compared with 2.52 cents per kWh during the first nine months of 1996. Higher average sales prices were primarily due to increases in the spot market price of electricity in New England. BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) increased 38.5% to 3.60 cents per kWh during the first nine months of 1997 as compared to 2.60 cents per kWh during the first nine months of 1996. This increase was the result of the 1997 scheduled refueling outage and its associated costs and the resultant lower capacity factor at the Seabrook Project during the first nine months of 1997 as compared to the first nine months of 1996. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

                             BAYCORP HOLDINGS, LTD.



Expenses

     Production and Transmission expenses for the first nine months of 1997 increased approximately $3,222,000, or 26.4%, as compared to the first nine months of 1996. This increase was primarily the result of an increase in the actual outage related costs reported for the first nine months of 1997 as compared to the budgeted costs for this outage which were accrued for during the first nine months of 1996. The increase in outage related expenses was due to the increased scope of work performed during the 1997 scheduled refueling outage.

During the first nine months of 1997, there was an overall increase of approximately $556,000, or 5.2%, in depreciation and amortization, administrative and general expenses and taxes other than income from $10,785,000 during the first nine months of 1996 to $11,341,000 during the first nine months of 1997.

Other (Income) Deductions

     Decommissioning Cost Accretion increased $301,000, to $1,997,000 during the first nine months of 1997 as compared to $1,696,000 during the first nine months of 1996. This increase is primarily due to the revised decommissioning funding schedule for the Seabrook Project approved by the New Hampshire Nuclear Decommissioning Financing Committee on October 30, 1996. The new study increased the present value of total decommissioning costs as of January 1, 1997 and increased the cost escalation rate from 4.25% to 5%. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the period during which the Seabrook Project is licensed by the NRC to operate.

     Interest (Income) Expense and Decommissioning Trust Fund Income increased 20.6%, or $217,000, during the first nine months of 1997 as compared to the first nine months of 1996. This increase in interest income primarily reflects the Company's higher average cash and investment balances during the first nine months of 1997 as compared to the first nine months of 1996. During the first nine months of 1996, the Company reported $7,048,000 in miscellaneous other income as compared to $3,000 in miscellaneous other expense reported for the first nine months of 1997. Other Income in 1996 was primarily due to the receipt by the Company in the third quarter of 1996 of $7,036,792 from the proceeds of the sale by the joint owners of the Seabrook Project of four unused steam generators from Seabrook Unit 2.

Net Loss

     As a result of the above factors, during the nine months ended September 30, 1997, the Company recorded a net loss of $6,979,000, or approximately $.84 per share, as compared to net income of $5,732,000, or approximately $.72 per share, during the nine months ended September 30, 1996.

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

                             BAYCORP HOLDINGS, LTD.

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

Liquidity

     BayCorp's cash and short-term investments decreased approximately $7,860,000 during the first nine months of 1997. Principal factors affecting liquidity during the first nine months ended September 30, 1997 included the operating loss of $6,979,000 discussed above and cash expenditures of approximately $2,191,000 for capital plant additions, $1,289,000 for nuclear fuel purchases and $829,000 for decommissioning trust fund payments. An increase in prepaids and other assets of approximately $3,038,000 and a decrease in other working capital items of $2,708,000 primarily reflect payments to the Seabrook Project. These payments were for nuclear fuel of $4,600,000 and for 1996 accruals for Seabrook personnel employee benefits of approximately $680,000. The Company's liquidity was also impacted by BayCorp's prepayment in 1997 of a three year Directors and Officers liability insurance policy and the purchase of 61,955 shares of BayCorp common stock for $500,400. Offsetting these cash charges were non-cash charges to income which included $2,588,000 for depreciation, $3,083,000 for nuclear fuel amortization and decommissioning trust fund accretion of $1,997,000, an increase in Taxes Accrued of $2,129,000 and a decrease in accounts receivable of $452,000.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For each of the tax years 1994, 1995 and 1996, Great Bay has filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. Great Bay paid its 1994, 1995 and half of the 1996 property taxes billed by the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns") and withheld payment of the second half of its 1996 property taxes to the Towns, based on Great Bay's position that the portion of 1996 property taxes paid to the Towns exceeds the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. Great Bay also withheld the first half of its 1997 property taxes to the Towns. Under New Hampshire law, Great Bay is required to pay an interest penalty computed at an annual rate of 18% (or 12% for periods until a Town placed a lien on the Seabrook Project) on all unpaid taxes if it is

                             BAYCORP HOLDINGS, LTD.

unsuccessful in its tax abatement proceedings against the Towns. The full amount of property taxes has been accrued and reflected by Great Bay on its 1997 and 1996 income statements. As a result of Great Bay's withholding of its property tax payment for the second half of 1996, two of the three Towns exercised their right to place a lien on the Seabrook Project. The Town of Seabrook placed a lien on the Seabrook Project on April 18, 1997 and the Town of Hampton Falls placed a lien on the Seabrook Project on April 21, 1997. Under New Hampshire law, Seabrook and Hampton Falls cannot take any action pursuant to their liens until two years after the execution of the liens.

     In December 1996, eight of the Joint Owners of the Seabrook Project (the "Demanding Joint Owners") served a demand on Great Bay for arbitration of a dispute between Great Bay and the Demanding Joint Owners concerning the allocation among the joint owners of real property taxes assessed by the Towns against the Seabrook Project. Great Bay claimed that the Joint Owners Agreement does not provide for allocation of real estate tax liabilities in proportion to each joint owner's ownership interest in the Seabrook Project. The Demanding Joint Owners claimed that real estate taxes should be allocated in accordance with ownership shares.

     In September 1997, the arbitrator issued a decision requiring Great Bay to pay its share of all property taxes assessed upon the Seabrook Project in a single tax bill in accordance with Great Bay's percentage ownership in the Seabrook Project. Accordingly, on October 8, 1997 and October 9, 1997, Great Bay paid under protest $3,168,903 in property taxes and accrued interest to the Towns. The Towns have advised the Company that they are removing the tax liens placed on the Seabrook Project.

     The arbitrator's decision does not affect the tax abatement litigation pending against the Towns for tax years 1994 through 1996, nor does it affect Great Bay's ability to assert that it is entitled to a separate tax bill and assessment from the Towns. In addition, on February 28, 1997, North Atlantic Energy Service Company, the current managing agent for the Seabrook Project, filed a tax abatement application on behalf of all the Joint Owners for the 1996 tax year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index

     (b) There were no reports on Form 8-K submitted for the three months ended September 30, 1997.

                             BAYCORP HOLDINGS, LTD.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BAYCORP HOLDINGS, LTD.




November 13, 1997                      By:  /s/ John A. Tillinghast
                                          ---------------------------------
                                                John A. Tillinghast
                                           President, Treasurer and Chief
                                                 Executive Officer
                                            (Principal Accounting Officer)

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

27.1                Financial Data Schedule

99.1 Pages 18-21 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.