Form 10-K
period 1997-12-31
BAYCORP HOLDINGS LTD
filed 1998-03-24
CIK 1012127

                                 [BAYCORP LOGO]

                                                                            1997
                                                                   ANNUAL REPORT

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 9, 1998, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $23,152,610 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of the close of business on March 9, 1998. There were 8,262,748 shares of Common Stock outstanding as of March 9, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                           PART OF FORM 10-K
                          DOCUMENT                                      INTO WHICH INCORPORATED
                          --------                                      -----------------------
Portions of the Registrant's Proxy Statement                            Items 10, 11, 12 & 13
for the 1998 Annual Meeting of Shareholders                             of Part III

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") serves as a holding company for Great Bay Power Corporation ("Great Bay"). Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator ("EWG") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay has no franchise area or captive customers. Great Bay sells its power in the competitive wholesale power markets.

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

     BayCorp was incorporated in Delaware in 1996. Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor Great Bay has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the wholesale short-term market.

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

     Seabrook Unit 1 is a 1,150-MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000-foot-long intake tunnel and returned through a 16,500-foot-long discharge tunnel. The station has a remaining expected service life of 28 years. Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Participants received from the Nuclear Regulatory Commission (the "NRC") a full power operating license which authorizes operation of Seabrook Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. Management believes that Seabrook Unit 1 is in good condition.

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay also owns a 12.1% joint ownership interest in Seabrook Unit 2. Great Bay assigns no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. On July 22, 1996, the Participants completed the sale of four unused steam generators from Seabrook Unit 2. Great Bay received $7,036,792 in cash from the proceeds of this sale on July 19, 1996. Great Bay had previously written off its investment in Unit 2 and recognized a gain from this sale in the third quarter of 1996. There were no material sales of Unit 2 assets in 1997.

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

JOINT OWNERSHIP OF SEABROOK

     Great Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project, other than taxes, are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay's joint ownership interest of 12.1% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

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

     The failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay may have a material effect on Great Bay by requiring Great Bay to pay a greater proportion of the Seabrook Unit 1 and Seabrook Unit 2 expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay have not made their full respective payments. At the current time, the electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. If a Participant other than Great Bay filed for bankruptcy, and that Participant was unable to pay its share of Seabrook Project expenses, Great Bay might be required to pay a greater portion of Seabrook Project expenses. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     On February 28, 1997, the New Hampshire Public Utilities Commission ("NHPUC") issued an order requiring stranded cost recovery to be based on the average market price of electricity in New England, rather than cost-based rate making methods that are more favorable to certain Participants. On March 10, 1997, one of the Participants, Northeast Utilities (along with three of its subsidiaries), received a temporary restraining order from the U.S. District Court for the District of Rhode Island. This temporary restraining order stayed the NHPUC's February 28, 1997 order to the extent that the order established a rate methodology that is not designed to recover the cost of providing service and would require Northeast Utilities and certain of its affiliates to write-off any regulatory assets. If this stay or a similar court action does not remain in effect, the NHPUC's methodology could require Northeast Utilities and certain of its affiliates to remove certain regulatory assets from their respective balance sheets. According to Northeast Utilities, the amount of that potential write-off is currently estimated at over $400 million, after taxes.

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed by certain of the Participants on June 29, 1992, is North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of Northeast Utilities. Northeast Utilities, in conjunction with certain of its affiliates, holds the largest joint ownership interest, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by a majority vote of its members, although any action of the Executive Committee may be modified by vote of 51% of the ownership interests. Great Bay does not have a representative on the Executive Committee, but does have a representative on the Audit Committee, Budget Committee and Non-Operating Participants Committee related to the Seabrook Project. John A. Tillinghast, the Company's President and Chief Executive Officer, is currently Chairman of the Non-Operating Participants Committee. Under the JOA, the managing agent of the Seabrook Project may be removed and a new managing agent appointed by a 51% interest of the Participants.

RECENT DEVELOPMENTS

     On January 24, 1997, Great Bay completed the formation of a holding company structure for Great Bay. As a result of the restructuring, Great Bay became a wholly-owned subsidiary of BayCorp. Shareholders of Great Bay received one share of BayCorp common stock for each share of Great Bay common stock that they owned. In connection with the restructuring, Great Bay common stock ceased to be quoted on the Nasdaq National Market and the new BayCorp common stock was listed for trading on the American Stock Exchange under the symbol "MWH" on January 28, 1997.

     On January 27, 1997, the NRC issued to Great Bay a temporary exemption from the obligation of Great Bay to comply with the NRC's regulations applicable to a non "electric utility" owner of an interest in a nuclear power plant. The NRC staff stated in the exemption that it believed that Great Bay does not currently satisfy the NRC definition of "electric utility." If Great Bay is an "electric utility," then Great Bay may satisfy the NRC decommissioning requirements through its monthly payments into a decommissioning trust fund. See
"-- Decommissioning." If Great Bay is not an "electric utility," the NRC could require that Great Bay provide a surety bond or other allowable funding assurance mechanism.

     The temporary exemption granted Great Bay six months to establish itself as an "electric utility" or obtain a surety bond or other allowable decommissioning funding mechanism. In February 1997, Great Bay requested that the NRC reconsider the staff's finding that Great Bay does not meet the NRC definition of "electric utility." Great Bay also requested that the NRC consider granting an extension to the temporary exemption as an alternative to making a final determination at that time as to whether Great Bay is an "electric utility" under the NRC definition.

     On July 23, 1997, the NRC staff reaffirmed its finding that Great Bay is not an "electric utility" and issued a one-year exemption to Great Bay from the obligation of Great Bay to comply with the NRC's regulations applicable to a non "electric utility" owner of an interest in a nuclear power plant. The exemption gives Great Bay until the earlier of July 23, 1998 or 90 days following the effective date of any revisions to the NRC's regulations regarding the NRC's definition of "electric utility" to obtain a surety bond or other allowable decommissioning funding assurance mechanism for Great Bay's decommissioning liability related to its ownership in Seabrook.

     On September 10, 1997, the NRC issued a proposed rule that would amend the definition of "electric utility." The Company believes that Great Bay would not be an "electric utility" under the proposed new definition. The NRC requested and received comments in November 1997 on the proposed rule, but has not issued a final rule or amendments to the proposed rule. The Company cannot predict when or if a revision to the NRC's definition of "electric utility" will become effective or what form it could take.

     On January 23, 1998, Great Bay filed with the NRC a six-month status report on Great Bay's efforts to obtain a surety bond or other allowable decommissioning funding assurance mechanism. After an exhaustive survey of the insurance market, Great Bay notified the NRC that no such surety or insurance product is currently available on financially reasonable terms.

     On January 30, 1998, Great Bay filed a petition with the NRC seeking a determination by the NRC that acceleration of decommissioning trust fund payments provides reasonable assurance of decommissioning funding under NRC regulations, or, in the alternative, merits the issuance by the NRC of a permanent exemption to Great Bay. In its petition, Great Bay proposes to contribute sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund after 2015, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026.

     The Company cannot predict whether Great Bay's accelerated funding proposal will be acceptable to the NRC or whether the NRC will grant a permanent exemption to Great Bay. Failure to obtain relief may have a material adverse effect on Great Bay's business, financial condition, liquidity or results of operation.

BANKRUPTCY PROCEEDINGS AND REORGANIZATION

     Great Bay filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Hampshire (the "Bankruptcy Court") on February 28, 1991. Great Bay conducted its business as a Debtor in Possession until November 23, 1994, at which time Great Bay's Amended Bankruptcy Plan became effective and Great Bay emerged from Chapter 11. Financing for the Amended Bankruptcy Plan was provided by affiliates of Omega Advisors, Inc. and by Elliot Associates, L.P. (collectively, the "Investors"). At the time Great Bay emerged from Chapter 11, the Investors purchased 4,800,000 shares of Great Bay's Common Stock for $35,000,000.

CURRENT BUSINESS

     BayCorp's principal asset is its 100% equity interest in Great Bay. The business of Great Bay consists of the management of its joint ownership interest in the Seabrook Project and the sale in the wholesale power market of its share of electricity produced by the Seabrook Project. Great Bay does not have operational responsibility for the Seabrook Project. To date, Great Bay has entered into one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. See "-- Purchased Power Agreements." Great Bay's business strategy is to seek purchasers, either in the short-term market or pursuant to medium or long-term contracts, for its share of the Seabrook Project electricity output at prices in excess of the prices currently available in the short-term market because sales at current short-term prices result in revenues that are less than Great Bay's cash requirements for operations, maintenance and capital expenditures.

     As a result of Great Bay's reorganization into a holding company structure on January 24, 1997, BayCorp may engage in business activities, either directly or through subsidiaries other than Great Bay, that Great Bay would be prohibited from pursuing due to its status as an EWG under PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

MARKETING

     Great Bay and PECO Energy Company ("PECO") entered into a Services Agreement as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as Great Bay's exclusive agent to market and sell Great Bay's uncommitted portion of electricity generated by the Seabrook Project. Proceeds from the sale of Great Bay's electricity together with reservation fees payable by PECO to

Great Bay were shared between Great Bay and PECO in accordance with formulas set forth in the PECO Services Agreement. In addition, PECO committed, under certain circumstances, to provide back-up power during periods in which power was partially or totally unavailable from the Seabrook Project. The PECO Services Agreement became effective on December 31, 1995 and had initially provided for a term of two years.

     At the time that Great Bay entered into the PECO Services Agreement, Great Bay entered into a Warrant Purchase Agreement (the "PECO Warrant Purchase Agreement") pursuant to which, on February 15, 1996, PECO purchased a warrant from Great Bay for $1,000,000. This warrant entitled PECO to purchase 4.99% of the total shares outstanding, at that time, of the Company's Common Stock for approximately $4.1 million.

     On September 30, 1996, PECO exercised its warrant and purchased 417,800 shares, or 4.99% at that time, of Great Bay's Common Stock at a price of $9.75 per share. As a result of the exercise of the warrant by PECO, the PECO Services Agreement was automatically extended through December 31, 1998. In addition, the parties agreed to extend the PECO Services Agreement for an additional year through December 31, 1999. Under the terms of the warrant, the $1,000,000 received for the purchase of the warrant was credited towards the purchase price for the newly issued shares. Thus, Great Bay received an additional $3.1 million as a result of PECO's exercise of the warrant.

     On February 12, 1998, Great Bay sent a letter to PECO informing PECO that Great Bay had terminated PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. On March 10, 1998, PECO filed a motion seeking to prevent Great Bay from terminating the PECO Services Agreement. At that time, PECO also filed counterclaims seeking damages for alleged breach of contract and alleged loss of good will and harm to PECO's reputation. See "Legal Proceedings."

     As of March 1, 1998, Great Bay assumed all marketing responsibilities from PECO. Great Bay expects there will be no interruption in its ability to market its power in the New England region.

     Great Bay currently sells most of its power to utility companies located in the Northeast United States in the short-term wholesale power market. Great Bay is currently not dependent on any single customer because many utilities and marketers are willing to buy Great Bay's share of electricity from the Seabrook Project at substantially the same price. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. Sales of power to UNITIL Power Corporation ("UNITIL Power"), Northeast Utilities and Connecticut Municipal Electric Energy Corp. each accounted for more than 10% of Great Bay's revenues during 1997. See "Power Purchase Agreements."

PURCHASED POWER AGREEMENTS

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power that provides for Great Bay to sell to UNITIL Power approximately 10 MW of power. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is
5.18 cents per kilowatt-hour ("kWh"). In May 1998 and annually thereafter, the price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL Power has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL Power in the early years of the UNITIL Purchased Power Agreement is quantified in a "Balance Account" which increases annually to $4.1 million in July 1998, then decreases annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL Power.

     To secure the obligations of Great Bay under the UNITIL Purchased Power Agreement, including the obligation to repay UNITIL Power the amount in the Balance Account, the UNITIL Purchased Power Agreement grants UNITIL Power a mortgage on Great Bay's interest in the Seabrook Project. This mortgage may be subordinated to first mortgage financing of up to a maximum amount of $80,000,000. The UNITIL Purchased Power Agreement further provides that UNITIL Power's mortgage will rank pari passu with other mortgages that may hereafter be granted by Great Bay to other purchasers of power from Great Bay to secure similar obligations, provided that (i) the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest may not exceed $80,000,000, and (ii) the combined total of all second mortgages on the Seabrook Interest may not exceed the sum of (a) $80,000,000 less the total amount of Great Bay's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

     Great Bay is also party to a Purchased Power Agreement, dated November 9, 1995 (the "Bangor Purchased Power Agreement"), with Bangor Hydro-Electric Company ("Bangor Hydro") pursuant to which Bangor Hydro agreed to purchase from Great Bay, subject to increase or reduction under certain circumstances, 10 MW of electricity during the months of January through March 1996 and for the months of November 1996 through March 1997 and November 1997 through March 1998. Pursuant to the Bangor Purchased Power Agreement, Great Bay also granted to Bangor Hydro an extension option to purchase from Great Bay, under certain circumstances, up to 10 MW of electricity for the months of November 1998 through March 1999 and November 1999 through March 2000. This option must be exercised by October 22, 1998.

     During the year ended December 31, 1997, sales by Great Bay to Northeast Utilities, UNITIL Power and Connecticut Municipal Electric Energy Corp. accounted for 50%, 13% and 11%, respectively, of total operating revenues. See
Note 1J of Notes to the Financial Statements.

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

NEPOOL

     Great Bay is a party to the New England Power Pool ("NEPOOL") Agreement (the "NEPOOL Agreement") and is a member of NEPOOL. NEPOOL is open to all investor-owned, municipal and cooperative electric utilities in New England that are connected to the New England power grid. Effective November 13, 1995, the NEPOOL Agreement was amended to permit broader membership and participation in NEPOOL by power marketers and other non-utilities that transact business in the bulk power market in New England. The NEPOOL Agreement provides for coordinated planning of future facilities as well as the operation of nearly all of existing generating capacity in New England and of related transmission facilities as if they were one system. The NEPOOL Agreement imposes on its participants obligations concerning generating capacity reserves and the right to use major transmission lines. On occasions when one or more transmission lines are out of service, the quantity of power being produced by then operating generation plants may exceed the quantity of power that can be carried safely by the transmission system. In such instances, one or more generation plants may be taken off-line by NEPOOL. To date, the Seabrook Project has not been taken off-line in these instances. Great Bay believes that it is unlikely that the Seabrook Project would be taken off-line in such instances because NEPOOL prefers to take off-line non-nuclear plants, which are less complex and less difficult to schedule than nuclear units.

     The NEPOOL Agreement also provides for central dispatch of the generating capacity of NEPOOL members with the objective of achieving economical use of the region's facilities. Pursuant to the NEPOOL Agreement, interchange sales (purchases from or sales to the pool by a NEPOOL member) are made at prices approximately equal to the fuel cost for generation without contribution to the support of fixed charges, if NEPOOL has the right to schedule delivery of the power. On rare occasions, unscheduled power is delivered, or "dumped", to the pool, for which no payment is made by NEPOOL. Great Bay does not expect to "dump" power to NEPOOL. NEPOOL members also jointly schedule generation plant maintenance to avoid capacity shortages in the NEPOOL area. The number of generation plants undergoing maintenance at any time affects the cost of replacement power in the market. Thus, Great Bay's operating revenues and costs are affected to some extent by the operations of other members.

     On December 31, 1996, NEPOOL filed a restructuring plan with the Federal Energy Regulatory Commission ("FERC"), including amendments to the NEPOOL Agreement and an open access transmission tariff. The filing was intended not only to comply with the FERC's open access for tight pools as set forth in FERC Order No. 888, but also to (1) transfer the region's transmission grid and generation operation to an independent system operator, (2) provide for a competitive generation market through a combination of bilateral trading and the formation of a regional power exchange and (3) qualify NEPOOL as a regional transmission group. These changes are being implemented in stages that began in mid-1997.

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

     The NHPUC and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay sells electricity are considering or have implemented initiatives relating to the deregulation of the electric utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, NEPOOL is restructuring to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. NEPOOL's restructuring is designed to function efficiently in a changing electric power industry and to permit regional transmission at rates that do not vary with distance. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay believes it is a low-cost producer of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on Great Bay.

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

     Great Bay also independently purchases business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from September 15, 1997 until September 15, 1998 and provides for the payment of a fixed weekly loss amount of $520,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay is $70.3 million. Under the terms of the policy, Great Bay is subject to a potential retrospective premium adjustment of up to approximately $640,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

NUCLEAR FUEL

     The Seabrook Project's joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project's existing contractual arrangements, Great Bay believes that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2000. The Seabrook plant management has scheduled the next refueling outage for March 1999. Uranium concentrate and conversion, enrichment and fabrication services currently are available form a variety of sources. The cost of such concentrate and such services varies based upon market forces.

NUCLEAR WASTE DISPOSAL

     Costs associated with nuclear plant operations include amounts for disposal of nuclear wastes, including spent fuel, as well as for the ultimate decommissioning of the plants. Under the Nuclear Waste Policy Act of 1982 (the "NWPA"), the United States Department of Energy (the "DOE") is required (subject to various contingencies) to design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such waste and fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in January 1998.

     The owners of the Seabrook Project, through its managing agent NAESCO, have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. In return for payment of the prescribed fees, the federal government was required to take title to and dispose of the Seabrook Project's high level wastes and spent nuclear fuel beginning no later than January 1998. However, the DOE has announced that its first high level waste repository will not be in operation earlier than 2010, notwithstanding the DOE's statutory and contractual responsibility to begin disposal of high-level radioactive waste and spent fuel, beginning not later than January 31, 1998.

     On November 14, 1997 the U.S. District Court of Appeals ruled that the Department of Energy has an obligation to begin disposing of spent nuclear fuel from power plants by January 31, 1998. Since the DOE was unable to dispose of spent fuel by the due date set by Congress in the NWPA, the DOE breached its obligations as of that date. The DOE filed a Petition for Reconsideration of the Appeals Court ruling and indicated costs for relief or damages would come from a nuclear waste fund supported by owners of nuclear plants. These owners, including Great Bay, oppose the DOE's position with respect to using funds provided by nuclear owners to cover damages arising from the DOE's breach of its obligations.

     Until the federal government begins receiving nuclear waste materials in accordance with the NWPA, operating nuclear generating units such as the Seabrook Project will need to retain high level wastes and spent fuel on-site or make other provisions for their storage. The Seabrook Project increased its on-site storage capacity for Low Level Waste ("LLW") in 1996 and such capacity is expected to be sufficient to meet the Project's storage requirements through 2006. In addition, the Managing Agent of the Seabrook Project has advised Great Bay that the Seabrook Project has adequate on-site storage capacity for high-level wastes until approximately 2010.

     Disposal costs for LLWs that result from normal operation of nuclear generating units have increased significantly in recent years and may continue to rise. Cost increases are a function of increased packaging and transportation costs and higher fees and surcharges charged by the disposal facilities. Pursuant to the Low-Level Radioactive Waste Policy Act of 1980, each state is responsible for providing disposal facilities for LLW generated within the state and was authorized to join with other states into regional compacts to jointly fulfill their responsibilities. However, pursuant to the Low-Level Radioactive Waste Policy Amendments Act of 1985, each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) is allowed to impose volume limits and a surcharge on shipments of LLW from states that are not members of the compact in the region in which the facility is located. On June 19, 1992, the United States Supreme Court issued a decision upholding certain parts of the Low-Level Radioactive Waste Policy Amendments Act of 1985, but invalidating a key provision of that law requiring each state to take title to LLW generated within that state if the state fails to meet federally mandated deadlines for siting LLW disposal facilities. The decision has resulted in uncertainty about states' continuing roles in siting LLW disposal facilities and may result in increased LLW disposal costs and the need for longer interim LLW storage before a permanent solution is developed.

     In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. Additionally, the Barnwell, South Carolina disposal facility was reopened in July 1995 to all states except North Carolina as a result of legislation passed by the South Carolina legislature. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by the Utah facility is currently stored on-site at the Seabrook facility.

DECOMMISSIONING

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Any changes in NRC requirements or technology can increase estimated decommissioning costs.

     Great Bay is responsible for its pro rata share of the decommissioning and cancellation costs for Seabrook. Great Bay pays its share of decommissioning costs on a monthly basis. The decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule. The review of the current estimate and funding schedule by the NDFC is scheduled to commence in April 1998. Although the owners of the Seabrook Project, including Great Bay, are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay, would remain liable for the excess. Great Bay may be required to change the mechanism by which it funds its share of the Seabrook Project decommissioning costs due to the recent NRC review of Great Bay's status as an electric utility (see "-- Recent Developments"). Based on the currently approved funding schedule, Great Bay's decommissioning payments will be approximately $1.2 million in 1998 and escalate at 4% per year each year thereafter through 2026.

     The current estimated cost to decommission the Seabrook Project, based on a study performed in 1996 for the lead owner of the Seabrook Project, is approximately $473 million in 1997 dollars and $2.2 billion in 2026 dollars, assuming a remaining 28 year life for the facility and a future cost escalation rate of 5.0%. Based on this estimate, the present value of Great Bay's share of this liability as of December 31, 1997 was approximately $55.9 million.

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

     The EPA issued a National Pollutant Discharge Elimination System ("NPDES") permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. Seabrook Station's current five-year NPDES permit expires October 30, 1998. The Seabrook Project has assembled a multi-disciplined project team led by an Environmental Compliance Supervisor to develop the renewal application, which must be filed by April 30, 1998.

     On August 31, 1994, the New Hampshire Department of Environmental Services issued to NAESCO permits to operate two auxiliary boilers and two emergency diesel generators in accordance with New Hampshire Revised Statutes Annotated Chapter 125-C. These permits, which were effective until August 31, 1997, prescribe limits for the emission of air pollutants into the ambient air as well as record keeping and other reporting criteria. NAESCO filed an application on July 16, 1996 for permits under Title V of the Clean Air Act. Upon the expiration of the State of New Hampshire permits, the conditions authorized by those permits remain in effect until the Title V permits are granted. NAESCO can not estimate when the Title V permits will be granted. Because the liabilities of the Participants under the JOA are several and not joint, in the event that NAESCO violates the emissions limits contained in its permits, if at all, Great Bay is liable for its pro rata share of any costs and liabilities assessed for the emissions violations.

     In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the United States Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standard has been stayed as applied to nuclear generating units. Environmental regulation of the Seabrook Project may result in material increases in capital and operating costs, delays or cancellation of construction of planned improvements, or modification or termination of operation of existing facilities. Management believes that Great Bay is in compliance in all material respects with applicable EPA, NRC and other regulations relating to pollution caused by nuclear generating facilities.

ENERGY POLICY ACT

     The Energy Policy Act of 1992 addresses many aspects of national energy policy and includes important changes for electric utilities and registered holding companies. For example, the Energy Policy Act grants FERC new authority to mandate transmission access for QFs, EWGs and traditional utilities. It is not possible to predict the impact which the Energy Policy Act and the rules and regulations that will be promulgated by various regulatory agencies pursuant to the Energy Policy Act will have on the Company. It is also not possible to predict the timing or content of future energy policy legislation and the significance of such legislation to the Company. Various issues not addressed by the Energy Policy Act, including regional planning and transmission arrangements, could be addressed in future legislation.

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

ITEM 2.  PROPERTIES.

     BayCorp's principal asset is its equity interest in Great Bay. In turn, Great Bay's principal asset is its 12.1% joint ownership interest in the Seabrook Project. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser coiling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. See "Business -- The Seabrook Project."

ITEM 3.  LEGAL PROCEEDINGS.

     For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. Great Bay paid the 1994, 1995 and half of the 1996 property taxes billed by the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns") but withheld payment of the second half of the 1996 property taxes billed by the Towns, based on Great Bay's position that the portion of 1996 property taxes paid to the Towns exceeded the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. Great Bay also withheld the first half of its 1997 property taxes to the Towns. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals. The appeals are currently pending and a hearing on the first phase of these appeals is scheduled for May 12, 1998.

     In December 1996, eight of the Joint Owners of the Seabrook Project (the "Demanding Joint Owners") served a demand on Great Bay for arbitration of a dispute between Great Bay and the Demanding Joint Owners concerning the allocation among the joint owners of real property taxes assessed by the Towns against the Seabrook Project. Great Bay claimed that the Joint Owners Agreement does not provide for allocation of real estate tax liabilities in proportion to each joint owner's ownership interest in the Seabrook Project. The Demanding Joint Owners claimed that real estate taxes should be allocated in accordance with each Participant's ownership interest.

     In September 1997, the arbitrator issued a decision requiring Great Bay to pay its share of all property taxes assessed upon the Seabrook Project in a single tax bill in accordance with Great Bay's percentage ownership in the Seabrook Project. Accordingly, in October 1997, Great Bay paid under protest $3,168,903 for property taxes and accrued interest for the second half of 1996 and the first half of 1997 to the Towns. In December 1997, Great Bay paid $1,266,194 for property taxes due to the Towns for the second half of 1997.

     The arbitrator's decision does not affect the tax abatement litigation pending against the Towns for tax years 1994 through 1997, nor does it affect Great Bay's ability to assert that it is entitled to a separate tax bill and assessment from the Towns. In addition, on February 28, 1997 and February 27, 1998, NAESCO, the current managing agent for the Seabrook Project, purported to file tax abatement applications on behalf of all the Joint Owners for the 1996 and 1997 tax years, respectively.

     On February 12, 1998, Great Bay sent a letter to PECO informing PECO that Great Bay intended to terminate PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. In its complaint, Great Bay alleges that (i) PECO has entered into a number of wholesale power agreements in its own name and for its own benefit without bringing these opportunities to Great Bay's attention or submitting bids on behalf of Great Bay and (ii) PECO failed to offer Great Bay's power on a firm basis to customers as required under the PECO Services Agreement. On February 27, 1998, Great Bay sent a letter to PECO notifying PECO that the Services Agreement was terminated.

     On March 10, 1998, PECO filed a motion in the United States District Court for the District of New Hampshire for a preliminary injunction to prevent Great Bay from terminating the PECO Services Agreement. At that time, PECO also filed counterclaims seeking damages in an amount in excess of $5,000,000 for alleged breach of contract, alleged loss of goodwill and alleged harm to PECO's reputation. PECO's counterclaim contained seven counts: breach of contract/wrongful termination, breach of exclusivity promise, breach of the covenant of good faith and fair dealing, unjust enrichment, defamation, unfair trade practices and an action for declaratory judgment. Great Bay believes that PECO's motion and counterclaims are without merit. Great Bay intends to vigorously pursue its claims against PECO. On March 19, 1998 a hearing was held on PECO's motion for a preliminary injunction. The judge took the matter under advisement and is expected to issue a decision shortly.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

  Executive Officers of the Registrant

     The executive officers of BayCorp are:

                     NAME                       AGE                      POSITION
                     ----                       ---                      --------
John A. Tillinghast...........................  70    Chief Executive Officer, President, Treasurer
                                                      and Chairman of the Board of Directors
Frank W. Getman Jr............................  34    Chief Operating Officer and Secretary

     John A. Tillinghast has served as President, Treasurer and the Chairman of the Board of Directors of the Company and its predecessor since November 1994 and Chief Executive Officer since April 1995. Since 1987, Mr. Tillinghast has served as President and the sole stockholder of Tillinghast Technology Interests, Inc., a private consulting firm. From 1986 to 1993, Mr. Tillinghast served as Chairman of the Energy Engineering Board of the National Academy of Sciences. He holds an M.S. in Mechanical Engineering form Columbia University.

     Frank W. Getman Jr. has served as Chief Operating Officer of the Company and its predecessor since September 17, 1996 and Vice President, Secretary and General Counsel of Great Bay since August 1, 1995. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr LLP, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Following are the reported high and low sales prices of BayCorp Common Stock ("MWH") on the American Stock Exchange ("ASE") as reported in the Wall Street Journal daily as traded, for each quarter during 1997 that BayCorp Common Stock traded on the ASE and for Great Bay Common Stock ("GBPW") on the Nasdaq National Market ("NNM") as reported in the Wall Street Journal daily as traded, for each quarter during 1996 that the Great Bay Common Stock traded on the NNM:

                                                              HIGH      LOW
                                                              ----      ---
1996
-----
  First Quarter.............................................   8 3/4    6 3/4
  Second Quarter............................................   8 3/4    6 1/8
  Third Quarter.............................................  10 3/8    6 7/8
  Fourth Quarter............................................  10        7 1/4

1997
-----
  First Quarter.............................................  8 7/8     7 7/8
  Second Quarter............................................  8         7
  Third Quarter.............................................  8 3/8     7 3/8
  Fourth Quarter............................................  7 7/8     6 1/2

     As of March 9, 1998, the Company had 33 holders of record of its Common Stock. The Company believes that as of March 9, 1998, the Company had approximately 420 beneficial holders of its Common Stock. The number of beneficial owners substantially exceeds the number of recordholders because many of the Company's stockholders hold their shares in street names.

     Neither the Company nor Great Bay has ever paid cash dividends on its common stock. BayCorp currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

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

     The following data presents (i) selected financial data of the Reorganized Company as of and for the years ended December 31, 1997, December 31, 1996, December 31, 1995, as of December 31, 1994 and for the period from November 24, 1994 to December 31, 1994 and (ii) selected financial data of the Predecessor company for the period from January 1, 1994 to November 23, 1994 and as of and for the year ended December 31, 1993. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                           REORGANIZED COMPANY                      PREDECESSOR COMPANY
                             ------------------------------------------------   ---------------------------
                                   FOR THE YEAR ENDED         NOVEMBER 24 TO    JANUARY 1 TO    YEAR ENDED
                                      DECEMBER 31,             DECEMBER 31,     NOVEMBER 23,   DECEMBER 31,
                             ------------------------------   ---------------   ------------   ------------
                               1997       1996       1995          1994             1994           1993
                             --------   --------   --------   ---------------   ------------   ------------
INCOME STATEMENT DATA:
  Operating Revenues.......  $ 26,642   $ 30,324   $ 24,524      $  3,129        $  13,989      $  24,620
  Fuel, Operation &
     Maintenance...........    29,187     24,885     24,899         2,409           21,762         22,921
  Net Income (Loss)........   (11,215)     4,100     (6,059)          182          131,385         (9,433)

                                     FOR THE YEARS ENDED DECEMBER 31,
                             ------------------------------------------------
                               1997       1996       1995          1994                            1993
                             --------   --------   --------   ---------------                  ------------
BALANCE SHEET DATA:
  Cash & Cash
     Equivalents...........    19,092     28,775     16,469        22,217                             138
  Working Capital..........    23,079     30,552     20,516        27,169                        (289,585)
  Total Assets.............   140,158    152,418    138,771       145,666                         324,590
  Decommissioning
     Liability.............    55,846     53,215     50,899        48,530                              --
  Capitalization:
  Common Equity............    78,139     89,625     82,233        88,292                        (139,783)
  Cumulative Convertible
     Preferred Stock.......        --         --         --            --                          63,090
  Total Capitalization.....    78,139     89,625     82,233        88,292                         (76,693)

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

     The following discussion focuses solely on operating revenues and operating expenses which are presented in a substantially consistent manner for all of the periods presented. As a result of the Chapter 11 proceeding and subsequent effectiveness of the amended Bankruptcy Plan on November 23,1994, the 1994 Statement of Income represents separately the results of operations of Great Bay's predecessor company prior to November 23, 1994 from the results of operations of Great Bay after that date.

     On the Confirmation Date, Great Bay adopted "Fresh Start" accounting, which resulted in adjustments to the assets and liabilities of Great Bay to their estimated fair values as of the Confirmation Date and includes the net proceeds of the equity financing for the Amended Bankruptcy Plan, and eliminated liabilities discharged under the Amended Bankruptcy Plan.

OVERVIEW

     As a result of the corporate restructuring that occurred in January 1997, BayCorp's principal asset is its 100% equity interest in Great Bay. Great Bay is a public utility whose principal interest is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Unless the context requires otherwise, references to BayCorp for events and time periods before January 1997 reflect treatment of BayCorp as successor to Great Bay.

     BayCorp reported a net loss for the year ended December 31, 1997, reported net income for the year ended December 31, 1996 and reported a net loss for the year ended December 31, 1995. The 1997 net loss was primarily due to scheduled and unscheduled outages at the Seabrook Project that occurred during the year. The 1996 net income was primarily due to a gain of $7,036,792 from the sale of unused steam generators from Seabrook Unit 2. The net loss in 1995 was primarily due to sales of Great Bay's share of electricity from the Seabrook Project in the short-term market at prices resulting in revenues substantially below expenses.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. Great Bay incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for Great Bay to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. The Managing Agent of the Seabrook Project has scheduled the next refueling outage for March 1999. Refueling outages are scheduled generally every 18 to 24 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

RESULTS OF OPERATIONS

  Operating Revenues

     BayCorp's operating revenues for 1997 decreased by approximately $3.7 million, or 12.1%, to $26,642,000 for 1997 as compared with $30,324,000 for
1996. This decrease was primarily due to the scheduled and unscheduled outages at the Seabrook Project during 1997. During 1997, the capacity factor at the Seabrook Project was 78.3% of the rated capacity as compared to a capacity factor of 96.5% for 1996. Operating revenues and capacity factor were adversely impacted in 1997 by the scheduled refueling outage at the Seabrook Project that began on May 10, 1997, lasting 50 days, and by the unscheduled outage that began on December 5, 1997, lasting 41 days. In contrast, there was only a brief unscheduled outage in January and February of 1996.

     Sales of electricity decreased by approximately 19.3% to 964,038,400 kilowatt-hours in 1997 as compared to 1,194,391,000 kilowatt-hours in 1996. Operating revenues were favorably affected in 1997 by an increase in the sales price per kWh. During 1997 the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 9.1% to 2.76 cents per kWh as compared with 2.53 cents per kWh in 1996. Great Bay's cost of power (determined by dividing total operating expenses by Great Bay's 12.1% share of the power produced by the Seabrook Project during the applicable period) increased 40.8% to 3.83 cents per kWh in 1997 as compared to 2.72 cents per kWh in 1996. This increase was primarily the result of the lower capacity factor at the Seabrook Project due to the scheduled and unscheduled outages in 1997 and the associated costs of these outages. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook costs are spread over fewer kWhs.

     Great Bay's operating revenues for 1996 increased by approximately $5.8 million, or 23.7%, to $30,324,000 as compared with $24,524,000 for 1995. This increase was primarily due to higher availability and production at the Seabrook Project due to fewer unscheduled and scheduled outages in 1996 compared to 1995. During 1996, the capacity factor at the Seabrook Project was 96.5% of the rated capacity versus a capacity factor of 83.2% for 1995. Operating revenue and capacity factor were negatively affected in 1995 by the scheduled refueling outage at the Seabrook Project that occurred during parts of November and December 1995.

     Sales of electricity increased by approximately 17.5% to 1,194,391,000 kilowatt-hours in 1996 as compared to 1,016,727,000 kilowatt-hours in 1995. Operating revenues were also favorably affected in 1996 by an increase in the sales price per kWh. During 1996 the sales price per kWh increased 5% to 2.53 cents per kWh as compared with 2.41 cents per kWh in 1995. Great Bay's cost of power decreased 14.5% to 2.72 cents per kWh in 1996 as compared to 3.18 cents per kWh in 1995. This decrease was primarily the result of the higher capacity factor at the Seabrook Project in 1996 as compared to 1995.

  Expenses

     BayCorp's total operating expenses (excluding depreciation and all taxes) for 1997 increased $4.3 million, or 17.3%, in comparison with 1996. This increase was primarily the result of the costs associated with the scheduled refueling outage in 1997 that lasted 50 days and the unscheduled outage that began on December 5, 1997 and lasted 41 days. There was a slight increase in depreciation and amortization (1.7%) and a slight decrease in taxes other than income (1%), from 1996 to 1997.

     Other Income decreased 115%, or $7.3 million, in 1997 as compared to 1996. This decrease was primarily attributable to a $7.0 million gain on the sale in July 1996 of four unused steam generators from Seabrook Unit 2. Great Bay had previously written off its investment in Seabrook Unit 2. There were no material sales of Unit 2 assets in 1997. Decommissioning cost accretion increased $402,000, to $2,663,000 in 1997 as compared to $2,261,000 in 1996, primarily due to the revised decommissioning funding schedule for the Seabrook Project approved by the New Hampshire Nuclear Decommissioning Financing Committee on October 30, 1996. The new study increased the present value of total decommissioning costs as of January 1, 1997 and increased the cost escalation rate from 4.25% to 5%. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. This increase in decommissioning cost accretion also contributed to the decrease in Other Income in 1997 in comparison with 1996. Decommissioning trust fund income increased $142,000, or 43.3%, to $470,000 in 1997 as compared to $328,000 in 1996. The increase in interest earned on the decommissioning trust fund reflected the higher 1997 fund balance as Great Bay continued to make contributions to the decommissioning trust fund.

     There was a small overall increase in total operating expenses of $182,000, or 0.6%, from $32,381,000 in 1995 to $32,563,000 in 1996 reflecting increases in depreciation and amortization of 3.3%, taxes of 2% and administrative and general expenses of 5.1%.

     Other Income increased 263%, or $4.6 million, during 1996 as compared to 1995, reflecting a $7.0 million gain on sale of assets in July of 1996 as mentioned above. There were no material sales of Unit 2 assets in 1995. This increase in other income was offset in part by Great Bay's recognition in 1996 of its share of the Seabrook Project's decommissioning liability. During 1996, Great Bay began to accrete it share of the Seabrook Project's decommissioning liability in 1996 dollars rather than 1995 dollars. In 1995 there was no expense for Great Bay's share of the Seabrook Project's decommissioning liability because the entire amount of Great Bay's share of the Seabrook Project's decommissioning liability was reflected as a liability on Great Bay's balance sheet under fresh start accounting principles. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate.

  Net Operating Losses

     For federal income tax purposes, as of December 31, 1997, the Company had net operating loss carry forwards ("NOLs") of approximately $196 million, which are scheduled to expire between 2005 and 2012. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $60 million of NOLs are not currently subject to such limitations.

LIQUIDITY AND CAPITAL RESOURCES

     Great Bay is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations. Seabrook Project expenses to preserve and protect Unit 2 assets are approximately $500,000 per year, of which Great Bay's share is approximately $62,000 per year.

     Great Bay currently sells most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by Great Bay is and has been less than the Company's ongoing cash requirements. The Company expects that it will continue to incur cash deficits until the prices at which it is able to sell its share of the Seabrook Project electricity increase, which may be a number of years, if ever. Great Bay intends to cover such deficits with its cash and short-term investments which totaled approximately $19.1 million at December 31, 1997. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements.

     BayCorp's principal asset available to serve as collateral for borrowings is Great Bay's 12.1% interest in the Seabrook Project. Pursuant to a purchased power agreement, dated as of April 1, 1993, between Great Bay and UNITIL Power Corp., Great Bay's interest in the Seabrook Project is encumbered by a mortgage. This mortgage may be subordinated to up to $80 million of senior secured financing. See "Business -- Purchased Power Agreements."

     BayCorp's cash and short-term investments decreased approximately $9.7 million during 1997. The principal factor affecting liquidity during 1997 was the reduced operating income discussed above. Non-cash charges to income included $3.5 million for depreciation, $4.0 million for nuclear fuel amortization, $2.7 million for decommissioning trust fund accretion and a decrease in accounts receivable of $2.5 million due to reduced December 1997 sales revenues resulting from the unscheduled December 1997 outage. Offsetting these non-cash charges to income were cash charges of $4.5 million for capital expenditures for plant and nuclear fuel. Cash charges also included an increase in prepaids of $1.1 million primarily due to prepayments to Seabrook for funding of operating expenses in 1997. In December 1996, the prepaid Seabrook balance was a negative $1.3 million due to the timing differences between funding of December 1996 budgeted Seabrook expenses and the payment of actual December 1997 expenses in February 1997. Other cash used in operating activities included a decrease in taxes accrued due to the Company's payment of 1996 property taxes in 1997 and a decrease in miscellaneous liabilities of $2.5 million due in part to the Seabrook funding balance of $1.3 million referred to above, classified as a miscellaneous liability at year end 1996. The reduction in miscellaneous liabilities also includes a $790,000 reduction in the outage accrual as the Company had accrued, as of December 31, 1997, $1.1 million, or approximately six months of projected outage expenses related to the 1999 refueling outage, compared to the December 31, 1996 outage accrual of $1.9 million, or approximately twelve months of projected outage expenses related to the 1997 refueling outage. Also in 1997, BayCorp purchased 66,955 shares of the Company's Common Stock for an aggregate of $535,000 or an average of $7.99 per share.

     Great Bay's 1997 decommissioning payments totaled approximately $1.1 million. The decommissioning funding schedule is determined by the NDFC, which reviews the schedule for the Seabrook Project at least annually. An NDFC review is scheduled to occur during 1998. Great Bay expects to use revenues from the sale of power to make these decommissioning payments. The current review by the NRC could substantially increase Great Bay's costs of decommissioning funding if Great Bay does not meet the NRC's definition of an electric utility (see "Business -- Recent Developments"). Failure to obtain relief may cause a material adverse effect to Great Bay.

     Great Bay anticipates that its share of the Seabrook Project's capital expenditures for the 1998 fiscal year will total approximately $7.4 million for nuclear fuel and various capital projects.

     For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. The outcome of the Company's appeals with respect to property tax assessments will affect the Company's liquidity and obligation for property tax payments in the future. See "Legal Proceedings."

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or Great Bay to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Annual Report.

     Ownership of a Single Asset. BayCorp's principal asset is it equity interest in Great Bay. Great Bay owns a single principal asset, a 12.1% joint interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Accordingly, BayCorp's results of operations are completely dependent upon the successful and continued operation of the Seabrook Project. In particular, if the Seabrook Project experiences unscheduled outages of significant duration, Great Bay's results of operations will be materially adversely affected.

     History of Losses; Implementation of Business Strategy. BayCorp has never reported an operating profit for any year since its incorporation. The Company's business strategy is to seek purchasers for its share of the Seabrook Project electricity output at prices, either in the short-term market or pursuant to medium or long-term contracts, significantly in excess of the prices currently available in the short-term wholesale electricity market. Sales at current short-term rates do not result in sufficient revenue to enable BayCorp to meet its cash requirements for operations, maintenance and capital related costs. Great Bay's ability to obtain such higher prices will depend on regional, national and worldwide energy supply and demand factors that are beyond the control of Great Bay. There can be no assurance that Great Bay ever will be able to sell power at prices that will enable it to meet its cash requirements.

     Liquidity Needs. As of December 31, 1997, BayCorp had approximately $19.1 million in cash and cash equivalents and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay, will be sufficient to enable the Company to meet its cash requirements until the prices at which Great Bay can sell its electricity increase sufficiently to enable the Company to cover its annual cash requirements. However, if the Seabrook Project operated at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, Great Bay or the Company would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that Great Bay or the Company would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

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

     Risks in Connection with Joint Ownership of Seabrook Project. Great Bay is required under the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units dated May 1, 1973, as amended, by and among Great Bay and the other 10 utility companies that are owners of the Seabrook Project (the "JOA"), to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including without limitation operations and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of Seabrook Unit 1's operations. Under certain circumstances, a failure by Great Bay to make its monthly payments under the JOA entitles certain other joint owners of the Seabrook Project to purchase Great Bay's interest in the Seabrook Project for 75% of the then fair market value thereof.

     In addition, the failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay may have a material adverse effect on Great Bay by requiring Great Bay to pay a greater proportion of the Seabrook Project expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay have not made their full respective payments. The electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. If a Participant other than Great Bay filed for bankruptcy and that Participant was unable to pay its share of Seabrook Project expenses, Great Bay might be required to pay a greater portion of Seabrook Project expenses. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     On February 28, 1997, the NHPUC issued an order requiring stranded cost recovery to be based on the average market price of electricity in New England, rather than alternative regulatory accounting methods that are more favorable to the Participants. On March 10, 1997, one of the Participants, Northeast Utilities (along with three of its subsidiaries), received a temporary restraining order from the U.S. District Court for the District of Rhode Island. This temporary restraining order stayed the NHPUC's February 28, 1997 order to the extent that the order established a rate methodology that is not designed to recover the cost of providing service and would require Northeast Utilities and certain of its affiliates to write-off any regulatory assets. If this stay or a similar court action does not remain in effect and Northeast Utilities is unable to pay its share of Seabrook Project expenses, Great Bay might be required to pay a greater portion of Seabrook Project expenses.

     The Seabrook Project is owned by Great Bay and the other owners thereof as tenants in common, with the various owners holding varying ownership shares. This means that Great Bay, which owns only a 12.1% interest, does not have control of the management of the Seabrook Project. As a result, decisions may be made affecting the Seabrook Project notwithstanding Great Bay's opposition.

     Certain costs and expenses of operating the Seabrook Project or owning an interest therein, such as certain insurance and decommissioning costs, are subject to increase or retroactive adjustment based on factors beyond the control of BayCorp or Great Bay. The cost of disposing of Unit 2 of the Seabrook Project is not known at this time. These various costs and expenses may adversely affect BayCorp and Great Bay, possibly materially.

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

     The NRC has promulgated a broad range of regulations affecting all aspects of the design, construction and operation of a nuclear facility, such as the Seabrook Project, including performance of nuclear safety systems, fire protection, emergency response planning and notification systems, insurance and quality assurance. The NRC retains authority to modify, suspend or withdraw operating licenses, such as the license pursuant to which the Seabrook project operates, at any time that conditions warrant. For example, the NRC might order Seabrook Unit 1 shut down (i) if flaws were discovered in the construction or operation of Seabrook Unit 1, (ii) if problems developed with respect to other nuclear generating plants of a design and construction similar to Unit 1, or
(iii) if accidents at other nuclear facilities suggested that nuclear generating plants generally were less safe than previously believed.

     Great Bay is also subject to the New Hampshire public utility law and regulations of the NHPUC that affect, among other things, the issuance of securities, transfer of utility property and contacts with affiliates as well as the sale, lease, merger, consolidation or other disposition of facilities. The NHPUC does not regulate wholesale electricity rates.

     Risk of Nuclear Accident. Nuclear reactors have been used to generate electric power for more than 35 years and there are currently more than 100 nuclear reactors used for electric power generation in the United States. Although the safety record of these nuclear reactors in the United States generally has been very good, accidents and other unforeseen problems have occurred both in the United States and elsewhere, including the well-publicized incidents at Three Mile Island in Pennsylvania and Chernobyl in the former Soviet Union.

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

     Waste Disposal; Decommissioning Cost. There has been considerable public concern and regulatory attention focused upon the disposal of low- and high-level nuclear wastes produced at nuclear facilities and the ultimate decommissioning of such facilities. As to waste disposal concerns, both the federal government and the State of New Hampshire are currently delinquent in the performance of their statutory obligations. See "Business -- Nuclear Waste Disposal." In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. Additionally, the Barnwell, South Carolina disposal facility was reopened in July 1995 to all states except North Carolina as a result of legislation passed by the South Carolina legislature. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by the Utah facility is stored on-site at the Seabrook facility. Based on information provided by NAESCO, management believes that the on-site storage capacity for LLW generated by the Seabrook Project is adequate until at least 2006.

     As to decommissioning, NRC regulations require that upon permanent shutdown of a nuclear facility, appropriate arrangements for full decontamination and decommissioning of the facility be made. These regulations require that during the operation of a facility, the owners of the facility must set aside sufficient funds to defray decommissioning costs. While the owners of the Seabrook Project are accumulating a trust fund to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners (including Great Bay) would remain liable for the excess. Moreover, the amount that is required to be deposited in the trust fund is subject to periodic review and adjustment by an independent commission of the State of New Hampshire, which could result in material increases in such amounts.

     In January 1997, the NRC issued a temporary exemption to Great Bay from the obligation of Great Bay to comply with the NRC's regulations applicable to a non "electric utility" owner of an interest in a nuclear power. In the exemption, the NRC staff stated that it believes that Great Bay currently does not satisfy the NRC definition of "electric utility." If Great Bay is an "electric utility," then Great Bay may satisfy the NRC decommissioning requirements through its monthly payments into the decommissioning trust fund. If Great Bay is not an "electric utility," the NRC could require that Great Bay provide a surety bond or other allowable decommissioning funding mechanisms. On January 30, 1998, Great Bay filed a petition with the NRC seeking a determination by the NRC that acceleration of decommissioning trust fund payments provides reasonable assurance of decommissioning funding under NRC regulations, or, in the alternative, merits the issuance by the NRC of a permanent exemption to Great Bay. Failure to obtain relief may have a material adverse effect on Great Bay's business, financial condition, liquidity or results of operation. See
"Business -- Recent Developments."

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

     Year 2000. The Company has assessed the impact of the year 2000 issue on its computer systems and applications. The Company believes that there are no material year 2000 related costs to be incurred relative to its computer systems and applications. However, Great Bay's share of the costs of addressing year 2000 issues at the Seabrook Project is currently estimated at $177,000, according to NAESCO. If NAESCO is unable to complete year 2000 compliance efforts in a timely manner or if year 2000 compliance costs exceed NAESCO's estimate, the Company's operations, financial condition and liquidity could be materially and adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in the response found under Item 14(a)(1) in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 5, 1998.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I of the Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Executive Compensation," "-- Employment Agreements," "-- Report of the Compensation Committee" and "-- Stock Performance Graph" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the section entitled "Election of Directors -- Employment Agreements" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 5, 1998.

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

     (b) Reports on Form 8-K:

          None.

                         INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Balance Sheets as of December 31, 1997 and 1996.............  F-2
Consolidated Statements of Income -- Years Ended December
  31, 1997, December 31, 1996 and December 31, 1995.........  F-3
Consolidated Statements of Changes in Stockholders' Equity--
  Years Ended December 31, 1997, December 31, 1996 and
  December 31, 1995.........................................  F-4
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1997, December 31, 1996 and December 31,
  1995......................................................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiary, Great Bay Power Corporation, as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly owned subsidiary as of December 31, 1997 and 1996, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 1998

(Except with respect to the matter
discussed in Notes 7, 8 and 11, as to
which the date is March 19, 1998.)

                             BAYCORP HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                         ASSETS:
CURRENT ASSETS:
  Cash & Cash equivalents...................................    $  3,270        $ 16,412
  Short-term Investments, at market.........................      15,822          12,363
  Accounts Receivable.......................................         465           2,927
  Materials & Supplies, net.................................       3,816           4,121
  Prepayments & Other Assets................................       1,570             434
                                                                --------        --------
     Total Current Assets...................................      24,943          36,257
                                                                --------        --------
Property, Plant, & Equipment:
  Utility Plant.............................................     108,584         106,656
  Less: Accumulated Depreciation............................      (9,758)         (7,152)
                                                                --------        --------
  Net Utility Plant.........................................      98,826          99,504
  Nuclear Fuel..............................................      15,076          20,091
  Less: Accumulated Amortization............................      (6,717)         (9,692)
                                                                --------        --------
  Net Nuclear Fuel..........................................       8,359          10,399
     Net Property, Plant & Equipment........................     107,185         109,903
Other Assets:
  Decommissioning Trust Fund................................       8,025           6,234
  Deferred Debits & Other...................................           5              24
                                                                --------        --------
     Total Other Assets.....................................       8,030           6,258
                                                                --------        --------
          TOTAL ASSETS......................................    $140,158        $152,418
                                                                ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses.....................    $    270        $    129
  Taxes Accrued.............................................           0           1,504
  Miscellaneous Current Liabilities.........................       1,594           4,072
                                                                --------        --------
     Total Current Liabilities..............................       1,864           5,705
Operating Reserves:
  Decommissioning Liability.................................      55,846          53,215
  Miscellaneous Other.......................................         564             621
                                                                --------        --------
     Total Operating Reserves...............................      56,410          53,836
Other Liabilities & Deferred Credits........................       3,745           3,252
Commitments & Contingencies
Stockholders' Equity:
  Common stock, $.01 par value
     Authorized -- 20,000,000 shares; issued and
      outstanding --
     8,417,800 at December 31, 1997 and December 31, 1996...          84              84
  Less: Treasury Stock -- 145,000 and 78,045 shares,
     respectively, at cost..................................      (1,168)           (633)
  Additional paid-in capital................................      92,100          92,100
  Holding Gain (Loss) on Investments........................         115            (149)
  Accumulated Deficit.......................................     (12,992)         (1,777)
                                                                --------        --------
     Total Stockholders' Equity.............................      78,139          89,625
                                                                --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $140,158        $152,418
                                                                ========        ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                1997         1996         1995
                                                             ----------   ----------   ----------
Operating Revenues.........................................  $   26,642   $   30,324   $   24,524
Operating Expenses:
  Production...............................................      20,805       17,141       17,433
  Transmission.............................................         857          880          934
  Administrative & General.................................       7,525        6,864        6,532
  Depreciation & Amortization..............................       3,508        3,451        3,339
  Taxes other than Income..................................       4,185        4,227        4,143
                                                             ----------   ----------   ----------
     Total Operating Expenses..............................      36,880       32,563       32,381
                                                             ----------   ----------   ----------
Operating Income (Loss)....................................     (10,238)      (2,239)      (7,857)
                                                             ----------   ----------   ----------
Other (Income) Deductions:
  Interest and Dividend (Income) Expense...................      (1,252)      (1,267)      (1,546)
  Decommissioning Cost Accretion...........................       2,663        2,261            0
  Decommissioning Trust Fund Income........................        (470)        (328)           0
  Unit 2 Sales and Other (Income)..........................          36       (7,005)        (198)
                                                             ----------   ----------   ----------
     Total Other (Income) Deductions.......................         977       (6,339)      (1,744)
                                                             ----------   ----------   ----------
Earnings (Loss) Before Income Taxes........................     (11,215)       4,100       (6,113)
                                                             ----------   ----------   ----------
Provision for Income Taxes.................................           0            0          (54)
                                                             ----------   ----------   ----------
Net Income (Loss)..........................................  $  (11,215)  $    4,100   $   (6,059)
                                                             ==========   ==========   ==========
Weighted Average Shares Outstanding........................   8,292,534    8,083,576    7,999,998
Basic and Diluted Earnings/(Loss) Per Share................  $    (1.35)  $     0.51   $    (0.76)

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                            COMMON
                                     STOCK, $.01 PAR VALUE          LESS:
                                   -------------------------       TREASURY
                                   ISSUED AND    ISSUED AND         STOCK         ADDITIONAL   HOLDING                  TOTAL
                                   OUTSTANDING   OUTSTANDING   ----------------    PAID-IN      GAIN/    RETAINED   STOCKHOLDERS'
                                     SHARES        AMOUNT      SHARES   AMOUNT     CAPITAL     (LOSS)    EARNINGS      EQUITY
                                   -----------   -----------   -------  -------   ----------   -------   --------   -------------
Balance at December 31, 1994.....   8,000,000        $80            --       --    $88,030         --    $    182     $ 88,292
  Financial Results,
    January 1 to
    December 31, 1995............          --         --            --       --         --         --      (6,059)      (6,059)
                                    ---------        ---       -------  -------    -------      -----    --------     --------
Balance at December 31, 1995.....   8,000,000         80            --       --     88,030         --      (5,877)      82,233
  Treasury Stock, at cost........          --         --        78,045  ($  633)        --         --          --         (633)
  Sale of Common Stock...........     417,800          4                     --      4,069         --          --        4,073
  Net Change in Unrealized
  Holding Loss...................          --         --                     --         --      ($148)         --         (148)
  Financial Results,
    January 1 to
    December 31, 1996............          --         --                     --         --         --       4,100        4,100
                                    ---------        ---       -------  -------    -------      -----    --------     --------
Balance at December 31, 1996.....   8,417,800         84        78,045     (633)    92,099       (148)     (1,777)      89,625
  Treasury Stock -- 66,955
    shares, at cost..............          --         --        66,955     (535)        --         --          --         (535)
  Net Change in Unrealized
    Holding Loss.................          --         --            --       --         --        264          --          264
  Financial Results,
    January 1 to
    December 31, 1997............          --         --            --       --         --         --     (11,215)     (11,215)
                                    ---------        ---       -------  -------    -------      -----    --------     --------
Balance at December 31, 1997.....   8,417,800        $84       145,000  ($1,168)   $92,099      $ 116    ($12,992)    $ 78,139
                                    =========        ===       =======  =======    =======      =====    ========     ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                1997       1996        1995
                                                              --------    -------    --------
Net cash flow from operating activities:
  Net Income (Loss).........................................  $(11,215)   $ 4,100    $ (6,059)
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation...........................................     3,508      3,451       3,339
     Amortization of nuclear fuel...........................     4,010      4,366       4,520
     Decommissioning trust accretion........................     2,663      2,261           0
     Decommissioning trust interest.........................      (470)      (357)          0
     Deferred income taxes..................................         0          0         (94)
     Writedown of assets, net...............................         0          0         758
     Gain on sale of assets.................................         0     (7,061)       (193)
     Payment of reorganization expenses.....................         0          0      (2,653)
     (Increase) decrease in accounts receivable.............     2,463     (1,393)      1,021
     (Increase) decrease in materials & supplies............       124        (70)        113
     (Increase) decrease in prepaids and other assets.......    (1,117)       818       1,718
     Increase (decrease) in accounts payable................       140       (107)        (66)
     Increase (decrease) in taxes accrued...................    (1,504)       211         126
     Increase (decrease) in misc. current liabilities.......    (2,477)     2,635           0
     Other..................................................       435        530         183
                                                              --------    -------    --------
          Net cash provided by (used in) operating
            activities......................................    (3,440)     9,384       2,713
                                                              --------    -------    --------
Net cash flows (used in) investing activities:
  Utility plant additions...................................    (2,555)    (1,486)     (1,770)
  Nuclear fuel additions....................................    (1,970)    (5,144)     (5,703)
  Payments to decommissioning fund..........................    (1,106)      (994)       (988)
  Proceeds from sale of Unit 2 assets.......................         0      7,061           0
  Short term investments, net...............................    (3,535)    (4,724)     (3,911)
                                                              --------    -------    --------
Net cash used in investing activities.......................    (9,166)    (5,287)    (12,372)
Net cash provided by financing activities:
  Sale of common stock......................................         0      4,074           0
  Reacquired Capital Stock..................................      (535)      (633)          0
                                                              --------    -------    --------
Net cash (used in) provided by financing activities.........      (535)     3,441           0
                                                              --------    -------    --------
Net increase (decrease) in cash and cash equivalents........   (13,141)     7,538      (9,659)
Cash and cash equivalents, beginning of period..............    16,412      8,874      18,533
                                                              --------    -------    --------
Cash and cash equivalents, end of period....................  $  3,271    $16,412    $  8,874
                                                              ========    =======    ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") serves as a holding company for Great Bay Power Corporation ("Great Bay"). Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay has no franchise area or captive customers. Great Bay sells its power in the competitive wholesale power markets.

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

     BayCorp was incorporated in Delaware in 1996. Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation (the "Predecessor"). Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor Great Bay has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but 10 MW of its share of the Seabrook Project capacity in the wholesale short-term market.

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

     Great Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA") which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project, other than taxes, are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay's joint ownership interest of 12.1% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

     The Predecessor never reported an operating profit since its incorporation and filed for bankruptcy in 1991. The Company's current business strategy is to seek purchasers for its share of the Seabrook Project electricity output at prices, either in the short term market or pursuant to medium or long term contracts, in excess of the prices currently available in the short term wholesale electricity market since sales at current short term rates do not result in sufficient revenue to enable the Company to meet its long term cash requirements for operations, maintenance and capital related costs. The Company's ability to obtain such higher prices will depend on regional, national and worldwide energy supply and demand factors.

                             BAYCORP HOLDINGS, LTD.

     As of March 1, 1998 BayCorp has five employees, including its President and Chief Executive Officer, John A. Tillinghast, and its Chief Operating Officer, Frank W. Getman Jr. BayCorp's wholly-owned subsidiary, Great Bay, has one employee.

B.  BANKRUPTCY PROCEEDING AND REORGANIZATION

     Great Bay filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Hampshire (the "Bankruptcy Court") on February 28, 1991. Great Bay conducted its business as a Debtor in Possession until November 23, 1994, at which time Great Bay's Amended Bankruptcy Plan became effective and Great Bay emerged from Chapter 11. Financing for the Amended Bankruptcy Plan was provided by affiliates of Omega Advisors, Inc. and by Elliot Associates, L.P. (collectively, the "Investors"). At the time Great Bay emerged from Chapter 11, the Investors purchased 4,800,000 shares of Great Bay's Common Stock for $35,000,000.

C.  REGULATION

     Great Bay is subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. Great Bay's cost of service, however, is not regulated. As such, Great Bay's accounting policies are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

D.  USE OF MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E.  UTILITY PLANT

     The costs of additions to utility plant are recorded at original cost.

F.  DEPRECIATION

     Utility plant is depreciated on the straight-line method at rates designed to fully depreciate all depreciable properties over the lesser of estimated useful lives or the Seabrook Project's remaining NRC license life, which expires in 2026.

     Capital projects constituting retirement units are charged to electric plant. Minor repairs are charged to maintenance expense. When properties are retired, the original cost, plus costs of removal, less salvage, are charged to the accumulated provision for depreciation.

G.  AMORTIZATION OF NUCLEAR FUEL

     The cost of nuclear fuel is amortized to expense based on the rate of burn-up of the individual assemblies comprising the total core. Great Bay also provides for the cost of disposing of spent nuclear fuel at rates specified by the United States Department of Energy ("DOE") under a contract for disposal between Great Bay, through its managing agent NAESCO, and the DOE.

                             BAYCORP HOLDINGS, LTD.

     Great Bay recorded the estimated cost of the final unspent nuclear fuel core, which is expected to be in place at the expiration of the Seabrook Project's NRC operating license, as part of Great Bay's original "Fresh Start" balance sheet.

H.  AMORTIZATION OF MATERIALS AND SUPPLIES

     Great Bay amortizes to expense an amount designed to fully amortize the cost of the material and supplies inventory that is expected to be on hand at the expiration of the Plant's NRC operating license.

I.  DECOMMISSIONING

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $473 million in 1997 dollars and $2.2 billion in 2026 dollars, assuming a remaining 28 year life for the facility and a future cost escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of December 31, 1997 is approximately $55.8 million.

     During the first quarter of 1996, the Company began to accrete its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $50.2 million as of December 31, 1995 to $53.2 million as of December 31, 1996 to $55.8 million as of December 31, 1997.

     The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term.

     The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has agreed to review the accounting for nuclear decommissioning costs. In 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The FASB continues to work on this project. Either a revised exposure draft or a final statement may be issued in 1998. The Company's accounting for decommissioning was based on the FASB's original tentative conclusions. If the current exposure draft is adopted or accounting practices for nuclear power plant decommissioning are changed, Great Bay's decommissioning liability and annual provision for decommissioning could change relative to 1997. The Company is unable to predict the impact, if any, changes in the current accounting will have on the Company's financial statements.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. The Company has therefore reported its investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $148,126 as of December 31, 1997 and an unrealized holding loss of $192,087 as of December 31, 1996.

                             BAYCORP HOLDINGS, LTD.

     Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay, would remain liable for the excess. The amount required to be deposited in the trust fund is subject to periodic review and adjustment by the NDFC, which could result in material increases in such amounts. Based on the currently approved funding schedule, Great Bay's decommissioning payments will be approximately $1.2 million in 1998 and escalate at 4% per year each year thereafter through 2026.

     On November 15, 1992, Great Bay, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

J.  OPERATING REVENUES

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 1997, three customers accounted for 50%, 13% and 11% of total operating revenues. For the year ended December 31, 1996, three customers accounted for 26%, 15% and 13% of total operating revenues.

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

     All other short-term investments with a maturity of greater than three months are classified as available for sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. The unrealized holding loss on short-term investments was $32,841 for the year ended December 31, 1997, the unrealized holding gain was $43,378 for the year ended December 31, 1996 and the change in market value was not material in 1995.

M.  SEABROOK UNIT 2

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay also owns a 12.1% joint ownership interest in Seabrook Unit 2. Great Bay assigns no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled in 1984, voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. On July 22, 1996, the Participants completed the sale of four unused steam generators from Seabrook Unit 2. Great Bay received $7,036,792 in cash from the proceeds of this sale on July 19, 1996. Great Bay had previously written off its investment in Unit 2 and recognized a gain from this sale in the third quarter of 1996. There were no material sales of Unit 2 assets in 1997.

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

                             BAYCORP HOLDINGS, LTD.

transfer of assets. Transfers of Unit 2 items to Unit 1 were done at the historical basis of Unit 2 property or components.

N.  SEABROOK OUTAGE COSTS

     The Company's and Great Bay's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18-24 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay has no electricity for resale and consequently no revenues. Therefore the impact of outages on the Company's and Great Bay's results of operations and financial position is materially adverse.

     Great Bay accrues for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay continues to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. The Seabrook plant management has scheduled the next refueling outage for March 1999 based on expected fuel consumption. The 1999 outage has an estimated cost of $31 million. The Company's share is approximately $3.8 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change.

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

A.  NUCLEAR FUEL

     The Seabrook Project's joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners and lead participants of each United States nuclear unit have entered into contracts, either directly or through the managing agents of their nuclear units, with the DOE for disposal of spent nuclear fuel, in accordance with the Nuclear Waste Policy Act of 1982 (the "NWPA"). The NWPA requires (subject to various contingencies) that the federal government design, license, construct and

                             BAYCORP HOLDINGS, LTD.

operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such wastes and spent nuclear fuel starting in January 1998.

     On November 14, 1997 the U.S. District Court of Appeals ruled that the Department of Energy has an obligation to begin disposing of spent nuclear fuel from power plants by January 31, 1998. Since the DOE was unable to dispose of spent fuel by the due date set by Congress in the NWPA, the DOE breached its obligations as of that date. The DOE filed a Petition for Reconsideration of the Appeals Court ruling and indicated costs for relief or damages would come from a nuclear waste fund supported by owners of nuclear plants. These owners, including Great Bay, oppose the DOE's position with respect to using funds provided by nuclear owners to cover damages arising from the DOE's breach of its obligations.

     Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage on or before the year 2010. However, the NRC, which must license the site, stated only that a permanent repository would become available by the year 2025. At the Seabrook Project, there is on-site storage capacity, which, with minimal capital expenditures, should be sufficient until the year 2010. No near-term capital expenditures are anticipated to deal with any increase in storage requirements after 2010.

B. FEDERAL DEPARTMENT OF ENERGY ("DOE") DECONTAMINATION AND DECOMMISSIONING ASSESSMENT

     Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning of the DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 1997, the Company had accrued its pro rata estimated obligation of $698,000 related to the project's prior years' usage to be paid over the 15-year period beginning October 1, 1992.

C.  PRICE ANDERSON ACT

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $8.9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $8.3 billion, based on the approximately 110 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $75.5 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($3.775 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay estimates its maximum liability per incident currently would be an aggregate amount of approximately $9.59 million per accident, with a maximum annual assessment of about $1.21 million per incident, per year.

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

                             BAYCORP HOLDINGS, LTD.

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

     Great Bay also independently purchases business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from September 15, 1997 until September 15, 1998 and provides for the payment of a fixed weekly loss amount of $520,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay is $70.3 million. Under the terms of the policy, Great Bay is subject to a potential retrospective premium adjustment of up to approximately $640,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

E.  STATUS AS AN "ELECTRIC UTILITY" UNDER NRC REGULATIONS

     On January 27, 1997, the NRC issued to Great Bay a temporary exemption from the obligation of Great Bay to comply with the NRC's regulations applicable to a non "electric utility" owner of an interest in a nuclear power plant. The NRC staff stated in the exemption that it believed that Great Bay does not currently satisfy the NRC definition of "electric utility." If Great Bay is an "electric utility," then Great Bay may satisfy the NRC decommissioning requirements through its monthly payments into a decommissioning trust fund. See
"-- Decommissioning." If Great Bay is not an "electric utility," the NRC could require that Great Bay provide a surety bond or other allowable funding assurance mechanism.

     The temporary exemption granted Great Bay six months to establish itself as an "electric utility" or obtain a surety bond or other allowable decommissioning funding mechanism. In February 1997, Great Bay requested that the NRC reconsider the staff's finding that Great Bay does not meet the NRC definition of "electric utility." Great Bay also requested that the NRC consider granting an extension to the temporary exemption as an alternative to making a final determination at that time as to whether Great Bay is an "electric utility" under the NRC definition.

     On July 23, 1997, the NRC staff reaffirmed its finding that Great Bay is not an "electric utility" and issued a one-year exemption to Great Bay from the obligation of Great Bay to comply with the NRC's regulations applicable to a non "electric utility" owner of an interest in a nuclear power plant. The exemption gives Great Bay until the earlier of July 23, 1998 or 90 days following the effective date of any revisions to the NRC's regulations regarding the NRC's definition of "electric utility" to obtain a surety bond or other allowable decommissioning funding assurance mechanism for Great Bay's decommissioning liability related to its ownership in Seabrook.

     On September 10, 1997, the NRC issued a proposed rule that would amend the definition of "electric utility." The Company believes that Great Bay would not be an "electric utility" under the proposed new definition. The NRC requested and received comments in November 1997 on the proposed rule, but has not

                             BAYCORP HOLDINGS, LTD.

issued a final rule or amendments to the proposed rule. The Company cannot predict when or if a revision to the NRC's definition of "electric utility" will become effective or what form it could take.

     On January 23, 1998, Great Bay filed with the NRC a six-month status report on Great Bay's efforts to obtain a surety bond or other allowable decommissioning funding assurance mechanism. After an exhaustive survey of the insurance market, Great Bay notified the NRC that no such surety or insurance product is currently available on financially reasonable terms.

     On January 30, 1998, Great Bay filed a petition with the NRC seeking a determination by the NRC that acceleration of decommissioning trust fund payments provides reasonable assurance of decommissioning funding under NRC regulations, or, in the alternative, merits the issuance by the NRC of a permanent exemption to Great Bay. In its petition, Great Bay proposes to contribute sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund after 2015, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026.

     The Company cannot predict whether Great Bay's accelerated funding proposal will be acceptable to the NRC or whether the NRC will grant a permanent exemption to Great Bay. Failure to obtain relief may have a material adverse effect on Great Bay's business, financial condition, liquidity or results of operations.

3.  TAXES ON INCOME

     The following is a summary of the (benefit) provision for income taxes for the years ended December 31, 1997, 1996 and 1995:

                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
                                                                          (000'S)
Federal
  Current.............................................    $(8,081)        $(3,111)        $(8,065)
  Deferred............................................      8,081           3,111           8,011
                                                          -------         -------         -------
                                                                0               0             (54)
State
  Current.............................................     (1,927)           (742)         (1,923)
  Deferred............................................      1,927             742           1,923
                                                          -------         -------         -------
                                                                0               0               0
                                                          -------         -------         -------
Total (benefit) provision.............................    $     0         $     0         $   (54)
                                                          =======         =======         =======

                             BAYCORP HOLDINGS, LTD.

     Accumulated deferred income taxes consisted of the following at December 31, 1997 and 1996:

                                                                1997        1996
                                                              --------    --------
                                                                    (000'S)
Assets
  Net operating loss carryforwards..........................  $ 76,622    $ 67,847
  Decommissioning expense...................................     2,852       1,530
  Unfunded pension expense..................................       542         395
  Accrued outage expense....................................       163         727
  Inventory.................................................       337         126
  Other, net................................................        59          19
Liabilities
  Utility plant.............................................   (19,230)    (13,743)
                                                              --------    --------
Accumulated deferred income tax asset.......................    61,345      56,902
Valuation allowance.........................................   (61,345)    (56,902)
                                                              --------    --------
Accumulated deferred income tax asset, net..................  $      0    $      0
                                                              ========    ========

     The total income tax provision set forth above represents 0% in the years ended December 31, 1997, 1996 and 1995. The following table reconciles the statutory federal income tax rate to those percentages:

                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1997            1996            1995
                                                        ------------    ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
(Loss) Income before taxes............................    $(11,215)       $ 4,100         $(6,113)
Federal statutory rate................................          34%            34%             34%
Federal income tax (benefit) expense at statutory
  levels..............................................      (3,813)         1,394          (2,078)
Increase (Decrease) from statutory levels
  State tax net of federal tax benefit................        (513)           205          (1,269)
  Valuation allowance.................................       4,442         (1,887)          2,703
  Income of decommissioning trust.....................           0              0             305
  Other...............................................        (116)           288             285
                                                          --------        -------         -------
Effective federal income tax expense..................    $      0        $     0         $   (54)
                                                          ========        =======         =======

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below, and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized will be allocated directly to paid in capital.

     For federal income tax purposes, as of December 31, 1997, the Company had net operating loss carry forwards ("NOLs") of approximately $196 million, which are scheduled to expire between 2005 and 2012. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $60 million of NOLs are not currently subject to such limitations.

                             BAYCORP HOLDINGS, LTD.

4.  COMMON STOCK RESTRICTIONS

     Neither the Company nor Great Bay has ever paid cash dividends on its common stock in the past. BayCorp currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

5.  CAPITAL EXPENDITURES

     The Company's cash construction expenditures, including nuclear fuel, are estimated to be approximately $7.4 million in 1998 and to aggregate approximately $18.1 million for the years 1999 through 2002.

6.  PURCHASED POWER AGREEMENTS

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power that provides for Great Bay to sell to UNITIL Power approximately 10 MW of power. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is
5.18 cents per kilowatt-hour ("kWh"). In May 1998 and annually thereafter, the price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL Power has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The average price per kWh and the contract formula rate in the contract are fixed over the life of the contract, so that any excess cash received in the beginning of the contract will be returned by the end of the contract, provided the contract does not terminate early. The difference between revenue billed under each rate is recorded in a "Balance Account" which increases annually to $4.1 million in July 1998, then decreases annually, reaching zero in July 2001. Therefore, contract revenue is recorded under Generally Accepted Accounting Principles and Emerging Issues Task Force Ruling 91-6 based on the contract rates and no liability for the "Balance Account" is recognized provided that it is not probable that the contract will terminate early. If the UNITIL Purchased Power Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL Power. Management believes it is not probable that either party will terminate this contract prior to the end of its initial term.

     To secure the obligations of Great Bay under the UNITIL Purchased Power Agreement, including the obligation to repay UNITIL Power the amount in the Balance Account, the UNITIL Purchased Power Agreement grants UNITIL Power a mortgage on Great Bay's interest in the Seabrook Project. This mortgage may be subordinated to first mortgage financing of up to a maximum amount of $80,000,000. The UNITIL Power Purchase Agreement further provides that UNITIL Power's mortgage will rank pari passu with other mortgages that may hereafter be granted by Great Bay to other purchasers of power from Great Bay to secure similar obligations, provided that (i) the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest may not exceed $80,000,000, and (ii) the combined total of all second mortgages on the Seabrook Interest may not exceed the sum of (a) $80,000,000 less the total amount of Great Bay's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

     Great Bay is also party to a Purchased Power Agreement, dated November 9, 1995 (the "Bangor Purchased Power Agreement"), with Bangor Hydro-Electric Company ("Bangor Hydro") pursuant to which Bangor Hydro agreed to purchase from Great Bay, subject to increase or reduction under certain circumstances, 10 MW of electricity during the months of January through March 1996 and for the months of November 1996 through March 1997 and November 1997 through March 1998. Pursuant to the Bangor Purchased Power Agreement, Great Bay also granted to Bangor Hydro an extension option to purchase from

                             BAYCORP HOLDINGS, LTD.

Great Bay, under certain circumstances, up to 10 MW of electricity for the months of November 1998 through March 1999 and November 1999 through March 2000. This option must be exercised by October 22, 1998.

7.  PECO SERVICES AGREEMENT AND WARRANT AGREEMENT

     Great Bay and PECO Energy Company ("PECO") entered into a Services Agreement as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as Great Bay's exclusive agent to market and sell Great Bay's uncommitted portion of electricity generated by the Seabrook Project. Proceeds from the sale of Great Bay's electricity together with reservation fees payable by PECO to Great Bay were shared between Great Bay and PECO in accordance with formulas set forth in the PECO Services Agreement. In addition, PECO committed, under certain circumstances, to provide back-up power during periods in which power was partially or totally unavailable from the Seabrook Project. The PECO Services Agreement became effective on December 31, 1995 and had initially provided for a term of two years.

     At the time that Great Bay entered into the PECO Services Agreement, Great Bay entered into a Warrant Purchase Agreement (the "PECO Warrant Purchase Agreement") pursuant to which, on February 15, 1996, PECO purchased a warrant from Great Bay for $1,000,000. This warrant entitled PECO to purchase 4.99% of the total shares outstanding, at that time, of the Company's Common Stock for approximately $4.1 million.

     On September 30, 1996, PECO exercised its warrant and purchased 417,800 shares, or 4.99% at that time, of Great Bay's Common Stock at a price of $9.75 per share. As a result of the exercise of the warrant by PECO, the PECO Services Agreement was automatically extended through December 31, 1998. In addition, the parties agreed to extend the PECO Services Agreement for an additional year through December 31, 1999. Under the terms of the warrant, the $1,000,000 received for the purchase of the warrant was credited towards the purchase price for the newly issued shares. Thus, Great Bay received an additional $3.1 million as a result of PECO's exercise of the warrant.

     On February 12, 1998, Great Bay sent a letter to PECO informing PECO that Great Bay had terminated PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. On March 10, 1998, PECO filed a motion seeking to prevent Great Bay from terminating the PECO Services Agreement. At that time, PECO also filed counterclaims seeking damages for alleged breach of contract and alleged loss of good will and harm to PECO's reputation. See "Subsequent Events."

     As of March 1, 1998, Great Bay assumed all marketing responsibilities from PECO. Great Bay expects there will be no interruption in its ability to market its power in the New England region.

8.  TRANSACTIONS WITH RELATED PARTIES

     In addition to the transactions with PECO discussed in Footnote 7, the Company has the following related party transaction.

     Under the PECO Services Agreement, PECO acted as the Company's exclusive agent to market and sell the Company's approximately 130MW of uncommitted capacity generated by the Company's 12% ownership in the Seabrook Nuclear Power Plant. This Services Agreement commenced on November 3, 1995 and had been extended through December 31, 1999. PECO paid the Company a reservation fee based on the hours during which Seabrook generates energy. The Company paid PECO a service fee based on net revenues and a Seabrook operating capacity factor. This service from PECO was expected to permit the Company to compete

                             BAYCORP HOLDINGS, LTD.

more effectively for firm, all requirements power contracts. This arrangement also provided for the Company and PECO to jointly pursue other opportunities that were intended to maximize the value of the Company's interest in Seabrook. For the year ended December 31, 1997, the Company expensed $1,813,062 for PECO's net marketing fees.

     On February 12, 1998, Great Bay sent a letter to PECO informing PECO that Great Bay had terminated PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. On March 10, 1998, PECO filed a motion seeking to prevent Great Bay from terminating the PECO Services Agreement. At that time, PECO also filed counterclaims seeking damages for alleged breach of contract and alleged loss of good will and harm to PECO's reputation. See "Subsequent Events."

8.  STOCK OPTION PLAN

     On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "Plan"), which received shareholder approval at the Company's annual meeting on April 16, 1996. The purpose of the Plan is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company's future growth and success. Options granted pursuant to the Plan may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or non-statutory options which are not intended to meet the requirements of Section
422. The maximum number of shares of Common Stock that may be issued and sold under the Plan is 600,000 shares. The Plan will be administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to shareholder approval in certain instances.

     Upon the merger of Great Bay and a newly-formed wholly-owned subsidiary of BayCorp on January 24, 1997, each holder of Great Bay options under the Great Bay Option Plan was granted substitute options by BayCorp under the BayCorp Stock Option Plan to purchase an equal number of shares of BayCorp Common Stock on the same terms and at the same exercise price per share as presently provided for by the Great Bay Options. The BayCorp Stock Option Plan is identical to the Great Bay Stock Option Plan. The Great Bay Stock Option Plan was terminated as of the effective date of the merger.

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

                                                              (DOLLARS IN THOUSANDS)
                                                               1997             1996
                                                             --------          ------
Net Income:  As Reported...................................  $(11,215)         $4,100
             Pro Forma.....................................   (11,414)          3,475
EPS:         As Reported...................................  $  (1.35)         $ 0.51
             Pro Forma.....................................     (1.38)           0.43

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in

                             BAYCORP HOLDINGS, LTD.

future years. A summary of the Company's stock option plan at December 31, 1997, 1996 and 1995, and changes during the years then ended, is presented in the table and narrative below:

                                                            1997                     1996
                                                     -------------------      -------------------
                                                     WTD AVG                  WTD AVG
                                                     SHARES     EX PRICE      SHARES     EX PRICE
                                                     -------    --------      -------    --------
Outstanding at beg. of year........................  445,000     $8.15        335,000     $8.17
Granted............................................   60,000      7.33        110,000      8.09
Exercised..........................................       --        --             --
Forfeited..........................................       --        --             --
Expired............................................       --        --             --
Outstanding at end of year.........................  505,000      8.05        445,000      8.15
Exercisable at end of year.........................  425,000      8.04        285,000      8.17
Weighted average fair value of options granted.....  $  3.32                  $  4.51

     The 505,000 options outstanding at December 31, 1997 have exercise prices between $7.25 and $9, with a weighted average price of $8.05, and a remaining weighted average contractual life of 5.8 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995 respectively: weighted average risk-free interest rates of 6.7, 6.7 and 6.8 percent; expected dividend yields of 0 percent; weighted average expected lives of 7, 6 and 9 years; and expected volatility of 27 percent.

9.  NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the FASB issued SFAS 128, "Earnings Per Share" effective for both interim and annual periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). The Company has adopted SFAS 128 and it did not have any material impact on the Company's computation and presentation of basic EPS.

10.  PROPERTY TAXES

     For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. Great Bay paid the 1994, 1995 and half of the 1996 property taxes billed by the Towns of Seabrook, Hampton and Hampton Falls, New Hampshire (collectively, the "Towns") but withheld payment of the second half of the 1996 property taxes billed by the Towns, based on Great Bay's position that the portion of 1996 property taxes paid to the Towns exceeded the amount of the total 1996 property taxes appropriately payable by Great Bay to the Towns. Great Bay also withheld the first half of its 1997 property taxes to the Towns. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals. The appeals are currently pending and a hearing on the first phase of these appeals is scheduled for May 12, 1998.

     In December 1996, eight of the Joint Owners of the Seabrook Project (the "Demanding Joint Owners") served a demand on Great Bay for arbitration of a dispute between Great Bay and the Demanding Joint Owners concerning the allocation among the joint owners of real property taxes assessed by the Towns against the Seabrook Project. Great Bay claimed that the Joint Owners Agreement does not provide for allocation of real estate tax liabilities in proportion to each joint owner's ownership interest in the Seabrook Project. The Demanding Joint Owners claimed that real estate taxes should be allocated in accordance with each Participant's ownership interest.

                             BAYCORP HOLDINGS, LTD.

     In September 1997, the arbitrator issued a decision requiring Great Bay to pay its share of all property taxes assessed upon the Seabrook Project in a single tax bill in accordance with Great Bay's percentage ownership in the Seabrook Project. Accordingly, in October 1997, Great Bay paid under protest $3,168,903 for property taxes and accrued interest for the second half of 1996 and the first half of 1997 to the Towns. In December 1997, Great Bay paid $1,266,194 for property taxes due to the Towns for the second half of 1997.

     The arbitrator's decision does not affect the tax abatement litigation pending against the Towns for tax years 1994 through 1997, nor does it affect Great Bay's ability to assert that it is entitled to a separate tax bill and assessment from the Towns. In addition, on February 28, 1997 and February 27, 1998, NAESCO, the current managing agent for the Seabrook Project, purported to file tax abatement applications on behalf of all the Joint Owners for the 1996 and 1997 tax years, respectively.

11.  SUBSEQUENT EVENTS

     On February 12, 1998, Great Bay sent a letter to PECO informing PECO that Great Bay intended to terminate PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. In its complaint, Great Bay alleges that (i) PECO has entered into a number of wholesale power agreements in its own name and for its own benefit without bringing these opportunities to Great Bay's attention or submitting bids on behalf of Great Bay and (ii) PECO failed to offer Great Bay's power on a firm basis to customers as required under the PECO Services Agreement. On February 27, 1998, Great Bay sent a letter to PECO notifying PECO that the Services Agreement was terminated.

     On March 10, 1998, PECO filed a motion in the United States District Court for the District of New Hampshire for a preliminary injuction to prevent Great Bay from terminating the PECO Services Agreement. At that time, PECO also filed counterclaims seeking damages in an amount in excess of $5,000,000 for alleged breach of contract, alleged loss of goodwill and alleged harm to PECO's reputation. PECO's counterclaim contained seven counts: breach of contract/wrongful termination, breach of exclusivity promise, breach of the covenant of good faith and fair dealing, unjust enrichment, defamation, unfair trade practices and an action for declaratory judgment. Great Bay believes that PECO's motion and counterclaims are without merit. Great Bay intends to vigorously pursue its claims against PECO. On March 19, 1998, a hearing was held on PECO's motion for a preliminary injuction. The judge took the matter under advisement and is expected to issue a decision shortly.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BayCorp Holdings, Ltd.

March 24, 1998                            By:    /s/ JOHN A. TILLINGHAST
                                            ------------------------------------
                                                    John A. Tillinghast
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

           /s/ JOHN A. TILLINGHAST             President, Treasurer and Chief          March 24, 1998
---------------------------------------------  Executive Officer (principal executive
             John A. Tillinghast               officer, principal financial officer
                                               and principal accounting officer)

                                               Director
---------------------------------------------
             Kenneth A. Buckfire

           /s/ STANLEY I. GARNETT              Director                                March 24, 1998
---------------------------------------------
             Stanley I. Garnett

             /s/ ANDREW J. KURTZ               Director                                March 24, 1998
---------------------------------------------
               Andrew J. Kurtz

                                               Director
---------------------------------------------
            Charles A. Leeds, Jr.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1      --   Certificate of Incorporation of the Registrant.(1)
 3.2      --   By-laws of the Registrant.(1)
10.1      --   Agreement Between Bangor Hydro-Electric Company, Central
               Maine Power Company, Central Vermont Public Service
               Corporation, Fitchburg Gas and Electric Light Company, Maine
               Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20,
               1986.(2)
10.2      --   Limited Guaranty by Eastern Utilities Associates of
               Decommissioning Costs in favor of Joint Owners of the
               Seabrook Project, dated May 5, 1990.(2)
10.3      --   Composite Agreement for Joint Ownership, Construction and
               Operation of New Hampshire Nuclear Units, as amended, dated
               November 1, 1990.(2)
10.4      --   Seventh Amendment to and Restated Agreement for Seabrook
               Project Disbursing Agent as amended through and including
               the Second Amendment, by and among North Atlantic Energy
               Service Corporation, Great Bay Power Corporation and other
               Seabrook Project owners, dated November 1, 1990.(2)
10.5      --   Seabrook Project Managing Agent Operating Agreement by and
               among the North Atlantic Energy Service Corporation, Great
               Bay Power Corporation and parties to the Joint Ownership
               Agreement, dated June 29, 1992.(2)
10.6      --   Settlement Agreement by and among EUA Power Corporation,
               Eastern Utilities Associates and the Official Bondholders'
               Committee, dated November 18, 1992.(2)
10.7      --   Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated April 26, 1993.(2)
10.8      --   Power Purchase Option Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated April 26,
               1993.(2)
10.9      --   Second Mortgage and Security Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated December
               22, 1993.(2)
10.10     --   Third Mortgage and Security Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated December
               22, 1993.(2)
10.11     --   Registration Rights Agreement between Great Bay Power
               Corporation and the Selling Stockholders, dated April 7,
               1994 (the "Registration Rights Agreement").(2)
10.12     --   Amendment to Registration Rights Agreement between Great Bay
               Power Corporation and the Selling Stockholders, dated
               November 23, 1994.(2)
10.13     --   Stock and Subscription Agreement among Great Bay Power
               Corporation and the Selling Stockholders, dated April 7,
               1994.(2)
10.14     --   Acknowledgment and Amendment to Stock and Subscription
               Agreement, dated November 23, 1994.(2)
10.15     --   Settlement Agreement by and among Great Bay Power
               Corporation, the Official Bondholders' Committee and the
               Selling Stockholders, dated September 9, 1994.(2)
10.16     --   Letter Agreement, dated December 20, 1994, between Great Bay
               Power Corporation and the Selling Stockholders amending
               Registration Rights Agreement, as previously amended on
               November 23, 1994.(2)
10.17     --   Letter Agreement, dated March 29, 1995, between Great Bay
               Power Corporation and the Selling Stockholders amending
               Registration Rights Agreement, as previously amended on
               November 23, 1994 and December 20, 1994.(2)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.18     --   Employment Agreement between John A. Tillinghast and Great
               Bay Power Corporation, dated October 8, 1996.(3)(8)
10.19     --   Incentive Stock Option Agreement, dated as of April 24,
               1995, by and between John A. Tillinghast and Great Bay Power
               Corporation.(4)(8)
10.20     --   Employment Agreement between Frank W. Getman Jr. and Great
               Bay Power Corporation, dated August 1, 1995.(5)(8)
10.21     --   Amendment No. 1 to Employment Agreement between Frank W.
               Getman Jr. and Great Bay Power Corporation, dated September
               17, 1996.(3)(8)
10.22     --   Incentive Stock Option Agreement, dated as of August 1,
               1995, by and between Frank W. Getman Jr. and Great Bay Power
               Corporation.(4)(8)
10.23     --   Incentive Stock Option Agreement, dated as of September 17,
               1996, by and between Frank W. Getman Jr. and Great Bay Power
               Corporation.(3)(8)
10.24     --   Services Agreement between PECO Energy Company and Great Bay
               Power Corporation, dated November 3, 1995.(6)(7)
10.25     --   Warrant Purchase Agreement between PECO Energy Company and
               Great Bay Power Corporation, dated November 3, 1995.(5)
10.26     --   1996 Stock Option Plan of the Registrant.(1)(8)
21.1      --   List of Subsidiaries of the Registrant.(9)
23.1      --   Consent of Arthur Andersen LLP.(9)

---------------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration Statement 333-3362) filed on July 12, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 26, 1997 and incorporated herein by reference.

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

(9) Filed as an exhibit to this Annual Report on Form 10-K.

BOARD OF DIRECTORS

JOHN A. TILLINGHAST
Chairman of the Board
President

KENNETH A. BUCKFIRE
Managing Director,
Wasserstein Perella & Co.

STANLEY I. GARNETT
Executive Vice President
Florida Progress Corporation

ANDREW J. KURTZ
Portfolio Manager,
Elliot Associates, L.P.

CHARLES A. LEEDS, JR.
Portfolio Manager,
Omega Advisors, Inc.

OFFICERS

JOHN A. TILLINGHAST
Chairman of the Board
Chief Executive Officer
President
Treasurer

FRANK W. GETMAN JR.
Chief Operating Officer
General Counsel
Secretary

CORPORATE COUNSEL

Hale and Dorr LLP
60 State Street
Boston, Massachusetts 02109

TRANSFER AGENT

American Stock Transfer and Trust Company
40 Wall Street
New York, New York 10005

INDEPENDENT AUDITORS

Arthur Andersen LLP
225 Franklin Street
Boston, Massachusetts 02110

CORPORATE OFFICES

Cocheco Falls Millworks,
100 Main Street, Suite 201
Dover, New Hampshire 03820-3835

ANNUAL MEETING

The Annual Meeting of Stockholders
will be held on May 5, 1998
at 10:00 a.m. EST at the offices of the
American Stock Exchange, 86 Trinity Place,
New York, New York.

FORM 10-K

For a copy of the Form 10-K Annual Report filed with the Securities and Exchange
Commission, write to the Company's Corporate
Offices or call (603) 742-3388.

STOCK INFORMATION

The Company's stock is listed on
the American Stock Exchange under
the symbol 'MWH'.

                                 [RECYCLE LOGO]

                        (LOGO) Printed on Recycled Paper