Form 10-K/A
period 1997-12-31
BAYCORP HOLDINGS LTD
filed 1998-04-16
CIK 1012127

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 1


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

                                          BayCorp Holdings, Ltd.


April 16, 1998                            By:    /s/ JOHN A. TILLINGHAST

                                            ------------------------------------
                                                    John A. Tillinghast

                                                         President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1      --   Certificate of Incorporation of the Registrant.(1)
 3.2      --   By-laws of the Registrant.(1)
10.1      --   Agreement Between Bangor Hydro-Electric Company, Central
               Maine Power Company, Central Vermont Public Service
               Corporation, Fitchburg Gas and Electric Light Company, Maine
               Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20,
               1986.(2)
10.2      --   Limited Guaranty by Eastern Utilities Associates of
               Decommissioning Costs in favor of Joint Owners of the
               Seabrook Project, dated May 5, 1990.(2)
10.3      --   Composite Agreement for Joint Ownership, Construction and
               Operation of New Hampshire Nuclear Units, as amended, dated
               November 1, 1990.(2)
10.4      --   Seventh Amendment to and Restated Agreement for Seabrook
               Project Disbursing Agent as amended through and including
               the Second Amendment, by and among North Atlantic Energy
               Service Corporation, Great Bay Power Corporation and other
               Seabrook Project owners, dated November 1, 1990.(2)
10.5      --   Seabrook Project Managing Agent Operating Agreement by and
               among the North Atlantic Energy Service Corporation, Great
               Bay Power Corporation and parties to the Joint Ownership
               Agreement, dated June 29, 1992.(2)
10.6      --   Settlement Agreement by and among EUA Power Corporation,
               Eastern Utilities Associates and the Official Bondholders'
               Committee, dated November 18, 1992.(2)
10.7      --   Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated April 26, 1993.(2)
10.8      --   Power Purchase Option Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated April 26,
               1993.(2)
10.9      --   Second Mortgage and Security Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated December
               22, 1993.(2)
10.10     --   Third Mortgage and Security Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated December
               22, 1993.(2)
10.11     --   Registration Rights Agreement between Great Bay Power
               Corporation and the Selling Stockholders, dated April 7,
               1994 (the "Registration Rights Agreement").(2)
10.12     --   Amendment to Registration Rights Agreement between Great Bay
               Power Corporation and the Selling Stockholders, dated
               November 23, 1994.(2)
10.13     --   Stock and Subscription Agreement among Great Bay Power
               Corporation and the Selling Stockholders, dated April 7,
               1994.(2)
10.14     --   Acknowledgment and Amendment to Stock and Subscription
               Agreement, dated November 23, 1994.(2)
10.15     --   Settlement Agreement by and among Great Bay Power
               Corporation, the Official Bondholders' Committee and the
               Selling Stockholders, dated September 9, 1994.(2)
10.16     --   Letter Agreement, dated December 20, 1994, between Great Bay
               Power Corporation and the Selling Stockholders amending
               Registration Rights Agreement, as previously amended on
               November 23, 1994.(2)
10.17     --   Letter Agreement, dated March 29, 1995, between Great Bay
               Power Corporation and the Selling Stockholders amending
               Registration Rights Agreement, as previously amended on
               November 23, 1994 and December 20, 1994.(2)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.18     --   Employment Agreement between John A. Tillinghast and Great
               Bay Power Corporation, dated October 8, 1996.(3)(8)
10.19     --   Incentive Stock Option Agreement, dated as of April 24,
               1995, by and between John A. Tillinghast and Great Bay Power
               Corporation.(4)(8)
10.20     --   Employment Agreement between Frank W. Getman Jr. and Great
               Bay Power Corporation, dated August 1, 1995.(5)(8)
10.21     --   Amendment No. 1 to Employment Agreement between Frank W.
               Getman Jr. and Great Bay Power Corporation, dated September
               17, 1996.(3)(8)
10.22     --   Incentive Stock Option Agreement, dated as of August 1,
               1995, by and between Frank W. Getman Jr. and Great Bay Power
               Corporation.(4)(8)
10.23     --   Incentive Stock Option Agreement, dated as of September 17,
               1996, by and between Frank W. Getman Jr. and Great Bay Power
               Corporation.(3)(8)
10.24     --   Services Agreement between PECO Energy Company and Great Bay
               Power Corporation, dated November 3, 1995.(6)(7)
10.25     --   Warrant Purchase Agreement between PECO Energy Company and
               Great Bay Power Corporation, dated November 3, 1995.(5)
10.26     --   1996 Stock Option Plan of the Registrant.(1)(8)
21.1      --   List of Subsidiaries of the Registrant.(9)
23.1      --   Consent of Arthur Andersen LLP.


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


(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.