Form 10-Q
period 1998-03-31
BAYCORP HOLDINGS LTD
filed 1998-05-12
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                  March 31, 1998
                                                     --------------

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

Yes  [X]     No [ ]

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [X]     No [ ]


              Class                                  Outstanding at May 7, 1998
--------------------------------                     --------------------------
Stock, $0.01 Par Value per Share                            8,262,748

                             BAYCORP HOLDINGS, LTD.


                                      INDEX


PART I - FINANCIAL INFORMATION:

     Item 1 - Financial Statements:

     Consolidated Statements of Income and Comprehensive
     Income - Three Months Ended March 31, 1998 and 1997..................     3

     Consolidated Balance Sheets at March 31, 1998
       and December 31, 1997..............................................   4-5

     Consolidated Statements of Cash Flows - Three
       Months Ended March 31, 1998 and 1997...............................     6

     Notes to Financial Statements........................................  7-12

     Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations:............................... 12-15


PART II - OTHER INFORMATION:

     Item 1 - Legal Proceedings...........................................    15

     Item 6 - Exhibits and Reports on Form 8-K............................    16

     Signature............................................................    17

     Exhibit Index........................................................    18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                           Three Months     Three Months
                                               Ended           Ended
                                          March 31, 1998   March 31, 1997
                                          --------------   --------------

Operating Revenues                          $    7,443       $    8,437

Operating Expenses:
  Production                                     4,899            4,394
  Transmission                                     213              220
  Administrative & General                       1,781            1,933
  Depreciation & Amortization                      877              863
  Taxes other than Income                        1,060            1,162
                                            ----------       ----------
      Total Operating Expenses                   8,830            8,572
                                            ----------       ----------

Operating Loss                                  (1,387)            (135)

Other (Income) Deductions:
  Interest and Dividend Income                    (352)            (402)
  Decommissioning Cost Accretion                   713              666
  Decommissioning Trust Fund Income               (109)            (111)
  Unit 2 Sales and Other Deductions                 26                0
                                            ----------       ----------
      Total Other Deductions                       278              153
                                            ----------       ----------

Loss Before Income Taxes                        (1,665)            (288)

Income Taxes                                         0                0
                                            ----------       ----------

Net Loss                                    $   (1,665)      $     (288)

Other Comprehensive Income, Net of Tax
  Unrealized Gains on Securities                    63                9
Comprehensive Income (Loss)                 $   (1,602)      $     (279)
                                            ==========       ==========

Weighted Average Shares Outstanding          8,264,192        8,320,869

Basic and Diluted Loss Per Share            $    (0.20)      $    (0.03)












 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                           March 31,     December 31,
                                             1998           1997
                                           ---------     ------------
ASSETS:
Current Assets:
  Cash & Cash equivalents                  $  4,351       $  3,270
  Short-term Investments, at market           9,613         15,822
  Accounts Receivable                         5,573            465
  Materials & Supplies, net                   4,289          3,816
  Prepayments & Other Assets                  2,662          1,570
                                           --------       --------
      Total Current Assets                   26,488         24,943
                                           --------       --------

Property, Plant, & Equipment:
  Utility Plant                             110,433        108,584
  Less: Accumulated Depreciation            (10,585)        (9,758)
                                           --------       --------
  Net Utility Plant                          99,848         98,826

  Nuclear Fuel                               15,108         15,076
  Less: Accumulated Amortization             (7,743)        (6,717)
                                           --------       --------
  Net Nuclear Fuel                            7,365          8,359

      Net Property, Plant & Equipment       107,213        107,185

Other Assets:
  Decommissioning Trust Fund                  8,541          8,025
  Deferred Debits & Other                        14              5
                                           --------       --------
      Total Other Assets                      8,555          8,030
                                           --------       --------

TOTAL ASSETS                               $142,256       $140,158
                                           ========       ========






 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            March 31,    December 31,
                                                              1998           1997
                                                            ---------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                     $    250       $    270
  Taxes Accrued                                                  903              0
  Miscellaneous Current Liabilities                            1,910          1,594
                                                            --------       --------
          Total Current Liabilities                            3,063          1,864

Operating Reserves:
  Decommissioning Liability                                   58,056         55,846
  Miscellaneous Other                                            564            564
                                                            --------       --------
          Total Operating Reserves                            58,620         56,410

Other Liabilities & Deferred Credits                           4,108          3,745

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,417,800                          84             84
   Less: Treasury Stock - 155,052 and 145,000 shares,
   respectively, at cost                                      (1,240)        (1,168)
   Additional paid-in capital                                 92,100         92,100
   Accumulated Other Comprehensive Income                        178            115
   Accumulated Deficit                                       (14,657)       (12,992)
                                                            --------       --------
          Total Stockholders' Equity                          76,465         78,139
                                                            --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $142,256       $140,158
                                                            ========       ========






(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 1998     March 31, 1997
                                                             --------------     --------------

Net cash flow from operating activities:

    Net (Loss)                                                  $(1,665)          $   (288)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Depreciation                                               877                863
         Amortization of nuclear fuel                             1,026              1,078
         Decommissioning trust accretion                            713                666
         Decommissioning trust interest                            (109)              (111)
         (Increase) decrease in accounts receivable              (5,107)               243
         Increase in materials & supplies                          (518)              (209)
         Increase in prepaids and other assets                   (1,101)            (2,844)
         Decrease in accounts payable                               (20)               (16)
         Increase in taxes accrued                                  902                962
         Other                                                      696             (1,519)
                                                                -------           --------
Net cash used in operating activities                            (4,306)            (1,175)
                                                                -------           --------

Net cash flows provided by (used in) investing activities:
  Utlility plant additions                                         (363)              (476)
  Nuclear fuel additions                                            (32)            (1,387)
  Payments to decommissioning fund                                 (289)              (277)
  Short term investments, net                                     6,142              1,199
                                                                -------           --------
Net cash provided by (used in) investing activities               5,458               (941)
                                                                -------           --------

Net cash used in financing activities:
  Reacquired Capital Stock                                          (71)              (336)
                                                                -------           --------
Net cash used in financing activities                               (71)              (336)
                                                                -------           --------

Net increase (decrease) in cash and cash equivalents              1,081             (2,452)
Cash and cash equivalents, beginning of period                    3,270             16,412
                                                                -------           --------
Cash and cash equivalents, end of period                        $ 4,351           $ 13,960
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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

                             BAYCORP HOLDINGS, LTD.



         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current period charge are as follows:

                                     Unrealized Gains         Accumulated Other
                                      on Securities         Comprehensive Income

Beginning Balance                       $115,000                 $115,000
Current Period Charge                     63,000                   63,000
                                        --------                 --------
Ending Balance                          $178,000                 $178,000
                                        ========                 ========

NOTE C - COMMITMENTS AND CONTINGENCIES

NUCLEAR POWER, ENERGY AND UTILITY REGULATION

         The Seabrook Project and Great Bay, as part owner of a licensed nuclear facility, are subject to the broad jurisdiction of the Nuclear Regulatory Commission ("NRC"), which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay has been, and will be, affected to the extent of its proportionate share by the cost of any NRC requirements applicable to Seabrook Unit I.

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

UTILITY DEREGULATION; PUBLIC CONTROVERSY CONCERNING NUCLEAR POWER PLANTS

         The NHPUC and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay sells electricity are considering or have

                             BAYCORP HOLDINGS, LTD.




implemented initiatives relating to the deregulation of the utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, the New England Power Pool ("NEPOOL") is restructuring to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. NEPOOL's restructuring is designed to function efficiently in a changing electric power industry and to permit regional transmission at rates that do not vary with distance. In conjunction with NEPOOL's restructuring, a new entity, ISO New England, Inc., has been formed to insure system reliability and to oversee the newly formed deregulated generation markets. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay believes it is a low-cost producer of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on Great Bay.

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

DECOMMISSIONING LIABILITY

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Seabrook Project, is approximately $473 million in 1997 dollars and $2.2 billion in 2026 dollars, assuming a remaining 28 year life for the facility and a future escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of March 31, 1998 is approximately $58.1 million.

          During the first quarter of 1996, Great Bay began to accrete its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $50.2 million as December 31, 1995 to $58.1 million as of March 31, 1998.

         The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions based on factors such as labor

                             BAYCORP HOLDINGS, LTD.





and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term.

         The Staff of the Securities and Exchange Commission (the "SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has agreed to review the accounting for nuclear decommissioning costs. In 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." The FASB continues to work on this project. Either a revised exposure draft or a final statement may be issued in 1998. Great Bay's accounting for decommissioning was based on the FASB's original tentative conclusions. If the current exposure draft is adopted or accounting practices for nuclear power plant decommissioning are changed, Great Bay's decommissioning liability and annual provision for decommissioning could change relative to amounts reflected in the financial statements. The Company is unable to predict the impact, if any, changes in the current accounting will have on the Company's financial statements.

         Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay, would remain liable for the excess. The amount required to be deposited in the trust fund is subject to periodic review and adjustment by the NDFC, which could result in material increases in such amounts. Based on the currently approved funding schedule, Great Bay's decommissioning payments will be approximately$1.2 million in 1998 and escalate at 4% each year thereafter through 2026.

         On November 15, 1992, Great Bay, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities Associates ("EUA"), entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

         In January 1997 and July 1997, the NRC staff ruled that Great Bay did not satisfy the NRC definition of "electric utility." If the NRC does not reverse its ruling, Great Bay would have to comply with the NRC regulations applicable to non "electric utility" owners of interests in nuclear power plants, including less favorable decommissioning funding requirements.

         In January 1998, Great Bay filed a petition with the NRC seeking NRC approval of Great Bay's proposal to fund decommissioning obligations. Great Bay's petition also sought, in the alternative, an NRC permanent exemption from the obligation of Great Bay to comply with the NRC regulations applicable to non "electric utility" owners of interests in nuclear power plants.

         The Company cannot predict whether Great Bay's funding proposal will be acceptable to the NRC or whether the NRC will grant a permanent exemption to Great Bay. Failure to obtain relief may have a material adverse effect on Great Bay's business, financial condition, liquidity or results of operation.

                             BAYCORP HOLDINGS, LTD.




LIQUIDITY AND CAPITAL EXPENDITURES

         BayCorp anticipates that its share of the Seabrook Project's capital expenditures for the 1998 fiscal year will total approximately $7.4 million, primarily for nuclear fuel and various capital projects. This estimate is based on the latest projections provided by the managing agent of the Seabrook Project.

         An unscheduled outage began on December 5, 1997 and lasted until January 15, 1998. The Seabrook Project from time to time experiences both scheduled and unscheduled outages. The Company incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation.

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

         Proposed NRC regulations and a review of Great Bay's status as an "electric utility" by the NRC are currently in process and may adversely effect BayCorp's and Great Bay's liquidity, possibly materially. See "Decommissioning Liability."

         On February 12, 1998, Great Bay sent a letter to PECO Energy Company ("PECO") informing PECO that Great Bay intended to terminate PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. In its complaint, Great Bay alleges that (i) PECO has entered into a number of wholesale power agreements in its own name and for its own benefit without bringing these opportunities to Great Bay's attention or submitting bids on behalf of Great Bay and (ii) PECO failed to offer Great Bay's power on a firm basis to customers as required under the PECO Services Agreement. In February 27, 1998, Great Bay sent a letter to PECO notifying PECO that the Services Agreement was terminated.

         On March 10, 1998, PECO filed a motion in the United States District Court for the District of New Hampshire for a preliminary injunction to prevent Great Bay from terminating the PECO Services Agreement. At that time, PECO also filed counterclaims seeking damages for an amount in excess of $5,000,000 for alleged breach of contract, alleged loss of goodwill and alleged harm to PECO's reputation. PECO's counterclaim contained seven counts: breach of contract/wrongful termination,

                             BAYCORP HOLDINGS, LTD.





breach of exclusivity promise, breach of the covenant of good faith and fair dealing, unjust enrichment, defamation, unfair trade practices and an action for declaratory judgment.

          On March 30, 1998, the Court denied PECO's motion for a preliminary injunction. However, in its decision denying PECO's request for a preliminary injunction, the Court found that it is likely that PECO will prevail on its claim that Great Bay wrongfully terminated the PECO Services Agreement. Great Bay and PECO are currently engaged in settlement negotiations. During the pendency of these negotiations, the parties have agreed that they will not take further action in the litigation.

NOTE D - EQUITY

         On October 9, 1997, the Board of Directors of BayCorp adopted a resolution authorizing BayCorp to repurchase up to an additional aggregate of 100,000 shares of BayCorp common stock on the open market or in negotiated transactions. The shareholder groups controlled by Omega Advisors, Inc. and Elliot Associates, L.P., the owners of approximately 57% of the Company's shares outstanding in aggregate, have advised the Company that they do not intend to sell shares in the open market or in negotiated transactions which would be subject to repurchase by the Company under this repurchase program. As of March 31, 1998, the Company had repurchased 10,000 shares at a cost of approximately $71,253, or approximately $7.125 per share, as part of this repurchase program.

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

         An unscheduled outage at the Seabrook Project began on December 5, 1997 and lasted until January 15, 1998. For the three months ended March 31, 1998, the Company has reported a loss of approximately $1,665,000 due to decreased revenues and increased operating costs associated with this unscheduled outage. See "Liquidity and Capital Expenditures."

RESULTS OF OPERATIONS: FIRST QUARTER OF FISCAL 1998 COMPARED TO THE FIRST QUARTER OF FISCAL 1997

Operating Revenues

         Operating Revenues decreased by approximately $994,100, or 11.8%, to $7,443,100 in the first quarter of 1998 as compared to $8,437,200 in the first quarter of 1997. This decrease in revenues was

                             BAYCORP HOLDINGS, LTD.





primarily the result of the unscheduled outage that began in December 1997 and ended on January 15, 1998. For the first quarter of 1998, the capacity factor at the Seabrook plant was 81.2% versus a capacity factor of 100% for the first quarter of 1997. The capacity factor for the first quarter of 1998 was adversely affected by the unscheduled outage referred to above. There were no scheduled or unscheduled outages during the first quarter of 1997. Sales of electricity decreased by approximately 19% to 246,494,100 kilowatt-hours ("kWhs") in the first quarter of 1998 as compared to 304,475,500 kWhs in the first quarter of 1997. During the first quarter of 1998 the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 9.0% to 3.02 cents per kWh as compared with
2.77 cents per kWh in the first quarter of 1997.

          BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) increased 21.1% to 3.58 cents per kWh in the first quarter of 1998 as compared to 2.82 cents per kWh in the first quarter of 1997. This increase was primarily the result of the unscheduled outage and its associated costs that were incurred in the first quarter of 1998 and the lower capacity factor at the Seabrook Project during the first quarter of 1998 as compared to the first quarter of 1997. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

         Production and Transmission expenses for the first quarter of 1998 increased approximately $498,000, or 10.8%, as compared to the first quarter of 1997. This increase was primarily the result of unscheduled outage related costs incurred in the first quarter of 1998. There were no scheduled or unscheduled outages during the first quarter of 1997.

         During the first quarter of 1998, there was an overall decrease of approximately $240,000, or 6.1%, in depreciation and amortization, taxes, and administrative and general expenses, from $3,958,000 in the first quarter of 1997 to $3,718,000 in the first quarter of 1998. This decrease was primarily attributable to a decrease in general and administrative expenses at Seabrook during the first quarter of 1998 as compared to the first quarter of 1997.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $47,000, to $713,000 during the first quarter of 1998 as compared to $666,000 during the first quarter of 1997. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the over the period during which the Seabrook Project is licensed to operate.

         During the first quarter of 1998, the Company realized $435,000 in miscellaneous other income as compared to $513,000 for the first quarter of 1997. This income primarily reflects interest earned on the Company's cash and decommissioning trust fund accounts. The decrease of $78,000, or 15.2%, primarily reflects reduced interest earnings on the lower cash balances during the first quarter of 1998 as compared to the first quarter of 1997.

                             BAYCORP HOLDINGS, LTD.




Net Loss

         As a result of the above factors, during the first quarter ended
March 31, 1998, the Company recorded a net loss of $1,665,000, or approximately $.20 per basic and diluted share, as compared to a net loss of $288,000, or approximately $.03 per basic and diluted share, during the first quarter ended March 31, 1997.

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

Liquidity

         BayCorp's cash and short-term investments decreased approximately $5,128,000 during the first three months of 1998. Principal factors affecting liquidity during the three months ended March 31, 1998 included the operating loss of $1,665,000 discussed above and cash expenditures of approximately $363,000 for capital plant additions and $289,000 for decommissioning trust fund payments. The increase in accounts receivable of approximately $5,107,000 includes an outstanding receivable of approximately $2,500,000 for February sales currently due from PECO. PECO is withholding this payment pending the outcome of the current settlement negotiations between BayCorp and PECO. See "Liquidity and Capital Expenditures." The remaining increase in accounts receivable of approximately $2,600,000 is primarily due to the low 1997 year end receivables balance resulting from the unscheduled outage in December 1997 that reduced December sales.

         Offsetting these cash charges were non-cash charges to income which included $877,000 for depreciation, $1,026,000 for nuclear fuel amortization and decommissioning trust fund accretion of $713,000 and an increase in Taxes Accrued of $902,000. During the first quarter of 1998, prepaids and other assets decreased approximately $1,101,000 and other working capital items increased $696,000, for a net decrease of approximately $405,000 primarily related to payments to the Seabrook Project for operating expenses.

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

                             BAYCORP HOLDINGS, LTD.



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

         On February 12, 1998, Great Bay sent a letter to PECO Energy Company ("PECO") informing PECO that Great Bay intended to terminate PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. In its complaint, Great Bay alleges that (i) PECO has entered into a number of wholesale power agreements in its own name and for its own benefit without bringing these opportunities to Great Bay's attention or submitting bids on behalf of Great Bay and (ii) PECO failed to offer Great Bay's power on a firm basis to customers as required under the PECO Services Agreement. In February 27, 1998, Great Bay sent a letter to PECO notifying PECO that the Services Agreement was terminated.

         On March 10, 1998, PECO filed a motion in the United States District Court for the District of New Hampshire for a preliminary injunction to prevent Great Bay from terminating the PECO Services Agreement. At that time, PECO also filed counterclaims seeking damages for an amount in excess of $5,000,000 for alleged breach of contract, alleged loss of goodwill and alleged harm to PECO's reputation. PECO's counterclaim contained seven counts: breach of contract/wrongful termination, breach of exclusivity promise, breach of the covenant of good faith and fair dealing, unjust enrichment, defamation, unfair trade practices and an action for declaratory judgment.

          On March 30, 1998, the Court denied PECO's motion for a preliminary injunction. However, in its decision denying PECO's request for a preliminary injunction, the Court found that it is likely that PECO will prevail on its claim that Great Bay wrongfully terminated the PECO Services Agreement. Great Bay and PECO are currently engaged in settlement negotiations. During the pendency of these negotiations, the parties have agreed that they will not take further action in the litigation.

                             BAYCORP HOLDINGS, LTD.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended March 31, 1998.

                             BAYCORP HOLDINGS, LTD.







         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    BAYCORP HOLDINGS, LTD.


May 12, 1998                        By: /s/ Frank W. Getman Jr.
                                        -------------------------------------
                                        Frank W. Getman Jr.
                                        President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION




10.27 Employment Agreement between Frank W. Getman Jr. and BayCorp Holdings, Ltd., dated May 5, 1998.

10.28 Employment Agreement between John A. Tillinghast and BayCorp Holdings, Ltd., dated May 5, 1998.

27.1              Financial Data Schedule

99.1 Certain Factors That May Affect Future Results, set out on pages 18-22 of the Company's Annual Report on Form 10-K for the period ended December 31, 1997. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.