Form 10-Q
period 1998-06-30
BAYCORP HOLDINGS LTD
filed 1998-08-13
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                             June 30, 1998
                                                              -------------

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

Yes  X     No
   -----     -----

                 Class                             Outstanding at August 7, 1998
---------------------------------------            -----------------------------
Common Stock, $0.01 Par Value per Share                     8,262,748

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
         - Three and Six Months Ended June 30, 1998 and 1997...................3

         Consolidated Balance Sheets at June 30, 1998
           and December 31, 1997.............................................4-5

         Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 1998 and 1997.................................6

         Notes to Financial Statements......................................7-12

         Item 2 -Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................12-16

PART II - OTHER INFORMATION:

         Item 1 - Legal Proceedings...........................................16

         Item 4 - Submission of Matters to a Vote of Security Holders.........16

         Item 5 - Other Information...........................................17

         Item 6 - Exhibits and Reports on Form 8-K............................17

         Signature............................................................18

         Exhibit Index........................................................19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                       Three Months                     Six Months
                                                      Ended June 30,                   Ended June 30,
                                                  1998            1997             1998             1997
                                               --------------------------       --------------------------

Operating Revenues                             $    7,438      $    3,555       $   14,881      $   11,992

Operating Expenses:
  Production                                        5,252           5,063           10,150           9,457
  Transmission                                        214             218              427             438
  Administrative & General                          3,732           1,436            5,513           3,369
  Depreciation & Amortization                         877             863            1,755           1,726
  Taxes other than Income                           1,037           1,127            2,097           2,289
                                               --------------------------       --------------------------
      Total Operating Expenses                     11,112           8,707           19,942          17,279
                                               --------------------------       --------------------------

Operating Loss                                     (3,674)         (5,152)          (5,061)         (5,287)

Other (Income) Deductions:
  Interest and Dividend Income                       (140)           (237)            (491)           (638)
  Decommissioning Cost Accretion                      720             666            1,433           1,331
  Decommissioning Trust Fund Income                  (140)           (100)            (249)           (211)
  Unit 2 Sales and Other Deductions                    60               3               86               3
                                               --------------------------       --------------------------
      Total Other Deductions                          500             332              779             485
                                               --------------------------       --------------------------

Loss Before Income Taxes                           (4,174)         (5,484)          (5,840)         (5,772)

Income Taxes                                            0               0                0               0
                                               --------------------------       --------------------------

Net Loss                                       $   (4,174)     $   (5,484)      $   (5,840)     $   (5,772)

Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities             267             (35)             330             (26)
                                               --------------------------       --------------------------
Comprehensive Income (Loss)                    $   (3,907)     $   (5,519)      $   (5,510)     $   (5,798)
                                               ==========================       ==========================

Weighted Average Shares Outstanding             8,262,748       8,294,803        8,262,466       8,307,764
Basic and Diluted Loss Per Share               $    (0.51)     $    (0.66)      $    (0.71)     $    (0.69)




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                   June 30,        December 31,
                                                     1998              1997
                                                   --------        ------------
ASSETS:

Current Assets:
  Cash & Cash equivalents                          $  7,391          $  3,270
  Short-term Investments, at market                   9,294            15,822
  Accounts Receivable                                 1,176               465
  Materials & Supplies, net                           3,841             3,816
  Prepayments & Other Assets                          3,110             1,570
                                                   --------          --------
      Total Current Assets                           24,812            24,943
                                                   --------          --------

Property, Plant, & Equipment:
  Utility Plant                                     110,903           108,584
  Less: Accumulated Depreciation                    (11,417)           (9,758)
                                                   --------          --------
  Net Utility Plant                                  99,486            98,826

  Nuclear Fuel                                       15,569            15,076
  Less: Accumulated Amortization                     (8,769)           (6,717)
                                                   --------          --------
  Net Nuclear Fuel                                    6,800             8,359

      Net Property, Plant & Equipment               106,286           107,185

Other Assets:
  Decommissioning Trust Fund                          9,102             8,025
  Deferred Debits & Other                                 6                 5
                                                   --------          --------
      Total Other Assets                              9,108             8,030
                                                   --------          --------

TOTAL ASSETS                                       $140,206          $140,158
                                                   ========          ========





 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                June 30,      December 31,
                                                                                  1998            1997
                                                                                --------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                                         $     85        $    270
  Taxes Accrued                                                                    1,350               0
  Miscellaneous Current Liabilities                                                2,807           1,594
                                                                                --------        --------
          Total Current Liabilities                                                4,242           1,864

Operating Reserves:
  Decommissioning Liability                                                       58,795          55,846
  Miscellaneous Other                                                                564             564
                                                                                --------        --------
          Total Operating Reserves                                                59,359          56,410

Other Liabilities & Deferred Credits                                               4,047           3,745

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,417,800                                              84              84
   Less: Treasury Stock - 155,052 and 145,000 shares, respectively, at cost       (1,239)         (1,168)
   Additional paid-in capital                                                     92,100          92,100
   Accumulated Other Comprehensive Income                                            445             115
   Accumulated Deficit                                                           (18,832)        (12,992)
                                                                                --------        --------
          Total Stockholders' Equity                                              72,558          78,139
                                                                                --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $140,206        $140,158
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

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       Six Months          Six Months
                                                                         Ended                Ended
                                                                     June 30, 1998        June 30, 1997
                                                                     -------------        -------------
Net cash flow from operating activities:
    Net Loss                                                            $(5,840)            $ (5,772)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Depreciation & Amortization                                      1,755                1,726
         Amortization of nuclear fuel                                     2,052                2,156
         Decommissioning trust accretion                                  1,433                1,331
         Decommissioning trust interest                                    (249)                (211)
         (Increase) decrease in accounts receivable                        (711)               2,507
         Increase in materials & supplies                                  (114)                 (55)
         Increase in prepaids and other assets                           (1,540)              (2,735)
         Increase (decrease) in accounts payable                           (185)                  21
         Increase in taxes accrued                                        1,350                1,470
         Other Increase (decrease)                                        1,560               (3,219)
                                                                        -------             --------
Net cash used in operating activities                                      (489)              (2,781)
                                                                        -------             --------

Net cash flows provided by (used in) investing activities:
  Utility plant additions                                                  (833)              (1,756)
  Nuclear fuel additions                                                   (493)              (1,723)
  Payments to decommissioning fund                                         (579)                (553)
  Short term investments, net                                             6,586               (4,646)
                                                                        -------             --------
Net cash provided by (used in) investing activities                       4,681               (8,678)
                                                                        -------             --------

Net cash used in financing activities:
  Reacquired Capital Stock                                                  (71)                (500)
                                                                        -------             --------
Net cash used in financing activities                                       (71)                (500)
                                                                        -------             --------

Net increase (decrease) in cash and cash equivalents                      4,121              (11,959)

Cash and cash equivalents, beginning of period                            3,270               16,412
                                                                        -------             --------
Cash and cash equivalents, end of period                                $ 7,391             $  4,453
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

                             BAYCORP HOLDINGS, LTD.


         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current three and six month period charges are as follows:

                                       Three Month         Six Month
                                    Unrealized Gains    Unrealized Gains      Accumulated Other
                                      on Securities       on Securities     Comprehensive Income

         Beginning Balance               $178,000           $115,000              $115,000
         Period Charge                    267,000            330,000               330,000
                                         --------           --------              --------
         Ending Balance                  $445,000           $445,000              $445,000
                                         ========           ========              ========

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

UTILITY DEREGULATION; PUBLIC CONTROVERSY CONCERNING NUCLEAR POWER PLANTS

         Several states in which Great Bay sells electricity are considering or have implemented initiatives relating to the deregulation of the utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, the New England Power Pool ("NEPOOL") is restructuring to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. NEPOOL's restructuring is designed to function efficiently in a changing electric power industry and to permit regional transmission at rates that do not vary with

                             BAYCORP HOLDINGS, LTD.


distance. In conjunction with NEPOOL's restructuring, a new entity, ISO New England, Inc., has been formed to insure system reliability and to oversee the newly formed deregulated generation markets. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay believes it is a low-cost producer of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on Great Bay.

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

DECOMMISSIONING LIABILITY

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Seabrook Project, is approximately $473 million in 1997 dollars and $2.2 billion in 2026 dollars, assuming a remaining 28 year life for the facility and a future escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of June 30, 1998 is approximately $58.8 million.

          During the first quarter of 1996, Great Bay began to accrete its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $50.2 million as of December 31, 1995 to $58.8 million as of June 30, 1998.

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

                             BAYCORP HOLDINGS, LTD.



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

         Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay, would remain liable for the excess. The amount required to be deposited in the trust fund is subject to periodic review and adjustment by the NDFC, which could result in material increases in such amounts. Based on the currently approved funding schedule Great Bay's decommissioning payments for 1998 would be approximately $1.2 million.

         In January 1997 and July 1997, the NRC staff ruled that Great Bay did not satisfy the NRC definition of "electric utility." In January 1998, Great Bay filed a petition with the NRC seeking NRC approval of Great Bay's proposal to fund decommissioning obligations. Great Bay's petition also sought, in the alternative, an NRC permanent exemption from the obligation of Great Bay to comply with the NRC regulations applicable to non "electric utility" owners of interests in nuclear power plants.

         On July 23, 1998, the staff of the NRC notified Great Bay of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations. The New Hampshire State legislature recently enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the NRC staff found that Great Bay complies with the decommissioning funding assurance requirements in 10 CFR 50.75. In response to the New Hampshire legislation, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.3 million in 1998 and escalate at 4% each year thereafter through 2015.

LIQUIDITY AND CAPITAL EXPENDITURES

                             BAYCORP HOLDINGS, LTD.



         BayCorp anticipates that Great Bay's share of the Seabrook Project's capital expenditures for the 1998 fiscal year will total approximately $7.5 million, primarily for nuclear fuel and various capital projects. This estimate is based on the latest projections provided by the managing agent of the Seabrook Project.

         The Seabrook Project from time to time experiences both scheduled and unscheduled outages. An unscheduled outage began on December 5, 1997 and lasted until January 15, 1998. A second unscheduled outage began on June 11, 1998 and lasted until July 12, 1998. The Company incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation.

         For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). The appeals are currently pending before the BTLA. The Company has paid all of its property tax obligations to date under protest. A successful outcome of the Company's appeals with respect to property tax assessments would favorably affect the Company's liquidity and obligation for property tax payments in the future.

         As a result of the NRC's review of Great Bay's status as an "electric utility" and in connection with recently enacted New Hampshire legislation, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund after 2015. These accelerated payments are designed to fund the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. See "Decommissioning Liability."

         On February 12, 1998, Great Bay sent a letter to PECO Energy Company ("PECO") informing PECO that Great Bay intended to terminate PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. As of March 1, 1998, Great Bay assumed all marketing responsibilities for its power.

         On June 2, 1998, Great Bay announced that it withdrew its lawsuit against PECO. At that time, Great Bay and PECO terminated the power marketing agreement between the companies and Great Bay paid to PECO approximately $2.5 million. During the quarter ended June 30, 1998, Great Bay made an approximate $2.5 million charge to income for this expense. This amount is reflected in Administrative and General Expenses in the accompanying Statement of Income.

NOTE D - EQUITY

         On October 9, 1997, the Board of Directors of BayCorp adopted a resolution authorizing BayCorp to repurchase up to an additional aggregate of 100,000 shares of BayCorp common stock on the

                             BAYCORP HOLDINGS, LTD.



open market or in negotiated transactions. The shareholder groups controlled by Omega Advisors, Inc. and Elliot Associates, L.P., the owners of approximately 57% of the Company's shares outstanding in aggregate, have advised the Company that they do not intend to sell shares in the open market or in negotiated transactions which would be subject to repurchase by the Company under this repurchase program. As of June 30, 1998, the Company had repurchased 10,000 shares at a cost of approximately $71,253, or approximately $7.125 per share, as part of this repurchase program.

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

         An unscheduled outage at the Seabrook Project began on June 11, 1998 and lasted until July 12, 1998. For the three months ended June 30, 1998, the Company has reported a net loss of approximately $4,174,400 due to decreased revenues and increased operating costs associated with this unscheduled outage and costs associated with terminating Great Bay's power marketing agreement with PECO. See "Liquidity and Capital Expenditures."

RESULTS OF OPERATIONS: SECOND QUARTER OF FISCAL 1998 COMPARED TO THE SECOND QUARTER OF FISCAL 1997

Operating Revenues

         Operating Revenues increased by approximately $3,882,900, or 109.2%, to $7,437,700 in the second quarter of 1998 as compared to $3,554,800 in the second quarter of 1997. This increase in revenues was primarily the result of the scheduled refueling outage that occurred in the second quarter of 1997 and lasted 50 days. During the second quarter of 1998 there were 19 unscheduled outage days. For the second quarter of 1998, the capacity factor at the Seabrook plant was 78.2% versus a capacity factor of 43.3% for the second quarter of 1997. The capacity factor for the second quarter of 1998 and the second quarter of 1997 were adversely affected by the scheduled and unscheduled outages referred to above. Sales of electricity increased by approximately 81% to 239,951,500 kilowatt-hours ("kWhs") in the second quarter of 1998 as compared to 132,710,000 kWhs in the second quarter of 1997. During the second quarter of 1998 the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 16.1% to
3.10 cents per kWh as compared with 2.67 cents per kWh in the second quarter of 1997.

                             BAYCORP HOLDINGS, LTD.



          BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased 29.4% to 4.63 cents per kWh in the second quarter of 1998 as compared to 6.56 cents per kWh in the second quarter of 1997. This decrease was primarily the result of an increase in availability and an increase in the capacity factor at the Seabrook Project during the second quarter of 1998 as compared to the second quarter of 1997. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

         Production expenses for the second quarter of 1998 increased approximately $187,000, or 3.7%, as compared to the second quarter of 1997. This increase was primarily the result of unscheduled outage related costs incurred in the second quarter of 1998. There were no unscheduled outage costs during the second quarter of 1997.

         Administrative and general expenses increased $2,296,400, to $3,732,200 in the second quarter of 1998 as compared to $1,435,800 in the second quarter of 1997. This increase was primarily attributable to Great Bay's buy-out of its power marketing agreement with PECO for approximately $2.5 million during the second quarter of 1998. See "Liquidity and Capital Expenditures." There was an overall decrease of approximately $75,100, or 3.8%, in depreciation and amortization and taxes other than income expenses, from $1,989,600 in the second quarter of 1997 to $1,914,500 in the second quarter of 1998.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $54,000, to $720,000 during the second quarter of 1998 as compared to $666,000 during the second quarter of 1997. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate.

         During the second quarter of 1998, the Company realized $280,000 in interest income on the Company's cash and decommissioning trust fund accounts as compared to $337,000 during the second quarter of 1997. The decrease of $57,000, or 17.1%, primarily reflects reduced interest earnings on the lower cash balances during the second quarter of 1998 as compared to the second quarter of 1997. Miscellaneous expenses increased $56,500, to $59,700 in the second quarter of 1998 as compared to $3,100 in the second quarter of 1997 and was primarily attributable to State of Delaware corporate franchise taxes for BayCorp.


Net Loss

         As a result of the above factors, during the second quarter ended June 30, 1998, the Company recorded a net loss of $4,174,400, or approximately $.51 per basic and diluted share, as compared to a net loss of $5,484,400, or approximately $.66 per basic and diluted share, during the second quarter ended June 30, 1997.

                             BAYCORP HOLDINGS, LTD.



RESULTS OF OPERATIONS: FIRST SIX MONTHS OF FISCAL 1998 COMPARED TO THE FIRST SIX MONTHS OF FISCAL 1997

Operating Revenues

         Operating Revenues increased by approximately $2,888,800, or 24.1%, to $14,880,900 in the first six months of 1998 as compared to $11,992,100 in the first six months of 1997. This increase in revenues was primarily due to an increase in availability and production at the Seabrook Project during the first six months of 1998 as compared to the first six months of 1997. For the first six months of 1998, the capacity factor at the Seabrook plant was 79.7% versus a capacity factor of 71.6% for the first six months of 1997. The capacity factor for the first six months of 1998 was adversely affected by the unscheduled outages that lasted a total of 35 days during January and June. The capacity factor for the first six months of 1997 was adversely affected by the refueling outage that lasted 50 days in May and June of 1997. Sales of electricity increased by approximately 11.3% to 486,445,600 kWhs in the first six months of 1998 as compared to 437,185,500 kWhs in the first six months of 1997. During the first six months of 1998 the average sales price per kWh increased 11.7% to 3.06 cents per kWh as compared with 2.74 cents per kWh in the first six months of 1997.

          BayCorp's cost of power increased 3.8% to 4.10 cents per kWh in the first six months of 1998 as compared to 3.95 cents per kWh in the first six months of 1997. This increase was primarily the result of increased Administrative and General Expenses in the first six months of 1998 as compared to the first six months of 1997.

Expenses

         Production and Transmission expenses for the first six months of 1998 increased approximately $681,500, or 6.9%, as compared to the first six months of 1997. This increase was primarily the result of unscheduled outage related costs incurred in the first six months of 1998. There were no unscheduled outages during the first six months of 1997.

         Administrative and general expenses increased $2,143,700, or 63.6%, to $5,512,900 in the first six months of 1998 as compared to $3,369,200 in the first six months of 1997. This increase was primarily attributable to the charge related to Great Bay's buy-out of its power marketing agreement with PECO for approximately $2,500,000 during the first six months of 1998. There was an overall decrease of approximately $162,800, or 4.1%, in depreciation and amortization and taxes other than income expenses, from $4,014,600 in the first six months of 1997 to $3,851,800 in the first six months of 1998.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $101,600, to $1,433,000 during the first six months of 1998 as compared to $1,331,400 during the first six months of 1997. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate.

                             BAYCORP HOLDINGS, LTD.



         During the first six months of 1998, the Company realized $739,300 in interest income on the Company's cash and decommissioning trust fund accounts as compared to $849,900 during the first six months of 1997. The decrease of $110,600, or 13%, primarily reflects reduced interest earnings on the lower cash balances during the first six months of 1998 as compared to the first six months of 1997. Miscellaneous expenses increased $82,500 to $85,600 in the first six months of 1998 as compared to $3,100 in the first six months of 1997 and was primarily attributable to State of Delaware corporate franchise taxes for BayCorp.

Net Loss

         As a result of the above factors, during the first six months ended June 30, 1998, the Company recorded a net loss of $5,839,900, or approximately $.71 per basic and diluted share, as compared to a net loss of $5,771,600, or approximately $.69 per basic and diluted share, during the first six months ended June 30, 1997.

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

Liquidity

         BayCorp's cash and short-term investments decreased approximately $2,407,000 during the first six months of 1998. Principal factors affecting liquidity during the six months ended June 30, 1998 included the net loss of $5,839,900 discussed above and cash expenditures of approximately $833,000 for capital plant additions, $493,000 for nuclear fuel purchases and $579,000 for decommissioning trust fund payments. The increase in accounts receivable of approximately $711,000 is primarily due to the low 1997 year end receivables balance resulting from the unscheduled outage in December 1997 that reduced December sales. The increase in prepaids and other assets of approximately $1,540,000 includes prepaid 1998 nuclear station taxes of $455,000. This increase also includes an increase in the Seabrook prepaid funding account of approximately $1,149,000 following a low year end 1997 balance due to the unscheduled outage in December and its associated costs.

         Offsetting these cash charges were non-cash charges to income which included $1,755,000 for depreciation, $2,052,000 for nuclear fuel amortization and $1,433,000 for decommissioning trust fund accretion and an increase in Taxes Accrued of $1,350,000. During the first six months of 1998, miscellaneous other liabilities increased approximately $1,560,000, and was primarily attributable to the monthly outage accrual for a refueling outage scheduled to begin in April 1999.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). The appeals are currently pending before the BTLA. The Company has paid all of its property tax obligations to date under protest. A successful outcome of the Company's appeals with respect to property tax assessments would favorably affect the Company's liquidity and obligation for property tax payments in the future.

         On February 12, 1998, Great Bay sent a letter to PECO Energy Company ("PECO") informing PECO that Great Bay intended to terminate PECO as Great Bay's exclusive marketing agent. On February 24, 1998, Great Bay filed suit against PECO in the United States District Court for the District of New Hampshire seeking a declaratory judgment that Great Bay properly terminated the PECO Services Agreement and seeking damages arising out of PECO's breach of the PECO Services Agreement. As of March 1, 1998, Great Bay assumed all marketing responsibilities for its power.

         On June 2, 1998, Great Bay announced that it withdrew its lawsuit against PECO. At that time, Great Bay and PECO terminated the power marketing agreement between the companies and Great Bay paid to PECO approximately $2.5 million. During the quarter ended June 30, 1998, Great Bay made an approximate $2.5 million charge to income for this expense. This amount is reflected in Administrative and General Expenses in the accompanying Statement of Income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 5, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the stockholders of the Company:

         (1) elected a Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified (by a vote of 6,641,696 in favor of the proposal and 5,123 votes against the proposal, as to all Directors),

                             BAYCORP HOLDINGS, LTD.



         (2) ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year (6,639,440 votes in favor of the proposal, 7,129 votes against the proposal and 110 votes abstained.)

ITEM 5. OTHER INFORMATION

         Great Bay signed a definitive purchase agreement, dated as of June 24, 1998, with Montaup Electric Company ("Montaup"), a subsidiary of Eastern Utilities Associates ("EUA"), to purchase Montaup's approximately 3% ownership interest in the Seabrook Project. Montaup's 3% interest in Seabrook represents approximately 34 megawatts of capacity. Under the terms of the agreement, Great Bay will pay Montaup approximately $3.2 million and Montaup has agreed to prefund the decommissioning liability associated with its interest in Seabrook. Great Bay has also agreed to supply a share of EUA's standard offer obligation to serve EUA's existing customers in Massachusetts and Rhode Island who do not choose an alternative supplier. The transaction is subject to state and federal regulatory approvals. The parties are working to obtain such approvals and close the transaction before the end of 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended June 30, 1998.

                             BAYCORP HOLDINGS, LTD.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BAYCORP HOLDINGS, LTD.


August 13, 1998                     By: /s/ Frank W. Getman Jr.
                                        ---------------------------------------
                                        Frank W. Getman Jr.
                                        President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.



                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------


2.1 Asset Purchase Agreement by and between Montaup Electric Company and Great Bay Power Corporation dated as of June 24, 1998 (1)

27.1                       Financial Data Schedule

99.1 Certain Factors That May Affect Future Results, set out on pages 18-22 of the Company's Annual Report on Form 10-K for the period ended December 31, 1997. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.



(1) The Registrant agrees to furnish supplementally to the Commission upon its request a copy of the omitted schedules and exhibits referenced in the agreement.