Form 10-Q
period 1998-09-30
BAYCORP HOLDINGS LTD
filed 1998-11-13
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                          September 30, 1998
                                                             ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________


      Commission file number                                      1-12527
      ----------------------                                      -------


                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------


         DELAWARE                                                02-0488443
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)


20 INTERNATIONAL DRIVE, SUITE 301
    PORTSMOUTH, NEW HAMPSHIRE                                    03801-6809
(Address of principal executive offices)                          (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 431-6600


COCHECO FALLS MILLWORKS, 100 MAIN STREET, SUITE  201               03820-3835
                 DOVER , NEW HAMPSHIRE
  (Former Address of principal executive offices)              (Former Zip Code)


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

Yes  [X]     No [ ]


               Class                            Outstanding at November 5, 1998
---------------------------------------         --------------------------------
Common Stock, $0.01 Par Value per Share                    8,191,948

                             BAYCORP HOLDINGS, LTD.


                                      INDEX


PART I - FINANCIAL INFORMATION:

     Item 1 - Financial Statements:

     Consolidated Statements of Income and Comprehensive Income
     - Three and Nine Months Ended September 30, 1998 and 1997 ..........      3

     Consolidated Balance Sheets at September 30, 1998
         and December 31, 1997...........................................    4-5

     Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1998 and 1997........................      6

     Notes to Financial Statements.......................................   7-12

     Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  12-17

PART II - OTHER INFORMATION:

     Item 1 - Legal Proceedings..........................................     17

     Item 5 - Other Information..........................................     18

     Item 6 - Exhibits and Reports on Form 8-K...........................     18


     Signature...........................................................     19

     Exhibit Index.......................................................     20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                        Three Months                   Nine Months
                                                   Ended September 30,              Ended September 30,
                                                   1998           1997              1998           1997
                                                ----------     ----------        ----------     ----------

Operating Revenues                              $    8,899     $    8,508        $   23,780     $   20,500

Operating Expenses:
  Production                                         5,474          5,290            15,624         14,747
  Transmission                                         211            221               638            659
  Administrative & General                           1,243          2,030             6,756          5,399
  Depreciation & Amortization                          879            862             2,634          2,588
  Taxes other than Income                            1,057          1,065             3,154          3,354
                                                ----------     ----------        ----------     ----------
      Total Operating Expenses                       8,864          9,468            28,806         26,747
                                                ----------     ----------        ----------     ----------

Operating Income (Loss)                                 35           (960)           (5,026)        (6,247)

Other (Income) Deductions:
  Interest and Dividend Income                        (237)          (303)             (728)          (941)
  Decommissioning Cost Accretion                       720            666             2,153          1,997
  Decommissioning Trust Fund Income                   (132)          (116)             (381)          (327)
  Unit 2 Sales and Other Deductions                     39              0               125              3
                                                ----------     ----------        ----------     ----------
      Total Other Deductions                           390            247             1,169            732
                                                ----------     ----------        ----------     ----------

Loss Before Income Taxes                              (355)        (1,207)           (6,195)        (6,979)

Income Taxes                                             0              0                 0              0
                                                ----------     ----------        ----------     ----------

Net Loss                                        $     (355)    $   (1,207)       $   (6,195)    $   (6,979)

Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities               37            158               367            167
                                                ----------     ----------        ----------     ----------
Comprehensive Income (Loss)                     $     (318)    $   (1,049)       $   (5,828)    $   (6,812)
                                                ==========     ==========        ==========     ==========

Weighted Average Shares Outstanding              8,251,933      8,277,748         8,259,580      8,297,571
Basic and Diluted Loss Per Share                $    (0.04)    $    (0.13)       $    (0.71)    $    (0.82)




(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                  September 30,     December 31,
                                                     1998              1997
                                                  ------------      -----------

ASSETS:
Current Assets:
  Cash & Cash equivalents                          $   4,507        $   3,270
  Short-term Investments, at market                    8,836           15,822
  Accounts Receivable                                  3,199              465
  Materials & Supplies, net                            3,905            3,816
  Prepayments & Other Assets                           1,340            1,570
                                                   ---------        ---------
      Total Current Assets                            21,787           24,943
                                                   ---------        ---------

Property, Plant, & Equipment:
  Utility Plant                                      111,301          108,584
  Less: Accumulated Depreciation                     (11,836)          (9,758)
                                                   ---------        ---------
  Net Utility Plant                                   99,465           98,826

  Nuclear Fuel                                        18,928           15,076
  Less: Accumulated Amortization                      (9,795)          (6,717)
                                                   ---------        ---------
  Net Nuclear Fuel                                     9,133            8,359

      Net Property, Plant & Equipment                108,598          107,185

Other Assets:
  Decommissioning Trust Fund                           9,589            8,025
  Deferred Debits & Other                                  6                5
                                                   ---------        ---------
      Total Other Assets                               9,595            8,030
                                                   ---------        ---------

TOTAL ASSETS                                       $ 139,980        $ 140,158
                                                   =========        =========




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          September 30,   December 31,
                                                              1998            1997
                                                          ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                     $    134        $    270
  Taxes Accrued                                                  457               0
  Miscellaneous Current Liabilities                            3,358           1,594
                                                            --------        --------
          Total Current Liabilities                            3,949           1,864

Operating Reserves:
  Decommissioning Liability                                   59,535          55,846
  Miscellaneous Other                                            564             564
                                                            --------        --------
          Total Operating Reserves                            60,099          56,410

Other Liabilities & Deferred Credits                           4,056           3,745


Commitments & Contingencies


Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,417,800                          84              84
   Less: Treasury Stock - 220,052 and 145,000 shares,
      respectively, at cost                                   (1,603)         (1,168)
   Additional paid-in capital                                 92,100          92,100
   Accumulated Other Comprehensive Income                        482             115
   Accumulated Deficit                                       (19,187)        (12,992)
                                                            --------        --------
          Total Stockholders' Equity                          71,876          78,139
                                                            --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $139,980        $140,158
                                                            ========        ========





 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      Nine Months        Nine Months
                                                                         Ended              Ended
                                                                  September 30, 1998   September 30, 1997
                                                                  ------------------   -------------------

Net cash flow from operating activities:
    Net Loss                                                            $(6,195)           $ (6,979)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Depreciation & Amortization                                      2,634               2,588
         Amortization of nuclear fuel                                     3,078               3,083
         Decommissioning trust accretion                                  2,153               1,997
         Decommissioning trust interest                                    (381)               (327)
         (Increase) decrease in accounts receivable                      (2,734)                452
         Increase in materials & supplies                                  (224)               (215)
         (Increase) decrease in prepaids and other assets                   230              (3,038)
         Increase (decrease) in accounts payable                           (136)                 (9)
         Increase in taxes accrued                                          457               2,129
         Other Increase (decrease)                                        2,261              (2,708)
                                                                        -------            --------
Net cash provided by (used in) operating activities                       1,143              (3,027)
                                                                        -------            --------

Net cash flows provided by (used in) investing activities:
  Utlility plant additions                                               (1,645)             (2,191)
  Nuclear fuel additions                                                 (3,852)             (1,289)
  Payments to decommissioning fund                                         (960)               (829)
  Short term investments, net                                             6,986              (4,824)
                                                                        -------            --------
Net cash provided by (used in) investing activities                         529              (9,133)
                                                                        -------            --------

Net cash used in financing activities:
  Reacquired Capital Stock                                                 (435)               (500)
                                                                        -------            --------
Net cash used in financing activities                                      (435)               (500)
                                                                        -------            --------

Net increase (decrease) in cash and cash equivalents                      1,237             (12,660)
Cash and cash equivalents, beginning of period                            3,270              16,412
                                                                        -------            --------
Cash and cash equivalents, end of period                                $ 4,507            $  3,752
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

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current three and nine month period charges are as follows:

                             BAYCORP HOLDINGS, LTD.



                               Three Month          Nine Month
                             Unrealized Gains    Unrealized Gains     Accumulated Other
                               on Securities      on Securities      Comprehensive Income

    Beginning Balance            $445,000            $115,000              $115,000
    Period Charge                  37,000             367,000               367,000
                                 --------            --------              --------
    Ending Balance               $482,000            $482,000              $482,000
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

UTILITY DEREGULATION; PUBLIC CONTROVERSY CONCERNING NUCLEAR POWER PLANTS

         Several states in which Great Bay sells electricity are considering or have implemented initiatives relating to the deregulation of the utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, the New England Power Pool ("NEPOOL") is restructuring to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. NEPOOL's restructuring is designed to function efficiently in a changing electric power industry and to permit regional transmission at rates that do not vary with distance. In conjunction with NEPOOL's restructuring, a new entity, ISO New England, Inc., has been formed to ensure system reliability and to oversee the newly formed deregulated generation markets. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay believes it is a low-cost producer of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on Great Bay.

                             BAYCORP HOLDINGS, LTD.


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

DECOMMISSIONING LIABILITY

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Seabrook Project, is approximately $473 million in 1997 dollars and $2.2 billion in 2026 dollars, assuming a remaining 28 year life for the facility and a future escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of September 30, 1998 is approximately $59.5 million.

          During the first quarter of 1996, Great Bay began to accrete its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $50.2 million as of December 31, 1995 to $59.5 million as of September 30, 1998.

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

                             BAYCORP HOLDINGS, LTD.



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

         In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the NRC notified Great Bay in July 1998 of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations. In response to the New Hampshire legislation, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule Great Bay's decommissioning payments for 1998 would have been approximately $1.2 million. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will actually be approximately $1.3 million in 1998 and escalate at 4% each year thereafter through 2015.

LIQUIDITY AND CAPITAL EXPENDITURES

         BayCorp anticipates that Great Bay's share of the Seabrook Project's capital expenditures for the 1998 fiscal year will total approximately $7.3 million, primarily for nuclear fuel and various capital projects. This estimate is based on the latest projections provided by the managing agent of the Seabrook Project.

         The Seabrook Project from time to time experiences both scheduled and unscheduled outages. An unscheduled outage began on December 5, 1997 and lasted until January 15, 1998. A second unscheduled outage began on June 11, 1998 and lasted until July 12, 1998. The Company incurs losses during outage periods due to the loss of all operating revenues and

                             BAYCORP HOLDINGS, LTD.



additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation.

         For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement requests for each of those tax years were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). The appeals are currently pending before the BTLA. The Company has paid all of its property tax obligations to date under protest. A successful outcome of the Company's appeals with respect to property tax assessments would favorably affect the Company's liquidity and obligation for property tax payments in the future.

         As a result of the NRC's review of Great Bay's status as an "electric utility" and in connection with New Hampshire legislation enacted in June 1998, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund after 2015. These accelerated payments are designed to fund the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. See "Decommissioning Liability."

         In June 1998, Great Bay and PECO Energy Company ("PECO") terminated the power marketing agreement between the companies and Great Bay paid PECO approximately $2.5 million. During the quarter ended June 30, 1998, Great Bay made an approximate $2.5 million charge to income for this expense. This amount is reflected in Administrative and General Expenses in the accompanying Consolidated Statement of Income.

NOTE D - EQUITY

         In October 1997, the Board of Directors of BayCorp adopted a resolution authorizing BayCorp to repurchase up to an additional aggregate of 100,000 shares of BayCorp common stock on the open market or in negotiated transactions. The shareholder groups controlled by Omega Advisors, Inc. and Elliot Associates, L.P., the owners of approximately 57% of the Company's shares outstanding in aggregate, have advised the Company that they do not intend to sell shares in the open market or in negotiated transactions which would be subject to repurchase by the Company under this repurchase program. As of September 30, 1998, the Company had repurchased 75,000 shares at a cost of approximately $434,800, or approximately $5.80 per share, as part of this repurchase program.

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

         An unscheduled outage at the Seabrook Project began on June 11, 1998 and lasted until July 12, 1998. For the three months ended September 30, 1998, the Company has reported a net loss of approximately $355,200.

RESULTS OF OPERATIONS: THIRD QUARTER OF FISCAL 1998 COMPARED TO THE THIRD QUARTER OF FISCAL 1997

Operating Revenues

         Operating Revenues increased by approximately $391,100, or 4.6%, to $8,899,400 in the third quarter of 1998 as compared to $8,508,300 in the third quarter of 1997. This increase in revenues was primarily the result of an increase in wholesale electricity prices. During the third quarter of 1998 the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 10.8% to 3.08 cents per kWh as compared with 2.78 cents per kWh in the third quarter of 1997. For the third quarter of 1998, the capacity factor at the Seabrook plant was 87.7% versus a capacity factor of 98.5% for the third quarter of 1997. The capacity factor for the third quarter of 1998 was adversely affected by the unscheduled outage referred to above. Sales of electricity decreased by approximately 5.7% to 288,172,100 kilowatt-hours ("kWhs") in the third quarter of 1998 as compared to 305,447,700 kWhs in the third quarter of 1997.

Expenses

         Production and transmission expenses for the third quarter of 1998 increased approximately $175,200, or 3.2%, as compared to the third quarter of 1997. This increase was primarily due to expenses incurred as a result of the unscheduled outage in the third quarter of 1998 referred to above.

         Administrative and general expenses decreased $787,500, or 38.8%, to $1,242,300 in the third quarter of 1998 as compared to $2,029,800 in the third quarter of 1997. This decrease was primarily attributable to a reduction in marketing fees of approximately $730,400, from $734,400 during the third quarter of 1997 to $4,000 in the third quarter of 1998. The Company began marketing its own power in March 1998. See "Notes to Financial Statements - Note C - Commitments and Contingencies - Liquidity and Capital Expenditures."

         There was an overall increase of approximately $9,000 in depreciation and amortization and taxes other than income expenses, from $1,927,000 in the third quarter of 1997 to $1,936,000 in the third quarter of 1998.

         BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased 0.1% to 3.08 cents per kWh in the third quarter of 1998 as compared to 3.10 cents per kWh in the third quarter of 1997.

                             BAYCORP HOLDINGS, LTD.


Other (Income) Deductions

         Decommissioning Cost Accretion increased $54,300, to $720,000 during the third quarter of 1998 as compared to $666,700 during the third quarter of 1997. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate.

         During the third quarter of 1998, the Company realized $370,500 in interest income on the Company's cash and decommissioning trust fund accounts as compared to $417,600 during the third quarter of 1997. The decrease of $47,100, or 11.3%, primarily reflects reduced interest earnings on the lower cash balances during the third quarter of 1998 as compared to the third quarter of 1997. Miscellaneous expenses were $40,500 in the third quarter of 1998 as compared to miscellaneous income of $500 in the third quarter of 1997. The increase in expenses was primarily attributable to 1998 State of Delaware corporate franchise taxes for BayCorp.

Net Loss

         As a result of the above factors, during the third quarter ended September 30, 1998, the Company recorded a net loss of $355,200, or approximately $.04 per basic and diluted share, as compared to a net loss of $1,207,200, or approximately $.13 per basic and diluted share, during the third quarter ended September 30, 1997.

RESULTS OF OPERATIONS: FIRST NINE MONTHS OF FISCAL 1998 COMPARED TO THE FIRST NINE MONTHS OF FISCAL 1997

Operating Revenues

         Operating Revenues increased by approximately $3,279,900, or 16%, to $23,780,200 in the first nine months of 1998 as compared to $20,500,300 in the first nine months of 1997. This increase in revenues was primarily due to an increase in availability and production at the Seabrook Project during the first nine months of 1998 as compared to the first nine months of 1997. For the first nine months of 1998, the capacity factor at the Seabrook plant was 82.4% versus a capacity factor of 80.7% for the first nine months of 1997. The capacity factor for the first nine months of 1998 was adversely affected by the unscheduled outages that lasted a total of 47 days during January, June and July. The capacity factor for the first nine months of 1997 was adversely affected by the refueling outage that lasted 50 days in May and June of 1997. Sales of electricity increased by approximately 4.3% to 774,617,800 kWhs in the first nine months of 1998 as compared to 742,633,200 kWhs in the first nine months of 1997. During the first nine months of 1998 the average sales price per kWh increased 11.2% to 3.07 cents per kWh as compared with 2.76 cents per kWh in the first nine months of 1997.


Expenses

         Production and Transmission expenses for the first nine months of 1998 increased approximately $856,700, or 5.6%, as compared to the first nine months of 1997. This increase was primarily due to the expenses incurred as a result of the unscheduled outages in 1998 referred to above.

         Administrative and general expenses increased $1,356,200, or 25.1%, to $6,755,200 in the first nine months of 1998 as compared to $5,399,000 in the first nine months of 1997. This increase was

                             BAYCORP HOLDINGS, LTD.




primarily attributable to the charge related to Great Bay's buy-out of its power marketing agreement with PECO for approximately $2,500,000 in June 1998. See "Notes to Financial Statements - Note C - Commitments and Contingencies - Liquidity and Capital Expenditures." This additional administrative and general expense was offset in part by a reduction in power marketing fees of approximately $771,700 during the first nine months of 1998 as compared to the first nine months of 1997.

         There was an overall decrease of approximately $153,800, or 2.6%, in depreciation and amortization and taxes other than income expenses, from $5,942,600 in the first nine months of 1997 to $5,788,800 in the first nine months of 1998.

         BayCorp's cost of power increased 3.3% to 3.72 cents per kWh in the first nine months of 1998 as compared to 3.60 cents per kWh in the first nine months of 1997. This increase was primarily the result of increased Administrative and General Expenses in the first nine months of 1998 as compared to the first nine months of 1997.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $155,900, to $2,153,000 during the first nine months of 1998 as compared to $1,997,100 during the first nine months of 1997. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate.

         During the first nine months of 1998, the Company realized $1,109,800 in interest income on the Company's cash and decommissioning trust fund accounts as compared to $1,267,500 during the first nine months of 1997. The decrease of $157,700, or 12.4%, primarily reflects reduced interest earnings on the lower cash balances during the first nine months of 1998 as compared to the first nine months of 1997. Miscellaneous expenses increased $123,400 to $126,100 in the first nine months of 1998 as compared to $2,600 in the first nine months of 1997 and was primarily attributable to 1998 State of Delaware corporate franchise taxes for BayCorp.

Net Loss

         As a result of the above factors, during the first nine months ended September 30, 1998, the Company recorded a net loss of $6,195,000, or approximately $.71 per basic and diluted share, as compared to a net loss of $6,978,800, or approximately $.82 per basic and diluted share, during the first nine months ended September 30, 1997.


Net Operating Losses

         For federal income tax purposes, as of December 31, 1997, the Company had net operating loss carry forwards ("NOLs") of approximately $194 million, which are scheduled to expire between 2005 and 2012. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the

                             BAYCORP HOLDINGS, LTD.




Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $60 million of NOLs are not currently subject to such limitations.

Liquidity

         BayCorp's cash and short-term investments decreased approximately $5,749,600 during the first nine months of 1998. Principal factors affecting liquidity during the nine months ended September 30, 1998 included the net loss of $6,195,300 discussed above and cash expenditures of approximately $1,644,500 for capital plant additions, $3,851,900 for nuclear fuel purchases and $960,600 for decommissioning trust fund payments. The increase in accounts receivable of approximately $2,733,700 is primarily due to the low 1997 year end receivables balance resulting from the unscheduled outage in December 1997 that reduced December sales.

         Offsetting these cash charges were non-cash charges to income which included $2,634,200 for depreciation, $3,078,000 for nuclear fuel amortization and $2,153,000 for decommissioning trust fund accretion and an increase in Taxes Accrued of $457,200. During the first nine months of 1998, miscellaneous other liabilities increased approximately $2,261,400, and was primarily attributable to the monthly outage accrual for a refueling outage currently scheduled to begin in March 1999.

Year 2000 Issues

         The "Year 2000" issue relates to computer systems and software that cannot determine whether "00" means the year 1900 or 2000. Systems or software that cannot properly process year 2000 dates could give rise to failures or create erroneous results that in turn could have a material adverse effect on the Company's business, operations, financial results and liquidity.

         The Company relies on the operation of the Seabrook Project for nearly all of its revenue. Accordingly, the Company's major exposure for year 2000 problems is the effect of a plant shutdown partially or completely caused by a year 2000 problem. In addition, year 2000 issues could adversely affect electricity metering, transmission, billing or other business processes.

         The Company does not operate the Seabrook Project. Rather, the joint owners of the plant, including Great Bay, have contracted with North Atlantic Energy Service Corporation ("NAESCO"), a subsidiary of Northeast Utilities, to operate the plant. Northeast Utilities, in conjunction with certain of its affiliates, holds the largest joint ownership interest in the Seabrook Project.

         According to September 1998 estimates provided by NAESCO, Great Bay's share of costs to address year 2000 issues at the Seabrook Project will be approximately $572,000. As of September 30, 1998, Great Bay's share of costs to address year 2000 issues at the Seabrook Project was approximately $102,000. Great Bay has funded these expenses from its operating revenues.

         In assessing year 2000 issues associated with the Seabrook Project, NAESCO, as of September 30, 1998:

-        developed and implemented a detailed millennium project plan;

- completed its inventory, analysis and planning for millennium items, identifying nearly 1,300 separate items and determining that 59% can be accepted without modification and 41% require further testing, modification or replacement; and

                             BAYCORP HOLDINGS, LTD.




- worked with the NRC in connection with the NRC's year 2000 audit of the Seabrook plant, which occurred from September 29, 1998 through October 1, 1998.

         NAESCO has defined a schedule to implement all year 2000 corrective actions. A number of critical remediation tasks still must be accomplished, most of which are scheduled for completion by June 1999 and some of which are scheduled for completion by September 1999. Some of the more important remaining tasks include NAESCO's plans to:

- upgrade IBM mainframe software, and IDMS and INQUIRE database management systems, to year 2000-compliant releases;

-        develop contingency plans; and

-        complete critical supplier and embedded systems remediation projects.

         NAESCO commenced year 2000 efforts relating to the Seabrook Project in October 1996. NAESCO's Seabrook millennium project plan acknowledges that if, for example, a technical requirement or regulatory commitment is missed or if, for example, a critical supplier does not provide a service, NAESCO, as operator of the Seabrook Project, will need to take collective action, which could include an unscheduled shutdown of the plant.

         In April 1998 the NRC requested that all licensed nuclear power plant operators provide to the NRC, by July 1, 1999, written certification that their facilities are year 2000-ready and in compliance with the terms and conditions of their licenses, NRC regulations and the principles outlined in an August 1997 NRC nuclear utility year 2000 readiness document. If the plant is not ready, plans and schedules to become ready must be submitted to the NRC. The Company believes that NAESCO's year 2000 efforts at the Seabrook Project are designed to meet or exceed NRC requirements.

         The dates on which NAESCO believes its year 2000 compliance efforts will be completed are based on NAESCO management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the year 2000 compliance efforts. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure that efforts to timely and cost-effectively resolve year 2000 issues will be successful. If year 2000 compliance efforts are unsuccessful or incomplete, or if costs exceed NAESCO's estimates, the Company's business, operations, financial results and liquidity could be materially and adversely affected.

         The majority of the necessary modifications to the Company's centralized financial, customer and operational information systems (as opposed to those at the Seabrook Project) are expected to be completed by the end of 1998. The Company believes it will incur minimal year 2000 remediation costs associated with its centralized systems.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement requests for each of those tax years were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). The appeals are currently pending before the BTLA. The Company has paid all of its property tax obligations to date under protest. A successful outcome of the Company's appeals with respect to property tax assessments would favorably affect the Company's liquidity and obligation for property tax payments in the future.

ITEM 5. OTHER INFORMATION

          Great Bay signed a definitive purchase agreement, dated as of June 24, 1998, with Montaup Electric Company ("Montaup"), a subsidiary of Eastern Utilities Associates ("EUA"), to purchase Montaup's approximately 3% ownership interest in the Seabrook Project. Montaup's 3% interest in Seabrook represents approximately 34 megawatts of capacity. Under the terms of the agreement, Great Bay will pay Montaup approximately $3.2 million and Montaup has agreed to prefund the decommissioning liability associated with its interest in Seabrook. Great Bay has also agreed to supply a share of EUA's standard offer obligation to serve EUA's existing customers in Massachusetts and Rhode Island who do not choose an alternative supplier. The transaction is subject to state and federal regulatory approvals. The parties are working to obtain such approvals and expect to close the transaction during the first quarter of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended September 30, 1998.

                             BAYCORP HOLDINGS, LTD.




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     BAYCORP HOLDINGS, LTD.


November 13, 1998                    By: /s/ Frank W. Getman Jr.
                                         -------------------------------------
                                         Frank W. Getman Jr.
                                         President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.




                                  EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------


27.1              Financial Data Schedule

99.1 Certain Factors That May Affect Future Results, set out on pages 18-22 of the Company's Annual Report on Form 10-K for the period ended December 31, 1997, except for the risk factor therein captioned "Year 2000," which is replaced in its entirety by the disclosure in this Form 10-Q for the period ended September 30, 1998 under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Year 2000 Issues." The Company's Annual Report on Form 10-K for the period ended December 31, 1997 shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.