Form 10-K
period 1998-12-31
BAYCORP HOLDINGS LTD
filed 1999-03-31
CIK 1012127

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 431-6600
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

                            AMERICAN STOCK EXCHANGE
                  (Name of each exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  F      No ____

     Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 17, 1999, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $14,368,200 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of the close of business on March 17, 1999. There were 8,192,000 shares of Common Stock outstanding as of March 17, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             PART OF FORM 10-K
                  DOCUMENT                                INTO WHICH INCORPORATED
                  --------                                -----------------------
Portions of the Registrant's Proxy Statement               Items 10, 11, 12 & 13
for the 1999 Annual Meeting of Shareholders                     of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") serves as a holding company for Great Bay Power Corporation ("Great Bay"). Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator ("EWG") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay has no franchise area or captive customers. Great Bay sells its power in the competitive wholesale power markets. In addition, BayCorp owns Little Bay Power Corporation ("Little Bay"). Little Bay was formed in connection with a pending acquisition of an additional 3% interest in the Seabrook Nuclear Power Project. This acquisition is subject to regulatory approvals, including approval by the Nuclear Regulatory Commission ("NRC"). See "-- Recent Developments."

     Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly-formed wholly-owned subsidiary of BayCorp with and into Great Bay on January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. Currently, Great Bay and Little Bay are the only subsidiaries of BayCorp. BayCorp's principal asset is its 100% equity interest in Great Bay. The new corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay and Little Bay, to engage in businesses that these subsidiaries would be prohibited from pursuing due to their status as EWG's under the PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

     BayCorp was incorporated in Delaware in 1996. Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor its subsidiaries has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but approximately 20 MW of its share of the Seabrook Project capacity in the wholesale short-term market. Little Bay was incorporated in New Hampshire in 1998 and currently conducts no business activity.

     Great Bay's predecessor, EUA Power Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire on February 28, 1991. It conducted its business as a Debtor in Possession until November 23, 1994, at which time it emerged from Chapter 11.

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

     Seabrook Unit 1 is a 1,150-MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000-foot-long intake tunnel and returned through a 16,500-foot-long discharge tunnel. The station has a remaining expected service life of 27 years. Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Participants received from the NRC a full power operating license which authorizes operation of Seabrook Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. Management believes that Seabrook Unit 1 is in good condition.

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay also owns a 12.1% joint ownership interest in Seabrook Unit 2. Great Bay assigns no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project voted to dispose of Unit 2. Thereafter, Great Bay wrote off its investment in Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. However, there have been no material sales of Unit 2 assets since July 1996.

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

JOINT OWNERSHIP OF SEABROOK

     Great Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Ownership interests in the Seabrook Project are several and not joint, and each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay's joint ownership interest of 12.1% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

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

     The failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay may have a material effect on Great Bay if Great Bay should choose to pay a greater proportion of the Seabrook Unit 1 and Seabrook Unit 2 expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay have not made their full respective payments. At the current time, the electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. If a Participant other than Great Bay filed for bankruptcy, and that Participant was unable to pay its share of Seabrook Project expenses, Great Bay might choose to pay a greater portion of Seabrook Project expenses. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     On February 28, 1997, the New Hampshire Public Utilities Commission ("NHPUC") issued an order requiring stranded cost recovery to be based on the average market price of electricity in New England, rather than cost-based rate making methods. On March 10, 1997, one of the Participants, Northeast Utilities (along with three of its subsidiaries), received a temporary restraining order from the U.S. District Court for the District of Rhode Island. This temporary restraining order stayed the NHPUC's February 28, 1997 order to the extent that the order established a rate methodology that is not designed to recover the cost of providing service and would require Northeast Utilities and certain of its affiliates to write-off any regulatory assets. Court-ordered mediation between the NHPUC and Northeast Utilities during 1997 and the first half of 1998 did not result in a settlement.

     On June 12, 1998, the U.S. District Court issued a modified preliminary injunction, prohibiting the NHPUC from implementing involuntary restructuring plans. On December 3, 1998, the U.S. Court of Appeals for the First Circuit upheld the District Court preliminary injunction. If the preliminary injunction or a similar court action does not remain in effect, the NHPUC's methodology could require Northeast Utilities and certain of its affiliates to remove certain regulatory assets from their respective balance sheets. According to Northeast Utilities, the amount of that potential write-off is currently estimated at over $400 million, after taxes.

     In a related matter, the New Hampshire Supreme Court ruled on December 23, 1998 that Public Service of New Hampshire ("PSNH"), a subsidiary of Northeast Utilities, does not have a statutory right to fully recover stranded costs. However, the Court also concluded that a complete record had not been produced regarding whether PSNH has a contractual right to full recovery under a 1989 Rate Agreement between Northeast Utilities and the State of New Hampshire. Consequently, the NHPUC set a procedural hearing to begin the process of completing the necessary record. However, on January 18, 1999, PSNH filed with the NHPUC a motion arguing that the federal injunction prevented the NHPUC from deciding the contract issue. PSNH filed a similar motion in U.S. District Court on February 10, 1999. If the NHPUC and the District Court deny PSNH's motions, Northeast Utilities and certain of its affiliates could be required to remove certain regulatory assets from their respective balance sheets. As a joint owner of the Seabrook Project with Northeast Utilities and other Participants, Great Bay could be adversely affected if Northeast Utilities or its subsidiaries are adversely affected by the outcome of a court decision or regulatory actions in New Hampshire.

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed by certain of the Participants on June 29, 1992, is North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of Northeast Utilities. Northeast Utilities, in conjunction with certain of its affiliates, holds the largest joint ownership interest in the Seabrook Project, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by a majority vote of its members, although any action of the Executive Committee may be modified by vote of 51% of the ownership interests. Great Bay does not have a representative on the Executive Committee, but does have a representative on the Budget Committee and Non-Operating Participants Committee related to the Seabrook Project. Frank W. Getman Jr., the Company's President, Chief Executive Officer, is currently Chairman of the Audit Committee and Vice Chairman of the Budget Committee. Under the JOA, the managing agent of the Seabrook Project may be removed and a new managing agent appointed by a 51% interest of the Participants.

RECENT DEVELOPMENTS

     For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). On December 7, 1998, Great Bay announced that it had reached an agreement with the town of Seabrook to settle its outstanding property tax litigation. As a result of the settlement, Great Bay received approximately $1.3 million from the town of Seabrook. In addition, the parties agreed that the assessed value of the Seabrook Project will be reduced over the five year period of the settlement agreement from $2.3 billion in 1998 to $1.2 billion in 2002. The joint owners of the Seabrook Project are currently engaged in negotiations with the towns of Hampton and Hampton Falls.

     In January 1997 and July 1997, the NRC staff ruled that Great Bay did not satisfy the NRC definition of "electric utility." In January 1998, Great Bay filed a petition with the NRC seeking NRC approval of Great Bay's proposal to fund decommissioning obligations. Great Bay's petition also sought, in the alternative, an NRC permanent exemption from the obligation of Great Bay to comply with the NRC regulations applicable to non "electric utility" owners of interests in nuclear power plants. On July 23, 1998, the staff of the NRC notified Great Bay of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations. See "-- Decommissioning."

     In June 1998, Great Bay signed a definitive purchase agreement with Montaup Electric Company ("Montaup"), a subsidiary of Eastern Utilities Associates ("EUA"), to purchase Montaup's approximately 3% ownership interest in the Seabrook Project. Montaup's 3% interest in Seabrook represents approximately 34 megawatts of capacity. Under the terms of the agreement, Great Bay will pay Montaup approximately $3.2 million and Montaup has agreed to prefund the decommissioning liability associated with its interest in Seabrook. The transaction is subject to state and federal regulatory approvals.

     On September 29, 1998, NAESCO filed with the NRC an application on behalf of Montaup and Little Bay seeking NRC approval of a license transfer from Montaup to Little Bay. On December 31, 1998, New England Power Company, a joint owner holding a 9.95% interest in the Seabrook plant, filed with the NRC an intervention petition and request for a hearing relating to decommissioning obligations and operational funding. On March 5, 1999, the NRC denied New England Power's request relating to decommissioning obligations and granted the request with respect to whether the license transfer application contains sufficient assurance of adequate funding for Seabrook operations. In its ruling on March 5, 1999, the NRC noted that it expects to issue a final order on the matter in August 1999. New England Power also intervened in approval proceedings pending before the NHPUC and Massachusetts Department of Telecommunications and Energy.

     As of March 1, 1998, Great Bay assumed all marketing responsibilities for its power. In June 1998, Great Bay and PECO Energy Company ("PECO") terminated a power marketing agreement between the companies, pursuant to which PECO formerly served as Great Bay's marketing agent, and Great Bay paid PECO approximately $2.5 million. During the quarter ended June 30, 1998, Great Bay made an approximate $2.5 million charge to income for this expense. This expense is reflected in Administrative and General expenses in the accompanying Consolidated Statement of Income.

     On May 6, 1998, the Company's Board of Directors named Frank W. Getman Jr. to serve as BayCorp's President and Chief Executive Officer. Mr. Getman's predecessor, John A. Tillinghast, remains as Chairman of the Board and participates on a part time basis in the continued development of the Company.

     In September 1998, the Company moved its corporate offices from Dover, New Hampshire to Portsmouth, New Hampshire. The offices are currently located at 20 International Drive, Suite 301, Portsmouth, New Hampshire, 03801-6809.

     The Seabrook Project began a scheduled refueling outage on March 27, 1999. The refueling outage is estimated to last approximately 45 days. The last refueling outage at the Seabrook Project began on May 10, 1997 and lasted approximately 50 days.

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

CURRENT BUSINESS

     BayCorp's principal asset is its 100% equity interest in Great Bay. The business of Great Bay consists of the management of its joint ownership interest in the Seabrook Project and the sale in the wholesale power market of its share of electricity produced by the Seabrook Project. Great Bay does not have operational responsibility for the Seabrook Project. To date, Great Bay has entered into two long-term power contracts, each for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. See "--Purchased Power Agreements." Great Bay's business strategy is to utilize unit contingent and firm forward sales contracts to maximize the value of its 140 MW power supply from the Seabrook Project.

     Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during Seabrook unscheduled outages, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay may have to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintains insurance to protect Great Bay during periods of extreme price volatility. This insurance, provided by CIGNA, provides up to $30 million of coverage through May 2002.

     As a result of Great Bay's reorganization into a holding company structure on January 24, 1997, BayCorp may engage in business activities, either directly or through subsidiaries other than Great Bay or Little Bay, that these subsidiaries would be prohibited from pursuing due to their status as EWG's under PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

     In June 1998, Great Bay signed a definitive purchase with Montaup Electric Company, a subsidiary of EUA, to purchase Montaup's approximately 3% ownership interest in the Seabrook Project. Montaup's 3% interest in Seabrook represents approximately 34 megawatts of capacity. The parties are working to obtain required regulatory approvals.

MARKETING AND CUSTOMERS

     On March 1, 1998, Great Bay terminated PECO as Great Bay's exclusive marketing agent and began to market and sell its uncommitted portion of electricity generated by the Seabrook Project. The Company utilizes unit contingent and firm forward sale contracts to maximize the value of its uncommitted portion of its 140 megawatt power supply from the Seabrook Project.

     Great Bay currently sells most of its power in the Northeast United States in the short-term wholesale power market. Great Bay is currently not dependent on any single customer because many utilities and marketers are willing to buy Great Bay's share of electricity from the Seabrook Project at substantially the same price. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States.

     During 1998, sales by Great Bay to Northeast Utilities Services Company, NP Energy Inc. and Enron Power Marketing Inc. accounted for 28%, 17% and 12%, respectively, of total operating revenues. See Note 1J of Notes to the Financial Statements.

PURCHASED POWER AGREEMENTS

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power Corporation that provides for Great Bay to sell to UNITIL Power approximately 10 MW of power. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is

5.24 cents per kilowatt-hour ("kWh"). In May 1999 and annually thereafter, the price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL Power has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL Power in the early years of the UNITIL Purchased Power Agreement is quantified in a "Balance Account" which increased annually to a total of $4.1 million in July 1998, and now decreases annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL Power.

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

     Great Bay is also party to a Purchased Power Agreement, dated November 9, 1995 (the "Bangor Purchased Power Agreement"), with Bangor Hydro-Electric Company ("Bangor Hydro"). Under the Bangor Purchased Power Agreement, and a related option, Bangor Hydro agreed to purchase from Great Bay up to 10 MW of electricity for the months of November 1998 through March 1999 and November 1999 through March 2000.

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

NEPOOL

     Great Bay is a party to the New England Power Pool ("NEPOOL") Agreement (the "NEPOOL Agreement") and is a member of NEPOOL. NEPOOL is open to all investor-owned, municipal and cooperative electric utilities in New England and other companies that transact business in the bulk power market in New England. The NEPOOL Agreement imposes on its participants obligations concerning generating capacity reserves and the right to use major transmission lines. On occasions when one or more transmission lines are out of service, the quantity of power being produced by then operating generation plants may exceed the quantity of power that can be carried safely by the transmission system. In such instances, one or more generation plants may be taken off-line by NEPOOL. To date, the Seabrook Project has not been taken off-line in these instances. However, there can be no assurances that the Seabrook Project would not be taken off-line in such instances even though it is scheduled to run at all times when the plant is physically capable of operating.

     The NEPOOL Agreement currently provides for central dispatch of the generating capacity of NEPOOL members with the objective of achieving economical use of the region's facilities. On December 31, 1996, NEPOOL filed a restructuring plan with the Federal Energy Regulatory Commission ("FERC"), including proposed amendments to the NEPOOL Agreement and an open access transmission tariff. The filing was intended not only to comply with the FERC's open access for tight pools as set forth in FERC Order No. 888, but also to (1) transfer the region's transmission grid and generation operation to an independent system operator, (2) provide for a competitive generation market through a combination of bilateral trading and the formation of a regional power exchange and (3) qualify NEPOOL as a regional transmission group. Among other things, NEPOOL's restructuring is designed to function efficiently in a changing electric power industry and to permit regional transmission at rates that do not vary with distance. These changes are being implemented in stages that began in mid-1997.

     The new independent system operator, ISO New England, Inc. (the "ISO-NE"), has been established and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. The ISO-NE will oversee a regional power exchange, which is scheduled to be implemented in May 1999. This regional power exchange is designed to provide for a competitive generation market through a combination of bilateral trading and an hourly market-clearing price.

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

     The NHPUC and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay sells electricity are considering or are implementing initiatives relating to the deregulation of the electric utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, NEPOOL is restructuring to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. These markets are scheduled to commence operation in May 1999. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay believes it is a low-cost producer of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on Great Bay.

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

     In the event of a permanent shutdown of any unit, NRC regulations require that the unit be completely decontaminated of any residual radioactivity. While the owners of the Seabrook Project are accumulating monies in a trust fund to pay decommissioning costs, if these costs exceed the amount of the trust fund, the owners, including Great Bay, will be liable for the excess.

NUCLEAR RELATED INSURANCE

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9 billion, based on the approximately 107 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $83.9 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.2 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay estimates its maximum liability per nuclear accident currently would be an aggregate amount of approximately $10.18 million per accident, with a maximum annual assessment of about $1.21 million per incident, per year.

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

     Great Bay also independently purchases business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from September 15, 1998 until April 1, 1999 and provides for the payment of a fixed weekly loss amount of $550,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay is $74.4 million. Under the terms of the policy, Great Bay is subject to a potential retrospective premium adjustment of up to approximately $555,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

NUCLEAR FUEL

     The Seabrook Project's managing agent has made, or expects to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project's existing contractual arrangements, Great

Bay believes that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2002. Uranium concentrate and conversion, enrichment and fabrication services currently are available from a variety of sources. The cost of such concentrate and such services varies based upon market forces.

NUCLEAR WASTE DISPOSAL

     Costs associated with nuclear plant operations include amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The Nuclear Waste Policy Act of 1982 (the "NWPA") requires the United States Department of Energy (the "DOE"), subject to various contingencies, to design, license, construct and operate a permanent repository for high level radioactive waste and spent nuclear fuel, which are collectively referred to as "high level waste."

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high level waste beginning no later than January 31, 1998. However, the DOE has announced that its first high level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high level waste disposal obligations and ruled that plant operators are entitled to money damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO's case against the DOE is still pending.

     In February 1999, the DOE proposed to Congress an alternative interim plan for high level waste management. The DOE proposed to take legal title and responsibility for the waste (on-site at nuclear plants such as Seabrook) until a permanent repository becomes available. Regardless of whether this proposal is adopted by Congress, nuclear plants such as Seabrook must retain high level waste on-site or make other storage provisions until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts.

     The Seabrook Project increased its on-site storage capacity for low level waste ("LLW") in 1996 and that capacity is expected to be sufficient to meet the Project's storage requirements through 2006. In addition, the managing agent of the Seabrook Project has advised Great Bay that the Seabrook Project has adequate on-site storage capacity for high level waste until approximately 2010.

     The Low-Level Radioactive Waste Policy Act of 1980 requires each state to provide disposal facilities for LLW generated within the state, either by constructing and operating facilities or by joining regional compacts with other states to jointly fulfill their responsibilities. However, the Low-Level Radioactive Waste Policy Amendments Act of 1985 permits each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) to impose volume limits and a surcharge on shipments of LLW from states that are not members of their regional compact. Nevertheless, South Carolina's recently elected governor announced his unwillingness to accept any LLW from states outside the southeastern United States.

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

     Great Bay is responsible for its pro rata share of the decommissioning and cancellation costs for Seabrook. Great Bay pays its share of decommissioning funding on a monthly basis. The decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule. The review of the current estimate and funding schedule by the NDFC is scheduled to commence in the Spring of 1999. Although the owners of the Seabrook Project, including Great Bay, are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay, would remain liable for the excess.

     In January 1997 and July 1997, the NRC staff ruled that Great Bay did not satisfy the NRC definition of "electric utility." In January 1998, Great Bay filed a petition with the NRC seeking NRC approval of Great Bay's proposal to fund decommissioning obligations. Great Bay's petition also sought, in the alternative, an NRC permanent exemption from the obligation of Great Bay to comply with the NRC regulations applicable to non "electric utility" owners of interests in nuclear power plants. In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the NRC staff found that Great Bay complies with the decommissioning funding assurance requirements. In July 1998, the staff of the NRC notified Great Bay of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations.

     In response to the New Hampshire legislation, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.6 million in 1999 and escalate at 4% each year thereafter through 2015.

     The current estimated cost to decommission the Seabrook Project, based on a study performed in 1996 for the lead owner of the Seabrook Project, is approximately $497 million in 1998 dollars and $2.2 billion in 2026 dollars, assuming a remaining 27 year life for the facility and a future cost escalation rate of 5.0%. Based on this estimate, the present value of Great Bay's share of this liability as of December 31, 1998 was approximately $60.3 million.

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

     The EPA issued a National Pollutant Discharge Elimination System ("NPDES") permit, valid for an initial period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. A renewal application was filed in April 1998 and supplemented in August 1998 and September 1998. NAESCO has advised Great Bay that the Seabrook Station's initial five-year NPDES permit will remain effective during the renewal process. The EPA has stated that it plans to complete the application review by September 1999.

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

EMPLOYEES AND MANAGEMENT

     BayCorp has five employees, including its President and Chief Executive Officer, Frank W. Getman Jr. See "Executive Officers." BayCorp's wholly-owned subsidiary, Great Bay, has two employees.

     In January 1997, BayCorp and Great Bay entered into a Management and Administrative Services Agreement (the "Services Agreement"), pursuant to which BayCorp provides Great Bay a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. Under the Services Agreement, Great Bay paid BayCorp a monthly fee of $162,000 for such services in 1998. The Services Agreement has a one-year term and provides for automatic one-year renewals.

ITEM 2.  PROPERTIES.

     BayCorp's principal asset is its 100% equity interest in Great Bay. In turn, Great Bay's principal asset is its 12.1% joint ownership interest in the Seabrook Project. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser coiling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. See "Business--The Seabrook Project."

ITEM 3.  LEGAL PROCEEDINGS.

     For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). On December 7, 1998, Great Bay announced that it had reached an agreement with the town of Seabrook to settle its outstanding property tax litigation. As a result of the settlement agreement, Great Bay received approximately $1.3 million from the town of Seabrook. In addition, the parties agreed that the assessed value of the Seabrook Project will be reduced over the five year period of the settlement agreement from $2.3 billion in 1998 to $1.2 billion in 2002. The joint owners of the Seabrook Project are currently engaged in negotiations with the towns of Hampton and Hampton Falls.

     In June 1998, Great Bay and PECO terminated the power marketing agreement between the companies and Great Bay paid PECO approximately $2.5 million. During the quarter ended June 30, 1998, Great Bay made an approximate $2.5 million charge to income for this expense. This expense is reflected in Administrative and General expenses in the accompanying Consolidated Statement of Income.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

  Executive Officers of the Registrant

     The executive officers of BayCorp are:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Frank W. Getman Jr.....................  35    Chief Executive Officer, President, and Secretary
John A. Tillinghast....................  71    Chief Engineer, Chairman of the Board of Directors

     Frank W. Getman Jr. has served as Chief Executive Officer, President, and Secretary of the Company since May 1998. Mr. Getman served as Chief Operating Officer of the Company since September 1996 and Vice President, Secretary and General Counsel of Great Bay since August 1995. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr LLP, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University.

     John A. Tillinghast has served as the Company's Chief Engineer since May 1998 and the Chairman of the Board of Directors of the Company and its predecessor since November 1994. From April 1995 until May 1998, Mr. Tillinghast was the Company's Chief Executive Officer. Since 1987, Mr. Tillinghast has served as President and the sole stockholder of Tillinghast Technology Interests, Inc., a private consulting firm. From 1986 to 1993, Mr. Tillinghast served as Chairman of the Energy Engineering Board of the National Academy of Sciences. He holds an M.S. in Mechanical Engineering from Columbia University.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Following are the reported high and low sales prices of BayCorp Common Stock ("MWH") on the American Stock Exchange ("ASE") as reported in the Wall Street Journal daily as traded, for each quarter during 1998 and 1997 that BayCorp Common Stock traded on the ASE and for Great Bay Common Stock ("GBPW") on the Nasdaq National Market ("NNM") as reported in the Wall Street Journal daily as traded, for the initial portion of the first quarter of 1997, during which Great Bay Common Stock traded on the NNM:

                                                               HIGH        LOW
                                                               ----        ---
1997
  First Quarter............................................    8 7/8       7 7/8
  Second Quarter...........................................      8          7
  Third Quarter............................................    8 3/8       7 3/8
  Fourth Quarter...........................................    7 7/8       6 1/2

                                                               HIGH        LOW
                                                               ----        ---
1998
  First Quarter............................................    6 9/16      6 3/8
  Second Quarter...........................................    7 1/4        7
  Third Quarter............................................    6 11/16     5 1/4
  Fourth Quarter...........................................    4 3/4       3 1/2

     As of March 1, 1999, the Company had 30 holders of record of its Common Stock. The Company believes that as of March 1, 1999, the Company had approximately 403 beneficial holders of its Common Stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company's stockholders hold their shares in street name.

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

     The following data presents (i) selected financial data of the Reorganized Company as of and for the years ended December 31, 1998, December 31, 1997, December 31, 1996, December 31, 1995, as of December 31, 1994, and for the period from November 24, 1994 to December 31, 1994 and (ii) selected financial data of the Predecessor company for the period from January 1, 1994 to November 23, 1994. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                                                            PREDECESSOR
                                                    REORGANIZED COMPANY                       COMPANY
                                   ------------------------------------------------------   ------------
                                            FOR THE YEAR ENDED             NOVEMBER 24 TO   JANUARY 1 TO
                                               DECEMBER 31,                 DECEMBER 31,    NOVEMBER 23,
                                   -------------------------------------   --------------   ------------
                                    1998      1997      1996      1995          1994            1994
                                   -------   -------   -------   -------   --------------   ------------
INCOME STATEMENT DATA:
  Operating Revenues.............  $32,034   $26,642   $30,324   $24,524       $3,129         $13,989
  Fuel, Operation &
     Maintenance.................   28,152    29,187    24,885    24,899        2,409          21,762
  Net Income (Loss)..............   (6,769)  (11,215)    4,100    (6,059)         182         131,385

                                         FOR THE YEARS ENDED DECEMBER 31,
                                  -----------------------------------------------
                                   1998      1997      1996      1995      1994
                                  -------   -------   -------   -------   -------
BALANCE SHEET DATA:
  Cash, Cash Equivalents & Short
     Term Investments...........   12,055    19,092    28,775    16,469    22,217
  Working Capital...............   17,761    23,079    30,552    20,516    27,169
  Total Assets..................  140,358   140,158   152,418   138,771   145,666
  Decommissioning Liability.....   60,274    55,846    53,215    50,899    48,530
  Capitalization:
  Common Equity.................   71,359    78,139    89,625    82,233    88,292
  Total Capitalization..........   71,359    78,139    89,625    82,233    88,292

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

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

     BayCorp reported net losses for the years ended December 31, 1998 and December 31, 1997 and reported net income for the year ended December 31, 1996. The 1998 net loss was primarily due to unscheduled outages at the Seabrook Project that occurred during the year and to the charge related to the termination of a power marketing agreement between Great Bay and PECO. See "Business -- Recent Developments." The 1997 net loss was primarily due to scheduled and unscheduled outages at the Seabrook Project that occurred during that year. The 1996 net income was primarily due to a gain of $7,036,800 from the sale of unused steam generators from Seabrook Unit 2.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. Great Bay incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for Great Bay to predict the frequency or duration of any future unscheduled outages, however, it is likely that such unscheduled outages will occur. The Seabrook Project began a scheduled refueling outage on March 27, 1999. Refueling outages are generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

     On February 28, 1991, Great Bay filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. On November 23, 1994 (the "Confirmation Date"), a formal confirmation order by the Bankruptcy Court with respect to Great Bay's Amended Bankruptcy Plan became effective. At that time, Great Bay emerged from bankruptcy. As a result of the Chapter 11 proceeding and in accordance with the provisions of the Amended Bankruptcy Plan, the capital structure of Great Bay was completely changed. In particular, as part of its Chapter 11 proceeding, Great Bay discharged all of its pre-petition debt, which consisted primarily of the approximately $280 million principal amount of outstanding Notes and unpaid accrued interest on the Notes of approximately $14 million, and raised gross proceeds of $35 million in the Amended Bankruptcy Plan. See "Business--Bankruptcy Proceeding and Reorganization." Thus, as a result, Great Bay's net worth increased significantly and Great Bay was relieved of the obligation to make principal and interest payments on the Notes.

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

RESULTS OF OPERATIONS

  Operating Revenues

     BayCorp's operating revenues for 1998 increased by approximately $5.4 million, or 20.1%, to $32,034,000 as compared with $26,642,000 for 1997. This increase was primarily due to less scheduled and unscheduled outage time at the Seabrook Project during 1998. During 1998, the capacity factor at the Seabrook Project was 83.3% of the rated capacity as compared to a capacity factor of 78.3% for 1997. Operating revenues and capacity factor were adversely impacted in 1997 by the scheduled refueling outage at the Seabrook Project that began on May 10, 1997, lasting 50 days, and by the unscheduled outage that began on December 5, 1997, lasting 41 days. In contrast, there was no refueling outage in 1998; however, the Seabrook Project had approximately 64 unscheduled outage days in 1998.

     Sales of electricity increased by approximately 9.4% to 1,054,203,800 kilowatt-hours in 1998 as compared to 964,038,400 kilowatt-hours in 1997. Operating revenues were favorably affected in 1998 by an increase in the sales price per kWh. During 1998, the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 10.1% to 3.04 cents per kWh as compared with 2.76 cents per kWh in 1997. Great Bay's cost of power (determined by dividing total operating expenses by Great Bay's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased 7.6% to 3.54 cents per kWh in 1998 as compared to 3.83 cents per kWh in 1997. This decrease was primarily the result of the higher capacity factor at the Seabrook Project during 1998 as compared to 1997. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook costs are spread over fewer kWhs. In addition, prices obtained for the Company's approximately 120 MW of power not committed under long term contracts increased 12.8% to 2.90 cents per kWh from 2.57 cents per kWh in 1997.

     BayCorp's operating revenues for 1997 decreased by approximately $3.7 million, or 12.1%, to $26,642,000 as compared with $30,324,000 for 1996. This decrease was primarily due to the scheduled and unscheduled outages at the Seabrook Project during 1997. During 1997, the capacity factor at the Seabrook Project was 78.3% of the rated capacity as compared to a capacity factor of 96.5% for 1996. Operating revenues and capacity factor were adversely impacted in 1997 by the scheduled refueling outage referred to above. In contrast, there was only a brief unscheduled outage in January and February of 1996.

     Sales of electricity decreased by approximately 19.3% to 964,038,400 kilowatt-hours in 1997 as compared to 1,194,391,000 kilowatt-hours in 1996. Operating revenues were favorably affected in 1997 by an increase in the sales price per kWh. During 1997 the sales price per kWh increased 9.1% to 2.76 cents per kWh as compared with 2.53 cents per kWh in 1996. Great Bay's cost of power increased 40.8% to 3.83 cents per kWh in 1997 as compared to 2.72 cents per kWh in 1996. This increase was primarily the result of the lower capacity factor at the Seabrook Project due to the scheduled and unscheduled outages in 1997 and the associated costs of these outages.

  Expenses

     BayCorp's total operating expenses (excluding depreciation and taxes) for 1998 increased $1.4 million, or 5.1%, in comparison with 1997. This increase was primarily the result of the costs associated with the unscheduled outages in 1998, including Great Bay's purchased power expenses of approximately $1.0 million that covered firm sales of approximately $1.2 million during unscheduled outages in 1998. As Great Bay enters into more sales transaction agreements to supply firm power, Great Bay's expenses to purchase power to cover firm power obligations during unscheduled outages may increase. Purchased power expenses may also increase as Great Bay may purchase power in the open market to resell to a third party.

     Operating expenses were also adversely impacted by payments to PECO of approximately $3.1 million in 1998, which included the charge related to the termination of the power marketing agreement with PECO for approximately $2.5 million in June 1998. See "--Recent Developments." Charges for PECO's marketing service in 1997 were approximately $1.8 million. In addition, depreciation and amortization increased $148,000, or 4.2%. Taxes other than income decreased $1.2 million, or 29.2%, in 1998 as compared to 1997 due to the Seabrook Project property tax settlement that resulted in a property tax refund to Great Bay in December 1998 of approximately $1.3 million. See " --Recent Developments."

     Other Income decreased $516,000, or 52.8%, in 1998 as compared to 1997. This decrease was primarily attributable to interest income, which decreased $314,000, or 25.1%, in 1998 as compared to 1997. This decrease was attributable to the lower cash balances in 1998 as compared to 1997. Decommissioning cost accretion increased $210,000, or 7.9%, to $2.9 million in 1998 as compared to $2.7 million in 1997. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Decommissioning trust fund income increased $143,000, or 30.4%, to $613,000 in 1998 as compared to $470,000 in
1997. The increase in interest earned on the decommissioning trust fund reflected the higher 1998 fund balance as Great Bay continues to make contributions to the decommissioning trust fund.

     BayCorp's total operating expenses (excluding depreciation and taxes) for 1997 increased $4.3 million, or 17.3%, in comparison with 1996. This increase was primarily the result of the costs associated with the scheduled refueling outage in 1997 that lasted 50 days and the unscheduled outage that began on December 5, 1997 and lasted 41 days. There was a slight increase in depreciation and amortization (1.7%) and a slight decrease in taxes other than income (1%), from 1996 to 1997.

     Other Income decreased $7.3 million, or 115 %, in 1997 as compared to 1996. This decrease was primarily attributable to a $7.0 million gain on the sale in July 1996 of four unused steam generators from Seabrook Unit 2. Great Bay had previously written off its investment in Seabrook Unit 2. There were no material sales of Unit 2 assets in 1997. Decommissioning cost accretion increased $402,000, to $2,663,000 in 1997 as compared to $2,261,000 in 1996, primarily due to the revised decommissioning funding schedule for the Seabrook Project approved by the New Hampshire Nuclear Decommissioning Financing Committee on October 30, 1996. The new study increased the present value of total decommissioning costs as of January 1, 1997 and increased the cost escalation rate from 4.25% to 5%. Decommissioning trust fund income increased

$142,000, or 43.3%, to $470,000 in 1997 as compared to $328,000 in 1996, reflecting the higher 1997 fund balance as compared to the 1996 balance.

  Net Operating Losses

     For federal income tax purposes, as of December 31, 1998, the Company had net operating loss carry forwards ("NOLs") of approximately $210 million, which are scheduled to expire between 2005 and 2013. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $74 million of NOLs are not currently subject to such limitations.

LIQUIDITY AND CAPITAL RESOURCES

     Great Bay currently sells most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by Great Bay has been less than the Company's ongoing cash requirements. The Company may continue to incur cash deficits. Great Bay intends to cover such deficits with its cash and short-term investments which totaled approximately $12.1 million at December 31, 1998. If the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp will be able to raise additional capital on acceptable terms or at all.

     BayCorp's principal asset available to serve as collateral for borrowings is Great Bay's 12.1% interest in the Seabrook Project. Pursuant to a purchased power agreement, dated as of April 1, 1993, between Great Bay and UNITIL Power Corp., Great Bay's interest in the Seabrook Project is encumbered by a mortgage. This mortgage may be subordinated to up to $80 million of senior secured financing. See "Business--Purchased Power Agreements."

     BayCorp's cash and short-term investments decreased approximately $7 million during 1998. The principal factor affecting liquidity during 1998 was the reduced operating income discussed above. Non-cash charges to income included $3.7 million for depreciation, $4.1 million for nuclear fuel amortization, $2.9 million for decommissioning trust fund accretion and an increase in miscellaneous current liabilities of $2.2 million due to the 1998 accrual for expenses associated with the scheduled March 1999 refueling outage at the Seabrook Project. Offsetting these non-cash charges to income were cash charges including a $2.6 million increase in December 1998 accounts receivable as compared to December 1997 accounts receivables. 1998 year end receivables reflected December's capacity factor of 91.2% as compared to 1997 year end receivables that reflected December 1997's capacity factor of 14.8%. Other cash charges included an increase in prepaids of $1.6 million primarily due to the timing of Seabrook funding and charges of $7 million for Great Bay's portion of capital expenditures for plant and nuclear fuel. Also in 1998, BayCorp purchased 80,800 shares of the Company's Common Stock for an aggregate of $460,689 or an average of $5.70 per share.

     Little Bay and Montaup are working to obtain required regulatory approvals in connection with Little Bay's agreement with Montaup to purchase Montaup's 3% interest in the Seabrook Project. If the parties obtain all required regulatory approvals, the parties intend to complete the transaction and Little Bay would pay approximately $3.2 million to Montaup.

     Great Bay's 1998 decommissioning payments totaled approximately $1.3 million. The decommissioning funding schedule is determined by the NDFC, which reviews the schedule for the Seabrook Project at least annually. Great Bay expects to use revenues from the sale of power to make these decommissioning payments.

In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. In response to the New Hampshire legislation, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. As a result of these developments, the NRC staff found that Great Bay complies with the decommissioning funding assurance requirements. See "Business--Decommissioning."

     Great Bay anticipates that its share of the Seabrook Project's capital expenditures for the 1999 fiscal year will total approximately $3.4 million for nuclear fuel and various capital projects. In addition, Great Bay is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations. Seabrook Project expenses to preserve and protect Unit 2 assets are approximately $435,000 per year, of which Great Bay's share is approximately $52,600 per year.

     For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the three New Hampshire towns in which the Seabrook Project is located. In December 1998, Great Bay announced that it had reached an agreement with the town of Seabrook to settle its outstanding property tax litigation. As a result of the settlement agreement, Great Bay received approximately $1.3 million from the town of Seabrook. In addition, the parties agreed that the assessed value of the Seabrook Project will be reduced over the five year period of the settlement agreement from $2.3 billion in 1998 to $1.2 billion in 2002. Great Bay and the other joint owners are currently engaged in settlement negotiations with the towns of Hampton and Hampton Falls. See "--Legal Proceedings."

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

     History of Losses. BayCorp has never reported an operating profit for any year since its incorporation. Historically, sales at short-term rates have not resulted in sufficient revenue to enable BayCorp to meet its cash requirements for operations, maintenance and capital related costs. There can be no assurance that Great Bay will be able to sell power at prices that will enable it to meet its cash requirements.

     Liquidity Needs. As of December 31, 1998, BayCorp had approximately $12.1 million in cash and cash equivalents and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay, will be sufficient to enable the Company to meet its cash requirements until the prices at which Great Bay can sell its electricity increase sufficiently to enable the Company to cover its annual cash requirements. However, if the Seabrook Project operated at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, Great Bay or the Company would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that Great Bay or the Company would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

     Changes in the New England Wholesale Power Market. During recent years in New England, the combination of (1) increased competition in the wholesale power market, (2) small increases in the demand for electricity and (3) electric industry deregulation has resulted in increased uncertainty regarding the price of electricity in the wholesale power market. Although Great Bay's average selling price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased from 2.58 cents in 1996 to 2.76 cents in 1997 and 3.04 cents in 1998, there can be no assurance that Great Bay will be able to sell its power at these prices or higher prices in the future.

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

     In addition, the failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay may have a material adverse effect on Great Bay. For example, Great Bay could opt to pay a greater proportion of the Seabrook Project expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay have not made their full respective payments. The electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. If a Participant other than Great Bay filed for bankruptcy and that Participant was unable to pay its share of Seabrook Project expenses, Great Bay might opt to pay a greater portion of Seabrook Project expenses in order to preserve the value of its share of the Seabrook Project. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

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

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high level waste beginning no later than January 31, 1998. However, the DOE has announced that its first high level waste repository will not be in operation until 2010 at the earliest.

     The Seabrook Project increased its on-site storage capacity for low level waste ("LLW") in 1996 and that capacity is expected to be sufficient to meet the Project's storage requirements through 2006. In addition, the managing agent of the Seabrook Project has advised Great Bay that the Seabrook Project has adequate on-site storage capacity for high level waste until approximately 2010. If the Seabrook Project were unable to store nuclear waste on site or make other disposal provisions, the Company's business, results of operations and financial condition would be materially and adversely affected. See "Business--Nuclear Waste Disposal."

     As to decommissioning, NRC regulations require that upon permanent shutdown of a nuclear facility, appropriate arrangements for full decontamination and decommissioning of the facility be made. These regulations require that during the operation of a facility, the owners of the facility must set aside sufficient funds to defray decommissioning costs. While the owners of the Seabrook Project are accumulating monies in a trust fund to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners (including Great Bay) would remain liable for the excess. Moreover, the amount that is required to be deposited in the trust fund is subject to periodic review and adjustment by an independent commission of the State of New Hampshire, which could result in material increases in such amounts.

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

     Year 2000. The "Year 2000" issue relates to computer systems and software that cannot determine whether "00" means the year 1900 or 2000. Systems or software that cannot properly process year 2000 dates could give rise to failures or create erroneous results that in turn could have a material adverse effect on the Company's business, operations, financial results and liquidity.

     The Company relies on the operation of the Seabrook Project for nearly all of its revenue. Accordingly, the Company's major exposure for year 2000 problems is the effect of a plant shutdown partially or completely caused by a year 2000 problem. In addition, year 2000 issues could adversely affect electricity metering, transmission, billing or other business processes.

     The Company does not operate the Seabrook Project. Rather, the joint owners of the plant, including Great Bay, have contracted with NAESCO, a subsidiary of Northeast Utilities, to operate the plant. Northeast Utilities, in conjunction with certain of its affiliates, holds the largest joint ownership interest in the Seabrook Project.

     According to January 1999 estimates provided by NAESCO, Great Bay's share of costs to address year 2000 issues at the Seabrook Project will be approximately $410,000. As of December 31, 1998, Great Bay's share of costs to address year 2000 issues at the Seabrook Project was approximately $229,000. Great Bay has funded these expenses from its operating revenues.

     In assessing year 2000 issues associated with the Seabrook Project, NAESCO, as of December 31, 1998:

     -  developed and implemented a detailed millennium project plan;

     - completed its inventory, analysis and planning for millennium items, identifying approximately 1,325 separate items and determining that 71% can be accepted as modified to date or without modification and 29% require further testing, modification or replacement; and

     - worked with the NRC in connection with the NRC's year 2000 audit of the Seabrook plant, which occurred from September 29, 1998 through October 1, 1998.

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

     The majority of the necessary modifications to the Company's centralized financial, customer and operational information systems (as opposed to those at the Seabrook Project) were completed by the end of 1998. The Company believes it will incur minimal year 2000 remediation costs associated with its centralized systems.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not believe that there is any material market risk exposure with respect to derivative or financial instruments that would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in the response found under Item 14(a)(1) in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 28, 1999.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I of the Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Executive Compensation," "-- Option Repricing," "-- Compensation Committee Report on Option Repricing," "-- Employment Agreements," "--Report of the Compensation Committee" and "-- Stock Performance Graph" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the section entitled "Election of Directors--Employment Agreements" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 28, 1999.

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

     (b) Reports on Form 8-K:

     None.

                         INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-2
Consolidated Statements of Income and Comprehensive Income
  --
  Years Ended December 31, 1998, December 31, 1997 and
  December 31, 1996.........................................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  --
  Years Ended December 31, 1998, December 31, 1997 and
  December 31, 1996.........................................  F-4
Consolidated Statements of Cash Flows --
  Years Ended December 31, 1998, December 31, 1997 and
  December 31, 1996.........................................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly owned subsidiaries as of December 31, 1998 and 1997, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 2, 1999

                             BAYCORP HOLDINGS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                         ASSETS:
Current Assets:
  Cash & Cash equivalents...................................    $  2,559        $  3,270
  Short-term Investments, at market.........................       9,496          15,822
  Accounts Receivable.......................................       3,051             465
  Materials & Supplies, net.................................       3,633           3,816
  Prepayments & Other Assets................................       3,177           1,570
                                                                --------        --------
          Total Current Assets..............................      21,916          24,943
                                                                --------        --------
Property, Plant, & Equipment:
  Utility Plant.............................................     112,325         108,584
  Less: Accumulated Depreciation............................     (12,785)         (9,758)
                                                                --------        --------
  Net Utility Plant.........................................      99,540          98,826
  Nuclear Fuel..............................................      19,390          15,076
  Less: Accumulated Amortization............................     (10,821)         (6,717)
                                                                --------        --------
  Net Nuclear Fuel..........................................       8,569           8,359
       Net Property, Plant & Equipment......................     108,109         107,185
Other Assets:
  Decommissioning Trust Fund................................      10,329           8,025
  Deferred Debits & Other...................................           4               5
                                                                --------        --------
       Total Other Assets...................................      10,333           8,030
                                                                --------        --------
          TOTAL ASSETS......................................    $140,358        $140,158
                                                                ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses.....................    $    394        $    270
  Miscellaneous Current Liabilities.........................       3,761           1,594
                                                                --------        --------
     Total Current Liabilities..............................       4,155           1,864
Operating Reserves:
  Decommissioning Liability.................................      60,274          55,846
  Miscellaneous Other.......................................         502             564
                                                                --------        --------
     Total Operating Reserves...............................      60,776          56,410
Other Liabilities & Deferred Credits........................       4,068           3,745
Commitments & Contingencies Stockholders' Equity:
  Common stock, $.01 par value
     Authorized -- 20,000,000 shares; issued and outstanding
     --
     8,417,800 at December 31, 1998 and December 31, 1997...          84              84
  Less: Treasury Stock -- 225,800 and 145,000 shares,
     respectively, at cost..................................      (1,629)         (1,168)
  Additional paid-in capital................................      92,100          92,100
  Accumulated Other Comprehensive Income....................         565             115
  Accumulated Deficit.......................................     (19,761)        (12,992)
                                                                --------        --------
       Total Stockholders' Equity...........................      71,359          78,139
                                                                --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $140,358        $140,158
                                                                ========        ========

     (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                             1998          1997          1996
                                                          ----------    ----------    ----------
Operating Revenues......................................  $   32,034    $   26,642    $   30,324
Operating Expenses:
  Production............................................      20,775        20,805        17,141
  Transmission..........................................         880           857           880
  Purchased Power.......................................       1,046            --            --
  Administrative & General..............................       7,988         7,525         6,864
  Depreciation & Amortization...........................       3,656         3,508         3,451
  Taxes other than Income...............................       2,965         4,185         4,227
                                                          ----------    ----------    ----------
     Total Operating Expenses...........................      37,310        36,880        32,563
                                                          ----------    ----------    ----------
Operating Income (Loss).................................      (5,276)      (10,238)       (2,239)
                                                          ----------    ----------    ----------
Other (Income) Deductions:
  Interest and Dividend Income..........................        (938)       (1,252)       (1,267)
  Decommissioning Cost Accretion........................       2,873         2,663         2,261
  Decommissioning Trust Fund Income.....................        (613)         (470)         (328)
  Unit 2 Sales and Other Deductions (Income)............         171            36        (7,005)
                                                          ----------    ----------    ----------
     Total Other (Income) Deductions....................       1,493           977        (6,339)
                                                          ----------    ----------    ----------
Earnings (Loss) Before Income Taxes.....................      (6,769)      (11,215)        4,100
                                                          ----------    ----------    ----------
Provision for Income Taxes..............................           0             0             0
                                                          ----------    ----------    ----------
Net Income (Loss).......................................  ($   6,769)   ($  11,215)   $    4,100
Other Comprehensive Income (Expense), net of tax........         449           264          (148)
                                                          ----------    ----------    ----------
Comprehensive Income (Loss).............................  ($   6,320)   ($  10,951)   $    3,952
                                                          ==========    ==========    ==========
Weighted Average Shares Outstanding.....................   8,242,858     8,292,534     8,083,576
Basic and Diluted Earnings / (Loss) Per Share...........  $    (0.82)   $    (1.35)   $     0.51

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                     COMMON
                                 STOCK, $.01 PAR
                                      VALUE
                            -------------------------         LESS:
                                                            TREASURY                      ACCUMULATED
                            ISSUED AND    ISSUED AND          STOCK         ADDITIONAL       OTHER                      TOTAL
                            OUTSTANDING   OUTSTANDING   -----------------    PAID-IN     COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                              SHARES        AMOUNT      SHARES    AMOUNT     CAPITAL        INCOME       EARNINGS      EQUITY
                            -----------   -----------   -------   -------   ----------   -------------   --------   -------------
Balance at December 31,
  1995....................   8,000,000        $80            --        --    $88,030            --       $ (5,877)     $82,233
  Treasury Stock, at
    cost..................          --         --        78,045   $  (633)        --            --             --         (633)
  Sale of Common Stock....     417,800          4            --        --      4,070            --             --        4,074
  Net Change in Unrealized
    Holding Loss..........          --         --            --        --         --        ($ 148)            --         (148)
  Financial Results,
    January 1 to to
    December 31, 1996.....          --         --            --        --         --            --          4,100        4,100
                             ---------        ---       -------   -------    -------        ------       --------      -------
Balance at December 31,
  1996....................   8,417,800         84        78,045      (633)    92,100          (148)        (1,777)      89,626
  Treasury Stock -- 66,955
    shares, at cost.......          --         --        66,955      (535)        --            --             --         (535)
  Net Change in Unrealized
    Holding Gain..........          --         --            --        --         --           264             --          264
  Financial Results,
    January 1 to to
    December 31, 1997.....          --         --            --        --         --            --        (11,215)     (11,215)
                             ---------        ---       -------   -------    -------        ------       --------      -------
Balance at December 31,
  1997....................   8,417,800         84       145,000    (1,168)    92,100           116        (12,992)      78,140
  Treasury Stock -- 80,800
    shares, at cost.......          --         --        80,800      (461)        --            --             --         (461)
  Net Change in Unrealized
    Holding Gain..........          --         --            --        --         --           449             --          449
  Financial Results,
    January 1 to to
    December 31, 1998.....          --         --            --        --         --            --         (6,769)      (6,769)
                             ---------        ---       -------   -------    -------        ------       --------      -------
Balance at December 31,
  1998....................   8,417,800        $84       225,800   $(1,629)   $92,100        $  565       $(19,761)     $71,359
                             =========        ===       =======   =======    =======        ======       ========      =======

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997        1996
                                                              --------    ---------    -------
Net cash flow from operating activities:
  Net Income (Loss).........................................  ($ 6,769)   ($ 11,215)   $ 4,100
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation...........................................     3,656        3,508      3,451
     Amortization of nuclear fuel...........................     4,104        4,010      4,366
     Decommissioning trust accretion........................     2,873        2,663      2,261
     Decommissioning trust interest.........................      (617)        (470)      (357)
     Gain on sale of assets.................................         0            0     (7,061)
     (Increase) decrease in accounts receivable.............    (2,586)       2,463     (1,393)
     (Increase) decrease in materials & supplies............         4          124        (70)
     (Increase) decrease in prepaids and other assets.......    (1,607)      (1,117)       818
     Increase (decrease) in accounts payable................       124          140       (107)
     Increase (decrease) in taxes accrued...................         0       (1,504)       211
     Increase (decrease) in misc. current liabilities.......     2,167       (2,477)     2,635
     Other..................................................       374          435        530
                                                              --------    ---------    -------
Net cash provided by (used in) operating activities.........     1,723       (3,440)     9,384
                                                              --------    ---------    -------
Net cash flows (used in) investing activities:
  Utility plant additions...................................    (2,700)      (2,555)    (1,486)
  Nuclear fuel additions....................................    (4,314)      (1,970)    (5,144)
  Payments to decommissioning fund..........................    (1,343)      (1,106)      (994)
  Proceeds from sale of Unit 2 assets.......................         0            0      7,061
  Short term investments, net...............................     6,384       (3,535)    (4,724)
                                                              --------    ---------    -------
Net cash used in investing activities.......................    (1,973)      (9,166)    (5,287)
Net cash provided by financing activities:
  Sale of common stock......................................         0            0      4,074
  Reacquired capital stock..................................      (461)        (535)      (633)
                                                              --------    ---------    -------
Net cash (used in) provided by financing activities.........      (461)        (535)     3,441
                                                              --------    ---------    -------
Net increase (decrease) in cash and cash equivalents........      (711)     (13,141)     7,538
Cash and cash equivalents, beginning of period..............     3,270       16,411      8,873
                                                              --------    ---------    -------
Cash and cash equivalents, end of period....................  $  2,559    $   3,270    $16,411
                                                              ========    =========    =======

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") serves as a holding company for Great Bay Power Corporation ("Great Bay"). Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay has no franchise area or captive customers. Great Bay sells its power in the competitive wholesale power markets. In addition, BayCorp owns Little Bay Power Corporation ("Little Bay"). Little Bay was formed in connection with a pending acquisition of an additional 3% interest in the Seabrook Nuclear Power Project. Little Bay has no assets or liabilities and had no operations in 1998.

     Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly-formed wholly-owned subsidiary of BayCorp with and into Great Bay on January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. Currently, Great Bay and Little Bay are the only subsidiaries of BayCorp. BayCorp's principal asset is its 100% equity interest in Great Bay. The new corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay or Little Bay, to engage in businesses that these subsidiaries would be prohibited from pursuing due to their status as exempt wholesale generators under the PUHCA.

     BayCorp was incorporated in Delaware in 1996. Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation (the "Predecessor"). Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor Great Bay has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but approximately 10 MW of its share of the Seabrook Project capacity in the wholesale short-term market. Little Bay was incorporated in New Hampshire in 1998.

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

     The Seabrook Project is owned by Great Bay and ten other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, Montaup Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay, the "Participants"). Great Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA") which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share as ownership interests in the Seabrook Project are several and not joint. Great

                             BAYCORP HOLDINGS, LTD.

Bay's joint ownership interest of 12.1% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

     Great Bay's business strategy is to utilize unit contingent and firm forward sales contracts to maximize the value of its 140 MW power supply from the Seabrook Project. Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during Seabrook unscheduled outages, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay may have to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintains insurance to protect Great Bay during periods of extreme price volatility. This insurance, provided by CIGNA, provides up to $30 million of coverage through May 2002.

     As of March 1, 1999, BayCorp had five employees, including its President and Chief Executive Officer, Frank W. Getman Jr. and its Chairman of the Board and past President, John A. Tillinghast. BayCorp's wholly-owned subsidiary, Great Bay, has two employees. Little Bay has no employees.

B.  BANKRUPTCY PROCEEDING AND REORGANIZATION

     Great Bay's predecessor, EUA Power Corporation, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Hampshire on February 28, 1991. Great Bay conducted its business as a Debtor in Possession until November 23, 1994, at which time Great Bay's Amended Bankruptcy Plan became effective and Great Bay emerged from Chapter 11.

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

                             BAYCORP HOLDINGS, LTD.

F.  DEPRECIATION

     Utility plant is depreciated on the straight-line method at rates designed to fully depreciate all depreciable properties over the lesser of estimated useful lives or the Seabrook Project's remaining NRC license life, which expires in 2026.

     Capital projects constituting retirement units are charged to electric plant. Minor repairs are charged to maintenance expense. When properties are retired, the original costs, plus costs of removal, less salvage, are charged to the accumulated provision for depreciation.

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

I.  DECOMMISSIONING

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Plant, is approximately $497 million in 1998 dollars and $2.2 billion in 2026 dollars, assuming a remaining 27 year life for the facility and a future cost escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of December 31, 1998 is approximately $60.3 million.

     The Company accretes its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes the Company's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $53.2 million as of December 31, 1996 to $55.8 million as of December 31, 1997 to $60.3 million as of December 31, 1998.

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

     The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. In 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to

                             BAYCORP HOLDINGS, LTD.

Closure and Removal of Long-Lived Assets." The FASB continues to work on this project and another exposure draft is expected to be issued in 1999. The Company's accounting for decommissioning was based on the FASB's original tentative conclusions. If a revised exposure draft is adopted or accounting practices for nuclear power plant decommissioning are changed, Great Bay's decommissioning liability and annual provision for decommissioning could change relative to 1998. The Company is unable to predict the impact, if any, changes from current accounting may have on the Company's financial statements.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. The Company has therefore reported its investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $540,058 and $148,126 as of December 31, 1998 and 1997.

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

     In January 1997 and July 1997, the NRC staff ruled that Great Bay did not satisfy the NRC definition of "electric utility." In January 1998, Great Bay filed a petition with the NRC seeking NRC approval of Great Bay's proposal to fund decommissioning obligations. Great Bay's petition also sought, in the alternative, an NRC permanent exemption from the obligation of Great Bay to comply with the NRC regulations applicable to non "electric utility" owners of interests in nuclear power plants. In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the NRC staff found that Great Bay complies with the decommissioning funding assurance requirements. In response to the New Hampshire legislation, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.6 million in 1999 and escalate at 4% each year thereafter through 2015. In July 1998, the staff of the NRC notified Great Bay of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations.

     On November 15, 1992, Great Bay, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

J.  OPERATING REVENUES

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 1998, three customers accounted for 28%, 17% and 12% of total operating revenues. For the year ended December 31, 1997, three customers accounted for 50%, 13% and 11% of total operating revenues.

                             BAYCORP HOLDINGS, LTD.

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

     All other short-term investments with a maturity of greater than three months are classified as available for sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. The unrealized holding gain on short-term investments was $24,790 as of December 31, 1998 and the unrealized holding loss on short-term investments was $32,841 as of December 31, 1997.

M.  SEABROOK UNIT 2

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay also owns a 12.1% joint ownership interest in Seabrook Unit 2. Great Bay assigns no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled in 1984, voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. On July 22, 1996, the Participants completed the sale of four unused steam generators from Seabrook Unit 2. Great Bay received $7,036,800 in cash from the proceeds of this sale on July 19, 1996. Great Bay had previously written off its investment in Unit 2 and recognized a gain from this sale in the third quarter of 1996. There were no material sales of Unit 2 assets in 1997 or 1998.

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

N.  SEABROOK OUTAGE COSTS

     The Company's and Great Bay's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay has no electricity for resale from the Seabrook Plant and consequently no related revenues. Therefore the impact of outages on the Company's and Great Bay's results of operations and financial position is materially adverse.

     Great Bay accrues for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay continues to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. The Seabrook plant management has scheduled the next refueling outage for March 1999. The 1999 outage has an estimated incremental operations and maintenance cost of $29 million. The Company's share is approximately $3.5 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor

                             BAYCORP HOLDINGS, LTD.

costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change.

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

A.  NUCLEAR FUEL

     The Seabrook Project's joint owners have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The Nuclear Waste Policy Act of 1982 (the "NWPA") requires the United States Department of Energy (the "DOE"), subject to various contingencies, to design, license, construct and operate a permanent repository for high level radioactive waste and spent nuclear fuel, which are collectively referred to as "high level waste."

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high level waste beginning no later than January 31, 1998. However, the DOE has announced that its first high level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high level waste disposal obligations and ruled that plant operators are entitled to money damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO's case against the DOE is still pending.

     In February 1999, the DOE proposed to Congress an alternative interim plan for high level waste management. The DOE proposed to take legal title and responsibility for the waste (on-site at nuclear plants such as Seabrook) until a permanent repository becomes available. Regardless of whether this proposal is adopted by Congress, nuclear plants such as Seabrook must retain high level waste on-site or make other storage provisions until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts.

                             BAYCORP HOLDINGS, LTD.

     The Seabrook Project increased its on-site storage capacity for low level waste ("LLW") in 1996 and that capacity is expected to be sufficient to meet the Project's storage requirements through 2006. In addition, the managing agent of the Seabrook Project has advised Great Bay that the Seabrook Project has adequate on-site storage capacity for high level waste until approximately 2010.

     The Low-Level Radioactive Waste Policy Act of 1980 requires each state to provide disposal facilities for LLW generated within the state, either by constructing and operating facilities or by joining regional compacts with other states to jointly fulfill their responsibilities. However, the Low-Level Radioactive Waste Policy Amendments Act of 1985 permits each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) to impose volume limits and a surcharge on shipments of LLW from states that are not members of their regional compact. Nevertheless, South Carolina's recently elected governor announced his unwillingness to accept any LLW from states outside the southeastern United States.

     In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by the Utah facility is currently stored on-site at the Seabrook facility.

B.  FEDERAL DEPARTMENT OF ENERGY DECONTAMINATION AND DECOMMISSIONING
    ASSESSMENT

     Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning of the DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 1998, the Company had accrued its pro rata estimated obligation of $690,300 related to the project's prior years' usage to be paid over the 15-year period beginning October 1, 1992.

C.  PRICE ANDERSON ACT

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9 billion, based on the approximately 107 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $83.9 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.2 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay estimates its maximum liability per incident currently would be an aggregate amount of approximately $10.18 million per accident, with a maximum annual assessment of about $1.21 million per incident, per year.

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

     Great Bay also independently purchases business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from September 15, 1998 until April 1, 1999 and provides for the payment of a fixed weekly loss amount of $550,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay is $74.4 million. Under the terms of the policy, Great Bay is subject to a potential retrospective premium adjustment of up to approximately $555,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

E.  STATUS AS AN "ELECTRIC UTILITY" UNDER NRC REGULATIONS

     In January 1997 and July 1997, the NRC staff ruled that Great Bay did not satisfy the NRC definition of "electric utility." In January 1998, Great Bay filed a petition with the NRC seeking NRC approval of Great Bay's proposal to fund decommissioning obligations. See "--Decommissioning." Great Bay's petition also sought, in the alternative, an NRC permanent exemption from the obligation of Great Bay to comply with the NRC regulations applicable to non "electric utility" owners of interests in nuclear power plants. In July 1998, as a result of the New Hampshire legislation, the staff of the NRC notified Great Bay of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations.

3.  TAXES ON INCOME

     The following is a summary of the (benefit) provision for income taxes for the years ended December 31, 1998, 1997 and 1996:

                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             1998            1997            1996
                                                         ------------    ------------    ------------
                                                                           (000'S)
Federal
  Current..............................................    $(6,192)        $(8,081)        $(3,111)
  Deferred.............................................      6,192           8,081           3,111
                                                           -------         -------         -------
                                                                 0               0               0
                                                           -------         -------         -------
State
  Current..............................................     (1,476)         (1,927)           (742)
  Deferred.............................................      1,476           1,927             742
                                                           -------         -------         -------
                                                                 0               0               0
                                                           -------         -------         -------
Total (benefit) provision..............................    $     0         $     0         $     0
                                                           =======         =======         =======

                             BAYCORP HOLDINGS, LTD.

     Accumulated deferred income taxes consisted of the following at December 31, 1998 and 1997:

                                                                 1998        1997
                                                                -------    --------
                                                                      (000'S)
Assets
  Net operating loss carryforwards..........................    $81,794    $ 76,622
  Decommissioning expense...................................      3,985       2,852
  Unfunded pension expense..................................        685         542
  Accrued outage expense....................................      1,076         163
  Inventory.................................................        407         337
  Other, net................................................        576          59
Liabilities
  Utility plant.............................................    (24,457)    (19,230)
                                                                -------    --------
Accumulated deferred income tax asset.......................     64,066      61,345
Valuation allowance.........................................    (64,066)    (61,345)
                                                                -------    --------
Accumulated deferred income tax asset, net..................    $     0    $      0
                                                                =======    ========

     The total income tax provision set forth above represents 0% in the years ended December 31, 1998, 1997 and 1996. The following table reconciles the statutory federal income tax rate to those percentages:

                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             1998            1997            1996
                                                         ------------    ------------    ------------
                                                                    (DOLLARS IN THOUSANDS)
(Loss) Income before taxes.............................    $(6,769)        $(11,215)        $4,100
Federal statutory rate.................................         34%              34%            34%
Federal income tax (benefit) expense at statutory
  levels...............................................     (2,301)          (3,813)         1,394
Increase (Decrease) from statutory levels State tax net
  of federal tax benefit...............................       (345)            (513)           205
  Valuation allowance..................................      2,721            4,442         (1,887)
  Other................................................         75             (116)           288
                                                           -------         --------         ------
Effective federal income tax expense...................    $     0         $      0         $    0
                                                           =======         ========         ======

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below, and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized will be allocated directly to paid in capital.

     For federal income tax purposes, as of December 31, 1998, the Company had net operating loss carry forwards ("NOLs") of approximately $210 million, which are scheduled to expire between 2005 and 2013. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOLs are scheduled to expire. The Company's other $74 million of NOLs are not currently subject to such limitations.

4.  CAPITAL EXPENDITURES

     The Company's cash construction expenditures, including nuclear fuel, are estimated to be approximately $3.4 million in 1999 and to aggregate approximately $21.6 million for the years 2000 through 2003.

                             BAYCORP HOLDINGS, LTD.

5.  ENERGY MARKETING

     On March 1, 1998, Great Bay terminated PECO as Great Bay's exclusive marketing agent and began to market and sell its uncommitted portion of electricity generated by the Seabrook Project. The Company utilizes unit contingent and firm forward sales contracts to maximize the value of its 140 MW power supply from the Seabrook Project. As of December 31, 1998, the Company had forward sales commitments that extend to the end of 1999. As of December 31, 1998, the unrealized gain on these open positions was $158,000. The value of open positions has been determined using exchange settlement prices or, if applicable, over the counter prices. The unrealized gain at December 31, 1998 has been deferred. However, upon the adoption of SFAS No. 133 and EITF 98-10 on January 1, 1999, this gain will be recognized in accordance with those standards. See Footnote 10.

6.  PURCHASED POWER AGREEMENTS

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power ("UNITIL") that provides for Great Bay to sell to UNITIL approximately 10 MW of power. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is 5.24 cents per kilowatt-hour ("kWh"). In May 1999 and annually thereafter, the price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement is front-end loaded whereby UNITIL pays higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The average price per kWh and the contract formula rate in the contract are fixed over the life of the contract, so that any excess cash received in the beginning of the contract will be returned by the end of the contract, provided the contract does not terminate early. The difference between revenue billed under each rate is recorded in a "Balance Account" which increased annually to $4.1 million in July 1998, and now decreases annually, reaching zero in July 2001. Therefore, contract revenue is recorded under Generally Accepted Accounting Principles and Emerging Issues Task Force Ruling 91-6 based on the contract rates and no liability for the "Balance Account" is recognized provided that it is not probable that the contract will terminate early. If the UNITIL Purchased Power Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL. Management believes it is not probable that either party will terminate this contract prior to the end of its initial term.

     To secure the obligations of Great Bay under the UNITIL Purchased Power Agreement, including the obligation to repay UNITIL the amount in the Balance Account, the UNITIL Purchased Power Agreement grants UNITIL a mortgage on Great Bay's interest in the Seabrook Project. This mortgage may be subordinated to first mortgage financing of up to a maximum amount of $80,000,000. The UNITIL Power Purchase Agreement further provides that UNITIL's mortgage will rank pari passu with other mortgages that may hereafter be granted by Great Bay to other purchasers of power from Great Bay to secure similar obligations, provided that
(i) the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest may not exceed $80,000,000, and (ii) the combined total of all second mortgages on the Seabrook Interest may not exceed the sum of (a) $80,000,000 less the total amount of Great Bay's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

7.  PECO SERVICES AGREEMENT AND WARRANT AGREEMENT

     Great Bay and PECO Energy Company ("PECO") entered into a Services Agreement as of November 3, 1995 (the "PECO Services Agreement"), pursuant to which PECO was appointed as Great Bay's exclusive agent to market and sell Great Bay's uncommitted portion of electricity generated by the Seabrook

                             BAYCORP HOLDINGS, LTD.

Project. In June 1998, Great Bay and PECO terminated the power marketing agreement between the companies and Great Bay paid PECO approximately $2.5 million. During the quarter ended June 30, 1998, Great Bay made an approximate $2.5 million charge to income for this expense. This expense is reflected in Administrative and General expenses in the accompanying Consolidated Statement of Income.

8.  TRANSACTIONS WITH RELATED PARTIES

     In addition to the transactions with PECO discussed in Footnote 7, the Company has the following related party transaction.

     Under the PECO Services Agreement, PECO acted as the Company's exclusive agent to market and sell the Company's approximately 130MW of uncommitted capacity generated by the Company's 12% ownership in the Seabrook Nuclear Power Plant. As of March 1, 1998, Great Bay assumed all marketing responsibilities from PECO. In June 1998, Great Bay and PECO terminated the power marketing agreement. For the year ended December 31, 1998, the Company expensed $598,258 for PECO's net marketing fees in addition to the $2.5 million payment made in June discussed in Footnote 7. For the year ended December 31, 1997, the Company expensed $1,813,062 for PECO's net marketing fees.

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

     On December 3, 1998, the Board of Directors of the Company voted to reprice all of the outstanding options of the Company as the current options were "out of the money" and they no longer had the desired motivational effect or compensatory benefit for the employees. The repricing of the options was based on the current market value of the stock as of December 18, 1998. In accordance with APB Opinion 25 (the "Opinion"), a renewal, a change in price, an extension of the period of exercisability, or any other significant modification of a stock right establishes a new measurement date as of the date of change in the same fashion as if a new option were granted.

     Under the current interpretations of APB Opinion 25, as the repricing was done at fair market value on the new measurement date, no compensation expense has been recognized.

     The Financial Accounting Standards Board (the "Board") has concluded its initial review of practice problems associated with the Opinion on accounting for stock issued to employees. The Board will issue an Exposure Draft of a proposal interpreting the Opinion in the first quarter of 1999. The proposed effective date would be the issuance date of the final interpretation, which is expected to be in September 1999.

     If adopted, the interpretation would be applied prospectively but would cover events that occur after December 15, 1998. There would be no effect on financial statements for the period prior to the effective date of the final interpretation.

                             BAYCORP HOLDINGS, LTD.

     The proposal will focus on several practice issues that have been identified by constituents as needing clarification by the Board. The most significant of the issues to be addressed as they relate to the Company are the accounting for repriced options and the definition of "employee" for purposes of applying the Opinion.

     On those issues, the Board has tentatively concluded that once an option is repriced, that option must be accounted for as a variable plan, giving rise to compensation expense for subsequent changes in the stock price, from the time it is repriced to the time it is exercised. Also, for purposes of applying APB Opinion 25 for the definition of "employee" would be the common law definition, which is also the basis for the definition between employees and non-employees in U.S. tax law.

     As this relates to the Company, BayCorp would have to recognize compensation associated with the repricing of the options, as the measurement date was subsequent to December 15, 1998, when the final interpretation is issued in 1999. In addition, the Company would have to recognize compensation expense associated with the options issued to non-employee directors after December 15, 1998. The estimated compensation expense that would have been recorded in 1998 would have been approximately $229,000 for the repricing of outstanding options.

     Had compensation cost for the plan been determined consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                                        (DOLLARS IN THOUSANDS)
                                                    1998          1997         1996
                                                   -------      --------      ------
Net Income:  As Reported......................     $(6,769)     $(11,215)     $4,100
             Pro Forma........................      (7,050)      (11,414)      3,475
EPS:         As Reported......................     $ (0.82)     $  (1.35)      $0.51
             Pro Forma........................       (0.86)        (1.38)       0.43

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. A summary of the Company's stock option plan at December 31, 1998, 1997 and 1996, and changes during the years then ended, is presented in the table and narrative below:

                                            1998                  1997                  1996
                                     ------------------    ------------------    ------------------
                                     WTD AVG               WTD AVG               WTD AVG
                                     SHARES    EX PRICE    SHARES    EX PRICE    SHARES    EX PRICE
                                     -------   --------    -------   --------    -------   --------
Outstanding at beginning of year...  505,000      $8.05    445,000    $8.15      335,000    $8.17
Granted............................   52,000       4.25     60,000     7.33      110,000     8.09
                                                to 7.25
Exercised..........................       --                    --                    --
Forfeited..........................       --                    --                    --
Expired............................  (20,000)                   --                    --
Outstanding at end of year.........  537,000       4.82    505,000     8.05      445,000     8.15
Exercisable at end of year.........  317,851       4.82    425,000     8.04      285,000     8.17
Weighted average fair value of
  options granted..................               $1.02               $3.32                 $4.51

     The 537,000 options outstanding at December 31, 1998 have exercise prices between $4.45 and $4.90, with a weighted average price of $4.82, and a remaining weighted average contractual life of 5.4 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996 respectively: weighted average risk-free interest rates of 4.7, 6.7 and 6.7 percent; expected dividend yields of 0 percent; weighted average expected lives of 6.5, 7 and 6 years; and expected volatility of 31 percent.

                             BAYCORP HOLDINGS, LTD.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income for 1998 and the current twelve-month period charge is as follows:

                                                             UNREALIZED GAINS     ACCUMULATED OTHER
                                                              ON SECURITIES      COMPREHENSIVE INCOME
                                                             ----------------    --------------------
Twelve Month
  Beginning Balance........................................      $116,000              $116,000
  Period Charge............................................       449,000               449,000
                                                                 --------              --------
  Ending Balance...........................................      $565,000              $565,000
                                                                 ========              ========

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter.) SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998.)

     The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

     In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF Issue 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 may not be restated. The Company anticipates the cumulative effect of this accounting change as of January 1, 1999 will be to increase net income by approximately $158,800, or $0.02 per common share, to recognize gains on net open physical purchase and sales commitments considered to be trading activity.

11.  PROPERTY TAXES

     For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). On December 7, 1998, Great Bay announced that it had reached an agreement with the town of Seabrook to settle its outstanding property tax litigation. As a result of the settlement, Great Bay received approximately $1.3 million from the town of Seabrook. In addition, the parties agreed that the assessed value of the Seabrook Project will be reduced over the five-year period of the settlement agreement from $2.3 billion in 1998 to $1.2 billion in 2002. Great Bay and the other joint owners are currently engaged in settlement negotiations with the towns of Hampton and Hampton Falls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAYCORP HOLDINGS, LTD.

March 24, 1999
                                          By:   /s/ FRANK W. GETMAN JR.
                                          --------------------------------------
                                                   Frank W. Getman Jr.
                                                        President

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----

            /s/ FRANK W. GETMAN JR.               President and Chief Executive Officer  March 24, 1999
------------------------------------------------  (principal executive officer,
              Frank W. Getman Jr.                 principal financial officer and
                                                  principal accounting officer)

            /s/ KENNETH A. BUCKFIRE               Director                               March 24, 1999
------------------------------------------------
              Kenneth A. Buckfire

             /s/ STANLEY I. GARNETT               Director                               March 24, 1999
------------------------------------------------
               Stanley I. Garnett

             /s/ MICHAEL R. LATINA                Director                               March 24, 1999
------------------------------------------------
               Michael R. Latina

            /s/ LAWRENCE M. ROBBINS               Director                               March 24, 1999
------------------------------------------------
              Lawrence M. Robbins

            /s/ JOHN A. TILLINGHAST               Director                               March 24, 1999
------------------------------------------------
              John A. Tillinghast

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
 3.1      --   Certificate of Incorporation of BayCorp Holdings, Ltd.(1)
 3.2      --   By-laws of BayCorp Holdings, Ltd.(1)
10.1      --   Agreement Between Bangor Hydro-Electric Company, Central
               Maine Power Company, Central Vermont Public Service
               Corporation, Fitchburg Gas and Electric Light Company, Maine
               Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20,
               1986.(2)
10.2      --   Limited Guaranty by Eastern Utilities Associates of
               Decommissioning Costs in favor of Joint Owners of the
               Seabrook Project, dated May 5, 1990.(2)
10.3      --   Composite Agreement for Joint Ownership, Construction and
               Operation of New Hampshire Nuclear Units, as amended, dated
               November 1, 1990.(2)
10.4      --   Seventh Amendment to and Restated Agreement for Seabrook
               Project Disbursing Agent as amended through and including
               the Second Amendment, by and among North Atlantic Energy
               Service Corporation, Great Bay Power Corporation and other
               Seabrook Project owners, dated November 1, 1990.(2)
10.5      --   Seabrook Project Managing Agent Operating Agreement by and
               among the North Atlantic Energy Service Corporation, Great
               Bay Power Corporation and parties to the Joint Ownership
               Agreement, dated June 29, 1992.(2)
10.6      --   Settlement Agreement by and among EUA Power Corporation,
               Eastern Utilities Associates and the Official Bondholders'
               Committee, dated November 18, 1992.(2)
10.7      --   Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated April 26, 1993.(2)
10.8      --   Power Purchase Option Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated April 26,
               1993.(2)
10.9      --   Second Mortgage and Security Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated December
               22, 1993.(2)
10.10     --   Third Mortgage and Security Agreement between UNITIL Power
               Corporation and Great Bay Power Corporation, dated December
               22, 1993.(2)
10.11     --   Registration Rights Agreement between Great Bay Power
               Corporation and the Selling Stockholders, dated April 7,
               1994 (the "Registration Rights Agreement").(2)
10.12     --   Amendment to Registration Rights Agreement between Great Bay
               Power Corporation and the Selling Stockholders, dated
               November 23, 1994.(2)
10.13     --   Stock and Subscription Agreement among Great Bay Power
               Corporation and the Selling Stockholders, dated April 7,
               1994.(2)
10.14     --   Acknowledgment and Amendment to Stock and Subscription
               Agreement, dated November 23, 1994.(2)
10.15     --   Settlement Agreement by and among Great Bay Power
               Corporation, the Official Bondholders' Committee and the
               Selling Stockholders, dated September 9, 1994.(2)
10.16     --   Letter Agreement, dated December 20, 1994, between Great Bay
               Power Corporation and the Selling Stockholders amending
               Registration Rights Agreement, as previously amended on
               November 23, 1994.(2)
10.17     --   Letter Agreement, dated March 29, 1995, between Great Bay
               Power Corporation and the Selling Stockholders amending
               Registration Rights Agreement, as previously amended on
               November 23, 1994 and December 20, 1994.(2)
10.18     --   Asset Purchase Agreement by and between Montaup Electric
               Company and Great Bay Power Corporation, dated as of June
               24, 1998(3)
10.19     --   1996 Stock Option Plan of BayCorp Holdings, Ltd.(1)(4)
10.20     --   Employment Agreement between Frank W. Getman Jr. and BayCorp
               Holdings, Ltd., dated May 5, 1998.(4)(5)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.21     --   Employment Agreement between John A. Tillinghast and BayCorp
               Holdings, Ltd., dated May 5, 1998.(4)(5)
21.1      --   List of Subsidiaries of BayCorp Holdings, Ltd.(5)
23.1      --   Consent of Arthur Andersen LLP.(5)

---------------

(1) Filed as an exhibit to the Registration Statement on Form S-4 of BayCorp Holdings, Ltd. (Registration Statement 333-3362) filed on July 12, 1996 and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

(3) Filed as an exhibit to the Quarterly Report on Form 10-Q of BayCorp Holdings, Ltd. for the quarter ended June 30, 1998 (File No. 1-12527) on August 13, 1998 and incorporated herein by reference.

(4) Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(5) Filed as an exhibit to this Annual Report on Form 10-K.