Form 10-Q
period 1999-03-31
BAYCORP HOLDINGS LTD
filed 1999-05-17
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended                            MARCH 31, 1999
                                                                 --------------
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from              to
                                     --------------  --------------

       Commission file number                                    1-12527
                                                                 -------

                             BAYCORP HOLDINGS, LTD.
             ------------------------------------------------------
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

Yes  [ X ]  No  [   ]

         Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  [ X ]  No  [   ]

               Class                               Outstanding at May 7, 1999
---------------------------------------            --------------------------
Common Stock, $0.01 Par Value per Share                    8,191,948

                             BAYCORP HOLDINGS, LTD.


                                      INDEX


PART I - FINANCIAL INFORMATION:

     Item 1 - Financial Statements:

     Consolidated Statements of Income and Comprehensive Income
     - Three Months Ended March 31, 1999 and 1998 .............................3

     Consolidated Balance Sheets at March 31, 1999
       and December 31, 1998.................................................4-5

     Consolidated Statements of Cash Flows - Three
       Months Ended March 31, 1999 and 1998....................................6

     Notes to Financial Statements..........................................7-12

     Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations:......................12-15

PART II - OTHER INFORMATION:

     Item 1 - Legal Proceedings...............................................15

     Item 6 - Exhibits and Reports on Form 8-K................................16

     Signature................................................................17

     Exhibit Index............................................................18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)



                                           Three Months   Three Months
                                              Ended          Ended
                                         March 31, 1999  March 31, 1998
                                         --------------  --------------

Operating Revenues                         $    10,103    $     7,443

Operating Expenses:
  Production                                     4,758          4,899
  Transmission                                     212            213
  Purchased Power                                2,007              0
  Administrative & General                       1,177          1,781
  Depreciation & Amortization                      938            877
  Taxes other than Income                        1,034          1,060
                                           -----------    -----------
    Total Operating Expenses                    10,126          8,830
                                           -----------    -----------
Operating Loss                                     (23)        (1,387)

Other (Income) Deductions:
  Interest and Dividend Income                    (169)          (352)
  Decommissioning Cost Accretion                   753            713
  Decommissioning Trust Fund Income               (175)          (109)
  Unit 2 Sales and Other Deductions                  6             26
                                           -----------    -----------
    Total Other Deductions                         415            278
                                           -----------    -----------
Loss Before Income Taxes                          (438)        (1,665)

Income Taxes                                         0              0
                                           -----------    -----------

Net Loss                                   ($      438)   ($    1,665)

Other Comprehensive Income, Net of Tax
  Unrealized Gains (Loss) on Securities           (215)            63
                                           -----------    -----------
Comprehensive Income (Loss)                ($      653)   ($    1,602)
                                           ===========    ===========
Weighted Average Shares Outstanding          8,191,948      8,264,192
Basic and Diluted Loss Per Share           ($     0.05)   ($     0.20)








 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                     March 31,      December 31,
                                                        1999             1998
                                                     ---------        ---------
ASSETS:
Current Assets:
  Cash & Cash equivalents                            $   3,170        $   2,559
  Short-term Investments, at market                     10,845            9,496
  Accounts Receivable                                    3,183            3,051
  Materials & Supplies, net                              3,396            3,633
  Prepayments & Other Assets                             3,424            3,177
                                                     ---------        ---------
      Total Current Assets                              24,018           21,916
                                                     ---------        ---------

Property, Plant, & Equipment:
  Utility Plant                                        112,827          112,325
  Less: Accumulated Depreciation                       (13,676)         (12,785)
                                                     ---------        ---------
  Net Utility Plant                                     99,151           99,540

  Nuclear Fuel                                          19,630           19,390
  Less: Accumulated Amortization                       (11,813)         (10,821)
                                                     ---------        ---------
  Net Nuclear Fuel                                       7,817            8,569

      Net Property, Plant & Equipment                  106,968          108,109

Other Assets:
  Decommissioning Trust Fund                            10,691           10,329
  Deferred Debits & Other                                    4                4
                                                     ---------        ---------
      Total Other Assets                                10,695           10,333
                                                     ---------        ---------

TOTAL ASSETS                                         $ 141,681        $ 140,358
                                                     =========        =========








 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                     March 31,      December 31,
                                                        1999             1998
                                                     ---------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses              $     874        $     394
  Taxes Accrued                                            880                0
  Miscellaneous Current Liabilities                      3,263            3,761
                                                     ---------        ---------
          Total Current Liabilities                      5,017            4,155

Operating Reserves:
  Decommissioning Liability                             61,027           60,274
  Miscellaneous Other                                      502              502
                                                     ---------        ---------
          Total Operating Reserves                      61,529           60,776

Other Liabilities & Deferred Credits                     4,429            4,068

Commitments & Contingencies                                  0                0

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,417,800                    84               84
   Less: Treasury Stock - 225,852 shares at cost        (1,629)          (1,629)
   Additional paid-in capital                           92,100           92,100
   Accumulated Other Comprehensive Income                  350              565
   Accumulated Deficit                                 (20,199)         (19,761)
                                                     ---------        ---------
          Total Stockholders' Equity                    70,706           71,359
                                                     ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 141,681        $ 140,358
                                                     =========        =========








 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                              Three Months     Three Months
                                                                  Ended            Ended
                                                             March 31, 1999   March 31, 1998
                                                             --------------   --------------
Net cash flow from operating activities:
  Net Loss                                                       ($  438)       ($1,665)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Depreciation                                                     938            877
    Amortization of nuclear fuel                                     992          1,026
    Decommissioning trust accretion                                  753            713
    Decommissioning trust interest                                  (156)          (109)
    Increase in accounts receivable                                 (130)        (5,107)
    (Increase)decrease in materials & supplies                       192           (518)
    Increase in prepaids and other assets                           (247)        (1,101)
    Increase(decrease) in accounts payable                           480            (20)
    Increase in taxes accrued                                        880            902
    Increase(decrease) in other accruals                            (127)           696
                                                                 -------        -------
Net cash provided by (used in) operating activities                3,137         (4,306)
                                                                 -------        -------

Net cash flows provided by (used in) investing activities:
  Utility plant additions                                           (504)          (363)
  Nuclear fuel additions                                            (240)           (32)
  Payments to decommissioning fund                                  (397)          (289)
  Short term investments, net                                     (1,385)         6,142
                                                                 -------        -------
Net cash provided by (used in) investing activities               (2,526)         5,458
                                                                 -------        -------

Net cash used in financing activities:
  Reacquired Capital Stock                                             0            (71)
                                                                 -------        -------
Net cash used in financing activities                                  0            (71)
                                                                 -------        -------

Net increase in cash and cash equivalents                            611          1,081

Cash and cash equivalents, beginning of period                     2,559          3,270
                                                                 -------        -------
Cash and cash equivalents, end of period                         $ 3,170        $ 4,351
                                                                 =======        =======




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.



                          NOTES TO FINANCIAL STATEMENTS


NOTE A - THE COMPANY

         BayCorp Holdings, Ltd. ("BayCorp" or the "Company") serves as a holding company for Great Bay Power Corporation ("Great Bay"). Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator ("EWG") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay has no franchise area or captive customers. Great Bay sells its power in the competitive wholesale power markets. In addition, BayCorp owns Little Bay Power Corporation ("Little Bay"). Little Bay was formed in connection with a pending acquisition of an additional 3% interest in the Seabrook Project. This acquisition is subject to regulatory approvals, including approval by the Nuclear Regulatory Commission ("NRC").

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, are adequate to make the information presented not misleading.

                             BAYCORP HOLDINGS, LTD.





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

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current period charge are as follows:

                                  Unrealized Gains      Accumulated Other
                                   on Securities      Comprehensive Income

Beginning Balance                    $ 565,000             $ 565,000
Current Period Charge                 (215,000)             (215,000)
                                     ---------             ---------
Ending Balance                       $ 350,000             $ 350,000
                                     =========             =========

         In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF Issue 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998. EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 may not be restated. The Company estimates the cumulative effect of this accounting change as of January 1, 1999 would be to increase net income by approximately $158,800 to recognize gains on net open physical purchase and sales commitments considered to be trading activity. The Company intends to adopt EITF 98-10 upon issuance of the final EITF ruling.

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

                             BAYCORP HOLDINGS, LTD.





of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay, its 12.1% joint ownership interest in the Seabrook Project comprises an "eligible facility."

UTILITY DEREGULATION; PUBLIC CONTROVERSY CONCERNING NUCLEAR POWER PLANTS

         The NHPUC and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay sells electricity are considering or are implementing initiatives relating to the deregulation of the electric utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, NEPOOL is restructuring to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. These markets commenced operation on May 1, 1999. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay believes it is a low-cost producer of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on Great Bay.

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

         In the event of a permanent shutdown of any unit, NRC regulations require that the unit be completely decontaminated of any residual radioactivity. Although the owners of the Seabrook Project are accumulating a trust fund to pay decommissioning costs, if these costs exceed the amount of the trust fund, the owners, including Great Bay, will be liable for the excess.

DECOMMISSIONING LIABILITY

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Seabrook Project, is approximately $497 million in 1998 dollars and $2.2 billion in 2026 dollars, assuming a remaining 27 year life for the facility and a future escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of March 31, 1999 is approximately $61 million.

         The Company accretes its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $53.2 million as December 31, 1996 to $61 million as of March 31, 1999.

                             BAYCORP HOLDINGS, INC.





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

         Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. The Company has therefore reported its investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $360,850 as of March 31, 1999.

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

         Great Bay's 1999 decommissioning payments will total approximately $1.6 million. The decommissioning funding schedule is determined by the NDFC, which reviews the schedule for the Seabrook Project at least annually. Great Bay expects to use revenues from the sale of power to make these decommissioning payments. In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. In response to the New Hampshire legislation, Great Bay has agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. As a result of these developments, the NRC staff found that Great Bay complies with the decommissioning funding assurance requirements.

                             BAYCORP HOLDINGS, INC.





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

LIQUIDITY AND CAPITAL EXPENDITURES

         BayCorp anticipates that its share of the Seabrook Project's capital expenditures for 1999 will total approximately $3.5 million, primarily for nuclear fuel and various capital projects. This estimate is based on the latest projections provided by the managing agent of the Seabrook Project.

         The Seabrook Project from time to time experiences both scheduled and unscheduled outages. The Company incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation.

         A scheduled refueling outage began on March 26, 1999 at the Seabrook Project. The plant resumed operation on May 14, 1999. Based on estimates provided by the managing agent of the Seabrook Project, the Company's portion of the costs associated with this outage is expected to be approximately $3.5 million.

         Little Bay and Montaup Electric Company, a subsidiary of EUA, are working to obtain required regulatory approvals in connection with Little Bay's agreement with Montaup to purchase Montaup's 3% interest in the Seabrook Project. If the parties obtain all required regulatory approvals, the parties intend to complete the transaction and Little Bay would pay approximately $3.2 million to Montaup. In addition, upon closing, the Company will reimburse Montaup for certain prepaid items as part of a purchase price adjustment. This purchase price adjustment primarily reflects adjustments for nuclear fuel and capital expenditures. The Company currently expects that this reimbursement will be approximately $1.5 million to $2.0 million.

         For each of the tax years 1994, 1995, 1996 and 1997, Great Bay filed property tax abatement applications with the town of Seabrook and two other New Hampshire towns in which the Seabrook Project is located. The abatement request for tax years 1994, 1995 and 1996 were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). On December 7, 1998, Great Bay announced that it had reached an agreement with the town of Seabrook to settle its outstanding property tax litigation. As a result of the settlement, Great Bay received approximately $1.3 million from the town of Seabrook in 1998. In addition, the parties agreed that the assessed value of the Seabrook Project will be reduced over the five-year period of the settlement agreement from $2.3 billion in 1998 to $1.2 billion in 2002. Great Bay and the other joint owners are currently engaged in settlement negotiations with the towns of Hampton and Hampton Falls.

NOTE D - EQUITY

         On October 9, 1997, the Board of Directors of BayCorp adopted a resolution authorizing BayCorp to repurchase up to an additional aggregate of 100,000 shares of BayCorp common stock on the open

                             BAYCORP HOLDINGS, INC.





market or in negotiated transactions. The shareholder groups controlled by Omega Advisors, Inc. and Elliot Associates, L.P., the owners of approximately 57% of the Company's shares outstanding in aggregate, have advised the Company that they do not intend to sell shares in the open market or in negotiated transactions which would be subject to repurchase by the Company under this repurchase program. As of March 31, 1999, the Company had repurchased 80,800 shares at a cost of approximately $460,689, or approximately $5.70 per share, as part of this repurchase program.

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

         A scheduled refueling outage began March 26, 1999 at the Seabrook Project. The plant resumed operation on May 14, 1999.

         For the three months ended March 31, 1999, the Company has reported a loss of approximately $438,000 primarily due to decreased revenues associated with this scheduled refueling outage.

RESULTS OF OPERATIONS: FIRST QUARTER OF FISCAL 1999 COMPARED TO THE FIRST QUARTER OF FISCAL 1998

Operating Revenues

         Operating Revenues increased by approximately $2,660,000, or 35.7%, to $10,103,000 in the first quarter of 1999 as compared to $7,443,000 in the first quarter of 1998. This increase in revenues was due in part to higher generation during the first quarter of 1999 as compared to the first quarter of 1998. For the first quarter of 1999, the capacity factor at the Seabrook plant was 94.1% versus a capacity factor of 81.2% for the first quarter of 1998. The capacity factor for the first quarter of 1999 was adversely affected by the refueling outage that began on March 26, 1999. The capacity factor for the first quarter of 1998 was adversely affected by an unscheduled outage that began on December 5, 1997 and continued until January 15, 1998. The increase in revenues was also due in part to the resale of purchased power during the first quarter of 1999. In addition to selling its generation from the Seabrook Project, the Company purchased approximately 68,200 megawatt hours of power for resale during the first quarter of 1999. The Company did not purchase any power for resale during the first quarter of 1998.

         Sales of electricity increased by approximately 43% to 353,670,240 kilowatt-hours ("kWhs") in the first quarter of 1999 as compared to 246,494,100 kWhs in the first quarter of 1998. During the first quarter of 1999 the average sales price per kWh (determined by dividing total sales revenue by the total

                             BAYCORP HOLDINGS, LTD.





number of kWhs sold in the applicable period) decreased 6% to 2.84 cents per kWh as compared with 3.02 cents per kWh in the first quarter of 1998.

         BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) decreased 19% to 2.90 cents per kWh in the first quarter of 1999 as compared to 3.58 cents per kWh in the first quarter of 1998. This decrease was primarily the result of the unscheduled outage and its associated costs, and the resulting lower capacity factor, at the Seabrook Project during the first quarter of 1998 as compared to the first quarter of 1999. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

         Production and Transmission expenses for the first quarter of 1999 decreased approximately $142,000, or 2.3%, as compared to the first quarter of 1998.

         The Company had purchased power costs of approximately $2,007,000 in the first quarter of 1999. There were no purchased power costs in the first quarter of 1998. As Great Bay enters into more sales transaction agreements to supply firm power, Great Bay's expenses to purchase power to cover firm power obligations during unscheduled outages may increase. Purchased power expenses may also increase as Great Bay may purchase power in the open market to resell to third parties.

         During the first quarter of 1999, there was a decrease of approximately $604,000, or 33.9%, in administrative and general expenses, from $1,781,000 in the first quarter of 1998 to $1,177,000 in the first quarter of 1999. This decrease was primarily attributable to outside marketing fees of approximately $597,200 in the first quarter of 1998. There were no outside marketing expenses in the first quarter of 1999. There was an increase of approximately $35,000, or 1.8%, in depreciation and amortization and taxes other than income, from $1,937,000 in the first quarter of 1998 to $1,972,000 in the first quarter of 1999.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $40,000, to $753,000 during the first quarter of 1999 as compared to $713,000 during the first quarter of 1998. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the over the period during which the Seabrook Project is licensed to operate.

         During the first quarter of 1999, the Company realized $338,000 in interest and miscellaneous other income as compared to $435,000 during the first quarter of 1998. This income primarily reflects interest earned on the Company's cash and decommissioning trust fund accounts. The decrease of $97,000, or 22.3%, primarily reflects reduced interest earnings on the lower cash balances during the first quarter of 1999 as compared to the first quarter of 1998.

                             BAYCORP HOLDINGS, INC.





Net Loss

         As a result of the above factors, during the first quarter ended March 31, 1999, the Company recorded a net loss of $438,000, or approximately $.05 per basic and diluted share, as compared to a net loss of $1,602,000, or approximately $.20 per basic and diluted share, during the first quarter ended March 31, 1998.

Net Operating Losses

         For federal income tax purposes, as of December 31, 1998, the Company had net operating loss carry forwards ("NOLs") of approximately $210 million, which are scheduled to expire between 2005 and 2012. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $74 million of NOLs are not currently subject to such limitations.

Liquidity

         BayCorp's cash and short-term investments increased approximately $1,960,000 during the first three months of 1999. Principal factors affecting liquidity during the three months ended March 31, 1999 included the operating loss of $438,000 discussed above and cash expenditures of approximately $744,000 for capital plant and nuclear fuel additions and $397,000 for decommissioning trust fund payments.

         Offsetting these cash charges were non-cash charges to income which included $938,000 for depreciation, $992,000 for nuclear fuel amortization, $753,000 decommissioning trust fund accretion and an increase in Taxes Accrued of $880,000. During the first quarter of 1999, prepaids and other assets increased approximately $247,000 and other working capital items decreased $127,000.

Year 2000

         The Company's Annual Report on Form 10-K filed on March 31, 1999 describes the "Year 2000" issue and its potential affect on the Company's business, operations, financial results and liquidity. The following information regarding year 2000 issues supplements the information contained in the Company's Form 10-K and should be read in conjunction with that information.

         According to April 1999 estimates provided by North Atlantic Energy Service Corporation ("NAESCO"), the managing agent of the Seabrook Project, Great Bay's share of costs to address year 2000 issues at the Seabrook Project will be approximately $410,000. As of March 31, 1999, Great Bay's share of costs to address year 2000 issues at the Seabrook Project was approximately $243,000. Great Bay has funded these expenses from its operating revenues.

                             BAYCORP HOLDINGS, INC.





         As of March 31, 1999, NAESCO identified approximately 1,325 separate millennium items and determining that 78.5% can be accepted as modified to date or without modification and 21.5% require further testing, modification or replacement.

         NAESCO has defined a schedule to implement all year 2000 corrective actions. A number of critical remediation tasks still must be accomplished, most of which are scheduled for completion by July 1, 1999 and some of which are scheduled for completion by September 1999.

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

         This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or Great Bay to differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.

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

                             BAYCORP HOLDINGS, INC.





value of the Seabrook Project will be reduced over the five-year period of the settlement agreement from $2.3 billion in 1998 to $1.2 billion in 2002. Great Bay and the other joint owners are currently engaged in settlement negotiations with the towns of Hampton and Hampton Falls.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  See Exhibit Index

        (b) There were no reports on Form 8-K submitted for the three months ended March 31, 1999.

                             BAYCORP HOLDINGS, INC.





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   BAYCORP HOLDINGS, LTD.



May 17, 1999               By:     /s/  Frank W. Getman Jr.
                                   ---------------------------------------
                                        Frank W. Getman Jr.
                                        President and Chief Executive Officer

                             BAYCORP HOLDINGS, INC.





                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION



27.1                                Financial Data Schedule

99.1 Certain Factors That May Affect Future Results, set out on pages 18-22 of the Company's Annual Report on Form 10-K for the period ended December 31, 1998. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.