Form 10-Q
period 1999-06-30
BAYCORP HOLDINGS LTD
filed 1999-08-16
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended            June 30, 1999
                                      -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _____________


       Commission file number               1-12527
                              -------------------------------------------------


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

Yes [X]      No [ ]


               Class                              Outstanding at August 10, 1999
---------------------------------------           ------------------------------
Common Stock, $0.01 Par Value per Share                    8,191,948

                             BAYCORP HOLDINGS, LTD.

                                      INDEX


PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
             - Three and Six Months Ended June 30, 1999 and 1998 .........     3

         Consolidated Balance Sheets at June 30, 1999
             and December 31, 1998........................................   4-5

         Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 1999 and 1998..........................     6

         Notes to Financial Statements....................................  7-13

         Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations:............... 13-17

PART II - OTHER INFORMATION:

         Item 4 - Submission of Matters to a Vote of Security Holders.....    17

         Item 6 - Exhibits and Reports on Form 8-K........................    17

         Signature........................................................    18

         Exhibit Index....................................................    19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

            (Dollars in Thousands, except shares and per share data)


                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                ------------------------      ------------------------
                                                   1999          1998            1999          1998
                                                ----------    ----------      ----------    ----------

Operating Revenues                              $    7,450    $    7,438      $   17,554    $   14,881

Operating Expenses:
  Production                                         4,670         5,252           9,428        10,150
  Transmission                                         223           214             436           427
  Purchased Power                                    3,166             0           5,173             0
  Administrative & General                           1,717         3,732           2,894         5,513
  Depreciation & Amortization                          939           877           1,877         1,755
  Taxes other than Income                            1,054         1,037           2,088         2,097
                                                ----------    ----------      ----------    ----------
      Total Operating Expenses                      11,769        11,112          21,896        19,942
                                                ----------    ----------      ----------    ----------
Operating Loss                                      (4,319)       (3,674)         (4,342)       (5,061)

Other (Income) Deductions:
  Interest and Dividend Income                        (130)         (140)           (299)         (491)
  Decommissioning Cost Accretion                       880           720           1,633         1,433
  Decommissioning Trust Fund Income                   (114)         (140)           (289)         (249)
  Unit 2 Sales and Other Deductions                      9            60              15            86
                                                ----------    ----------      ----------    ----------
      Total Other Deductions                           645           500           1,060           779
                                                ----------    ----------      ----------    ----------
Loss Before Income Taxes                            (4,964)       (4,174)         (5,402)       (5,840)
Income Taxes                                             0             0               0             0
                                                ----------    ----------      ----------    ----------
Net Loss Before Cumulative Effect of
  Change in Accounting Principle                $   (4,964)   $   (4,174)     $   (5,402)   $   (5,840)
Cumulative Effect of Change in
  Accounting Principle                                 159             0             159             0
Net Loss                                        $   (4,805)   $   (4,174)     $   (5,243)   $   (5,840)
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on Securities             (155)          267            (370)          330
                                                ----------    ----------      ----------    ----------
Comprehensive Loss                              $   (4,960)   $   (3,907)     $   (5,613)   $   (5,510)
                                                ==========    ==========      ==========    ==========
Weighted Average Shares Outstanding              8,191,948     8,262,748       8,191,948     8,262,466
Basic and Diluted Loss Per Share                $    (0.59)   $    (0.51)     $    (0.64)   $    (0.71)




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       June 30,   December 31,
                                                         1999        1998
                                                       --------   -----------

ASSETS:
Current Assets:
  Cash & Cash equivalents                              $  7,884    $  2,559
  Short-term Investments, at market                           0       9,496
  Accounts Receivable                                     3,867       3,051
  Materials & Supplies, net                               3,365       3,633
  Prepayments & Other Assets                              4,343       3,177
                                                       --------    --------
      Total Current Assets                               19,459      21,916
                                                       --------    --------
Property, Plant, & Equipment:
  Utility Plant                                         114,412     112,325
  Less: Accumulated Depreciation                        (14,511)    (12,785)
                                                       --------    --------
  Net Utility Plant                                      99,901      99,540
  Nuclear Fuel                                           14,953      19,390
  Less: Accumulated Amortization                         (7,910)    (10,821)
                                                       --------    --------
  Net Nuclear Fuel                                        7,043       8,569

      Net Property, Plant & Equipment                   106,944     108,109

Other Assets:
  Decommissioning Trust Fund                             11,046      10,329
  Deferred Debits & Other                                    70           4
                                                       --------    --------
      Total Other Assets                                 11,116      10,333
                                                       --------    --------
TOTAL ASSETS                                           $137,519    $140,358
                                                       ========    ========




(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            June 30,  December 31,
                                                             1999        1998
                                                           --------   -----------


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses                    $  2,224    $    394
  Taxes Accrued                                               1,304           0
  Miscellaneous Current Liabilities                           1,222       3,761
                                                           --------    --------
          Total Current Liabilities                           4,750       4,155

Operating Reserves:
  Decommissioning Liability                                  61,906      60,274
  Miscellaneous Other                                           502         502
                                                           --------    --------
          Total Operating Reserves                           62,408      60,776

Other Liabilities & Deferred Credits                          4,615       4,068

Commitments & Contingencies                                       0           0

Stockholders' Equity:
  Common stock, $.01 par value,
   Authorized - 20,000,000 shares,
   Issued and Outstanding - 8,417,800                            84          84
   Less: Treasury Stock - 225,852 shares, at cost            (1,629)     (1,629)
   Additional paid-in capital                                92,100      92,100
   Accumulated Other Comprehensive Income                       195         565
   Accumulated Deficit                                      (25,004)    (19,761)
                                                           --------    --------
          Total Stockholders' Equity                         65,746      71,359
                                                           --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $137,519    $140,358
                                                           ========    ========





(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 Six Months     Six Months
                                                                   Ended         Ended
                                                               June 30, 1999  June 30, 1998
                                                               -------------  -------------

Net cash flow from operating activities:
    Net Loss                                                     $(5,402)       $(5,840)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Cumulative effect of change in accounting principle         159              0
         Depreciation & Amortization                               1,877          1,755
         Amortization of nuclear fuel                              1,916          2,052
         Decommissioning trust accretion                           1,633          1,433
         Decommissioning trust interest                             (289)          (249)
         Increase in accounts receivable                            (815)          (711)
        (Increase) decrease in materials & supplies                  178           (114)
         Increase in prepaids and other assets                    (1,232)        (1,540)
         Increase (decrease) in accounts payable                   1,830           (185)
         Increase in taxes accrued                                 1,304          1,350
         Other increase (decrease)                                (1,975)         1,560
                                                                 -------        -------
Net cash used in operating activities                               (816)          (489)
                                                                 -------        -------
Net cash flows provided by (used in) investing activities:
  Utility plant additions                                         (2,147)          (833)
  Nuclear fuel additions                                            (391)          (493)
  Payments to decommissioning fund                                  (794)          (579)
  Short term investments, net                                      9,473          6,586
                                                                 -------        -------
Net cash provided by (used in) investing activities                6,141          4,681
                                                                 -------        -------
Net cash used in financing activities:
  Reacquired Capital Stock                                             0            (71)
                                                                 -------        -------
Net cash used in financing activities                                  0            (71)
                                                                 -------        -------

Net increase (decrease) in cash and cash equivalents               5,325          4,121
Cash and cash equivalents, beginning of period                     2,559          3,270
                                                                 -------        -------
Cash and cash equivalents, end of period                         $ 7,884        $ 7,391
                                                                 =======        =======




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - THE COMPANY

         BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns three subsidiaries:
Houston Street Exchange, Inc. ("Houston Street"), Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which is wholly-owned.

         Houston Street developed and operates the first Web portal for trading wholesale electric power. Houston Street provides an online trading floor, HoustonStreet.com, which allows power marketers to trade power over the Internet. Launched on July 8, 1999, HoustonStreet.com delivers to the power trader, in an easy to use, fully Web-based trading floor, the information and flexibility they need to post offers, make bids, counter and re-counter and close the transaction. HoustonStreet.com enables traders to trade power based on the product and term of their choice. Traders are able to customize their Web page so they can see information that may impact decisions on trading strategy such as weather reports, news headlines about the energy industry and stock prices. After an initial free trade period, Houston Street will charge commissions for megawatt hours traded on HoustonStreet.com. Currently, HoustonStreet.com allows for trading in the New England Power Pool ("NEPOOL"), the New York Power Pool and in the Pennsylvania, New Jersey and Maryland Pool ("PJM"). Houston Street expects to have all electricity trading regions within the United States available on HoustonStreet.com by early Fall 1999.

         Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). Great Bay is an exempt wholesale generator ("EWG") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay has no franchise area or captive customers. Great Bay sells its power in the competitive wholesale power markets, including through HoustonStreet.com.

          Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Neither BayCorp nor its subsidiaries has operational responsibilities for the Seabrook Project. Great Bay's share of the Seabrook Project capacity is approximately 140 megawatts ("MW"). Great Bay currently sells all but approximately 20 MW of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its owned generation, Great Bay purchases power on the open market for resale to third parties.

          Little Bay was formed in connection with a pending acquisition of an additional 3% interest in the Seabrook Project. This acquisition is subject to regulatory approvals, including approval by the Nuclear Regulatory Commission ("NRC"). Little Bay was incorporated in New Hampshire in 1998 and currently conducts no business activity.

         Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly formed wholly-owned subsidiary of BayCorp with and into Great Bay on

                             BAYCORP HOLDINGS, LTD.


January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. The new corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay and Little Bay, to engage in businesses that these subsidiaries would be prohibited from pursuing due to their status as EWG's under the PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

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

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current period charge are as follows:

                                   Three Month        Six Month        Accumulated Other
                                 Unrealized Gains   Unrealized Gains     Comprehensive
                                  on Securities      on Securities          Income
                                 ----------------   ----------------   -----------------

Beginning Balance                   $ 350,000           $ 565,000          $ 565,000
Current Period Charge                (155,000)           (370,000)          (370,000)
                                    ---------           ---------          ---------
Ending Balance                      $ 195,000           $ 195,000          $ 195,000
                                    =========           =========          =========

         In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 have not been restated. The cumulative effect of this accounting change as of January 1, 1999 was an increase in net income of approximately $159,000 to recognize gains on net open physical purchase and sales commitments considered to be trading activity. As of June 30, 1999, the Company had a net unrealized loss of approximately $147,000 included in accrued expenses. The net change in unrealized loss on trading activities as of June 30, 1999 was $306.000 and is included in purchased power in the accompanying consolidated statements of income.

         In accordance with Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start Up Activities, the Company expensed costs associated with the start up of Houston Street.

                             BAYCORP HOLDINGS, LTD.


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

                             BAYCORP HOLDINGS, LTD.



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

DECOMMISSIONING LIABILITY

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Seabrook Project, is approximately $513 million in 1998 dollars and $2.2 billion in 2015 dollars, assuming for decommissioning and liability purposes only a remaining 17 year life for the facility, and a future escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of June 30, 1999 was approximately $61.9 million.

         The Company accrets its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $53.2 million as of December 31, 1996 to $61.9 million as of June 30, 1999.

         In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. In response to the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund in 1998 such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026.

         The Seabrook Project's decommissioning cost projection schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions based on factors such as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially.

         The NDFC issued a Report and Order dated April 1999 related to proceeding NDFC 98-1, the comprehensive update of Seabrook Unit #1 Decommissioning Fund, which was filed in March 1998. The NDFC is expected to issue a final Report and Order by the end of the third quarter 1999. For funding purposes, this Order is expected to reflect decommissioning beginning in 2015, shortening the funding period which commenced in 1990 from 36

                             BAYCORP HOLDINGS, LTD.


to 25 years. Great Bay began funding at an accelerated rate in 1998 in response to New Hampshire legislation, and as such, the accelerated funding anticipated as a result of this Order is not expected to have a material impact on Great Bay. Great Bay's 1999 decommissioning payments will total approximately $1.7 million. Great Bay expects to use revenues from the sale of power to make decommissioning payments.

         Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. The Company has therefore reported its investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of approximately $192,700 as of June 30, 1999.

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

LIQUIDITY AND CAPITAL EXPENDITURES

         As of June 30, 1999, BayCorp had approximately $7.9 million in cash and cash equivalents and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay, will be sufficient to enable the Company to meet its cash requirements until the prices at which Great Bay can sell its electricity increase sufficiently to enable the Company to cover its annual cash requirements. However, if the Seabrook Project operated at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at

                             BAYCORP HOLDINGS, LTD.


the rates and within the time expected by Great Bay, Great Bay or the Company would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that Great Bay or the Company would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

         BayCorp's cash and short-term investments decreased approximately $4,171,000 during the first six months of 1999. Principal factors affecting liquidity during the six months ended June 30, 1999 included the net loss of $5,243,000 discussed below and cash expenditures of approximately $2,538,000 for capital and nuclear fuel additions and $794,000 for decommissioning trust fund payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Offsetting these cash charges were non-cash charges to income which included $1,877,000 for depreciation, $1,916,000 for nuclear fuel amortization, $1,633,000 decommissioning trust fund accretion and an increase in Taxes Accrued of $1,304,000. Property taxes on the Seabrook plant are payable in July and December. During the first six months of 1999, working capital items decreased $2,014,000 primarily due to payments for refueling outage costs.

         BayCorp anticipates that its share of the Seabrook Project's capital expenditures for 1999 will total approximately $3.6 million, primarily for nuclear fuel and various capital projects. This estimate is based on the latest projections provided by the managing agent of the Seabrook Project.

         The Seabrook Project from time to time experiences both scheduled and unscheduled outages. The Company incurs losses during outage periods due to the loss of all operating revenues and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation.

         A scheduled refueling outage began on March 26, 1999 at the Seabrook Project. The plant resumed full operating power on May 21, 1999. Based on reports provided by the managing agent of the Seabrook Project, the Company's portion of the costs associated with this refueling outage were approximately $3.6 million.

         Little Bay and Montaup Electric Company, a subsidiary of EUA, are working to obtain required regulatory approvals in connection with Little Bay's agreement with Montaup to purchase Montaup's 3% interest in the Seabrook Project. If the parties obtain all required regulatory approvals, the parties intend to complete the transaction and Little Bay would pay approximately $3.2 million to Montaup. In addition, upon closing, the Company will reimburse Montaup for certain prepaid items as part of a purchase price adjustment. This purchase price adjustment primarily reflects adjustments for nuclear fuel and capital expenditures. The Company currently expects that this reimbursement will be approximately $1.0 million to $1.5 million. The Company hopes to close this acquisition in 1999.

NOTE D - EQUITY

         On October 9, 1997, the Board of Directors of BayCorp adopted a resolution authorizing BayCorp to repurchase up to an additional aggregate of 100,000 shares of BayCorp common stock on the open market or in negotiated transactions. The shareholder groups controlled by Omega Advisors, Inc.

                             BAYCORP HOLDINGS, LTD.


and Elliot Associates, L.P., the owners of approximately 57% of the Company's shares outstanding in aggregate, have advised the Company that they do not intend to sell shares in the open market or in negotiated transactions which would be subject to repurchase by the Company under this repurchase program. As of June 30, 1999, the Company had repurchased 80,800 shares at a cost of approximately $460,689, or approximately $5.70 per share, as part of this repurchase program.

         Neither the Company nor Great Bay has ever paid cash dividends on its common stock. BayCorp currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         BayCorp derives substantially all of its revenue through its 100% equity interest in Great Bay. Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. The Company anticipates that it will derive additional revenue beginning in September 1999 through commissions earned on wholesale power trades made on HoustonStreet.com.

         At the Seabrook Project, a scheduled refueling outage began on March 26, 1999. The plant resumed full operating power on May 21, 1999. For the three months ended June 30, 1999, the Company reported a loss of approximately $4,805,000, primarily due to decreased net revenues associated with this scheduled refueling outage.

RESULTS OF OPERATIONS: SECOND QUARTER OF FISCAL 1999 COMPARED TO THE SECOND QUARTER OF FISCAL 1998

Operating Revenues

         Operating Revenues increased by approximately $12,500, or . 2%, to $7,450,000 in the second quarter of 1999 as compared to $7,438,000 in the second quarter of 1998. In addition to selling its owned generation, Great Bay purchased power for approximately $2,860,000 for resale during the second quarter of 1999. Great Bay did not purchase any power for resale during the second quarter of 1998. For the second quarter of 1999, the capacity factor at the Seabrook plant was 47.9% versus a capacity factor of 78.2% for the second quarter of 1998. The capacity factor for the second quarter of 1999 was adversely affected by the scheduled refueling outage that began on March 26, 1999. The plant resumed full operating capacity on May 21, 1999. The capacity factor for the second quarter of 1998 was adversely affected by 19 unscheduled outage days.

          Sales of electricity increased by approximately 2.3% to 245,408,400 kilowatt-hours ("kWhs") in the second quarter of 1999 as compared to 239,951,500 kWhs in the second quarter of 1998. During the second quarter of 1999 the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) decreased 3.5% to 2.99 cents per kWh as compared with 3.10 cents per kWh in the second quarter of 1998.

                             BAYCORP HOLDINGS, LTD.



          BayCorp's cost of power (determined by dividing total operating expenses by BayCorp's 12.1% share of the power produced by the Seabrook Project during the applicable period) increased 3.7% to 4.80 cents per kWh in the second quarter of 1999 as compared to 4.63 cents per kWh in the second quarter of 1998. This increase was primarily the result of the scheduled refueling outage and its associated costs, and the resulting lower capacity factor, at the Seabrook Project during the second quarter of 1999 as compared to the second quarter of 1998. Scheduled and unscheduled outage time increases BayCorp's cost of power because Seabrook costs are spread over fewer kWhs.

Expenses

         Production and Transmission expenses for the second quarter of 1999 decreased approximately $573,000, or 10.5%, as compared to the second quarter of 1998. Great Bay had purchased power costs of approximately $2,860,000 and a net change in unrealized loss on trading activity of approximately $306,000 in the second quarter of 1999. See "Note B - Summary of Significant Accounting Policies." There were no purchased power costs in the second quarter of 1998. As Great Bay enters into more sales transaction agreements to supply firm power, Great Bay's expenses to purchase power to cover firm power obligations during scheduled and unscheduled outages may increase. Purchased power expenses may also increase as Great Bay may purchase power in the open market to resell to third parties.

         During the second quarter of 1999, there was a decrease of approximately $2,015,000, or 54%, in administrative and general expenses, from $3,732,000 in the second quarter of 1998 to $1,717,000 in the second quarter of 1999. During the second quarter of 1998, Great Bay incurred expenses related to the settlement of the litigation between Great Bay and Great Bay's former marketing agent, PECO Energy Company. There were no comparable administrative and general expenses in the second quarter of 1999. There was an increase of approximately $79,000, or 4.1%, in depreciation and amortization and taxes other than income, from $1,914,000 in the second quarter of 1998 to $1,993,000 in the second quarter of 1999.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $160,000, to $880,000 during the second quarter of 1999 as compared to $720,000 during the second quarter of 1998. This increase is primarily due to a change in the decommissioning cost projection schedule in 1999. See "Note C - Decommissioning Liability." This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the over the period during which the Seabrook Project is projected to operate.

         During the second quarter of 1999, the Company realized $235,000 in interest and miscellaneous other income as compared to $220,000 during the second quarter of 1998. This income primarily reflects interest earned on the Company's cash and decommissioning trust fund accounts.

Net Loss

         As a result of the above factors, during the second quarter ended June 30, 1999, the Company recorded a net loss of $4,805,000, or approximately $.59 per basic and diluted share, as compared to a net loss of $4,174,000, or approximately $.51 per basic and diluted share, during the second quarter ended June 30, 1998.

                             BAYCORP HOLDINGS, LTD.



RESULTS OF OPERATIONS: FIRST SIX MONTHS OF FISCAL 1999 COMPARED TO THE FIRST SIX MONTHS OF FISCAL 1998

Operating Revenues

         Operating Revenues increased by approximately $2,673,000, or 18%, to $17,554,000 in the first six months of 1999 as compared to $14,881,000 in the first six months of 1998. This increase in revenues was primarily due to purchased power of approximately $4,867,000. There was no purchased power during the first six months of 1998. For the first six months of 1999, the capacity factor at the Seabrook plant was 70.8% versus a capacity factor of 79.7% for the first six months of 1998. The capacity factor for the first six months of 1999 was adversely affected by the scheduled refueling outage that began on March 27, 1999. The plant resumed full operating power on May 21, 1999. The capacity factor for the first six months of 1998 was adversely affected by unscheduled outages that lasted a total of 35 days during January and June. Sales of electricity increased by approximately 11.3% to 599,078,600 kWhs in the first six months of 1999 as compared to 486,445,600 kWhs in the first six months of 1998. During the first six months of 1999 the average sales price per kWh decreased 5.2% to 2.90 cents per kWh as compared with 3.06 cents per kWh in the first six months of 1998.

          BayCorp's cost of power decreased 11% to 3.65 cents per kWh in the first six months of 1999 as compared to 4.10 cents per kWh in the first six months of 1998. This decrease was primarily the result of decreased Administrative and General Expenses in the first six months of 1999 as compared to the first six months of 1998.

Expenses

         Production and Transmission expenses for the first six months of 1999 decreased approximately $713,000, or 6.7%, as compared to the first six months of 1998. This decrease was primarily the result of unscheduled outage related costs incurred in the first six months of 1998. Great Bay had purchased power costs of $4,867,000 and a net change in unrealized loss on trading activity of approximately $306,000 in the first six months of 1999. See "Note B - Summary of Significant Accounting Policies." There were no purchased power costs in the first six months of 1998.

         Administrative and general expenses decreased $2,619,000, or 47.5%, to $2,894,000 in the first six months of 1999 as compared to $5,513,000 in the first six months of 1998. This decrease was primarily attributable to the charge related to Great Bay's buy-out of its power marketing agreement with PECO for approximately $2,500,000 during the first six months of 1998. There was an overall increase of approximately $113,000, or 2.9%, in depreciation and amortization and taxes other than income expenses, from $3,852,000 in the first six months of 1998 to $3,965,000 in the first six months of 1999.

Other (Income) Deductions

         Decommissioning Cost Accretion increased $200,000, to $1,633,000 during the first six months of 1999 as compared to $1,433,000 during the first six months of 1998. This increase was primarily due to a change in the decommissioning cost projection schedule in 1999. See "Note C - Decommissioning Liability." This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the over the period during which the Seabrook Project is projected to operate.

                             BAYCORP HOLDINGS, LTD.



         During the first six months of 1999, the Company realized $573,000 in interest on the Company's cash and decommissioning trust fund accounts and in other income as compared to $654,000 during the first six months of 1998. The decrease of $81,000, or 12.4%, primarily reflects reduced interest earnings on the lower cash balances during the first six months of 1999 as compared to the first six months of 1998.

Net Loss

         As a result of the above factors, during the first six months ended June 30, 1999, the Company recorded a net loss of $5,243,000, or approximately $.64 per basic and diluted share, as compared to a net loss of $5,840,000, or approximately $.71 per basic and diluted share, during the first six months ended June 30, 1998.

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

         On June 23, 1999, North Atlantic Energy Service Corporation ("NAESCO"), the managing agent of the Seabrook Project, notified the NRC that NAESCO completed year 2000 readiness activities on those systems within the scope of the Seabrook Project's operating license, NRC regulations and other systems required for continued operation of the Seabrook Project after January 1, 2000.

         According to July 1999 estimates provided by NAESCO, Great Bay's share of costs to address year 2000 issues at the Seabrook Project will be approximately $380,000. As of June 30, 1999, Great Bay's share of costs to address year 2000 issues at the Seabrook Project was approximately $302,000. Great Bay has funded these expenses from its operating revenues.

         As of June 30, 1999, NAESCO identified approximately 1,400 separate millennium items and reported that all of these items can be accepted as modified to date or without modification and that none

                             BAYCORP HOLDINGS, LTD.


requires further testing, modification or replacement. NAESCO reported that it completed its contingency planning and that it plans to proceed with contingency training.

         Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot ensure that efforts to timely and cost-effectively resolve year 2000 issues were or will be successful. If year 2000 compliance efforts were or are unsuccessful or incomplete, or if costs exceed NAESCO's estimates, the Company's business, operations, financial results and liquidity could be materially and adversely affected.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on April 28, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the stockholders of the
Company:

         (1) elected a Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified (by a vote of 6,180,792 in favor of the proposal and 24,651 votes against the proposal, as to all Directors), and

         (2) ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year (6,204,464 votes in favor of the proposal, 578 votes against the proposal and 401 votes abstained.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended June 30, 1999.

                             BAYCORP HOLDINGS, LTD.



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      BAYCORP HOLDINGS, LTD.


August 13, 1999                       By: /s/ Frank W. Getman Jr.
                                          -------------------------------------
                                          Frank W. Getman Jr.
                                          President and Chief Executive Officer

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