Form 10-Q
period 1999-09-30
BAYCORP HOLDINGS LTD
filed 1999-11-15
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                              September 30, 1999
                                                              ------------------
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

Yes _X_  No ___

     Indicate by check mark whether the registrant has filed all documents required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _X_  No ___

              Class                             Outstanding at November 10, 1999
---------------------------------------         --------------------------------
Common Stock, $0.01 Par Value per Share                   8,231,948

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
           - Three and Nine Months Ended September 30, 1999 and 1998 ......................................... 3

         Consolidated Balance Sheets at September 30, 1999
           and December 31, 1998............................................................................ 4-5

         Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 1999 and 1998........................................................... 6

         Notes to Financial Statements..................................................................... 7-12

         Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations:..................................................................... 12-18

PART II - OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K........................................................... 19

Signature.................................................................................................... 20

Exhibit Index................................................................................................ 21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (DOLLARS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                               THREE MONTHS                             NINE MONTHS
                                                            ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                         1999                1998                1999                1998
                                                     -------------------------------         -------------------------------

Operating Revenues                                   $    15,801         $     8,899         $    33,355         $    23,780

Operating Expenses:
  Production                                               4,653               5,054              14,081              15,204
  Transmission                                               212                 211                 648                 638
  Purchased Power                                          5,254                 420              10,121                 420
  Administrative & General                                 2,300               1,243               5,194               6,756
  Depreciation & Amortization                              1,067                 879               2,944               2,634
  Taxes other than Income                                  1,374               1,057               3,462               3,154
  Unrealized Loss on Firm Forward Contracts                  495                   0                 801                   0
                                                     -------------------------------         -------------------------------
      Total Operating Expenses                            15,355               8,864              37,251              28,806
                                                     -------------------------------         -------------------------------
Operating Income (Loss)                                      446                  35              (3,896)             (5,026)

Other (Income) Deductions:
  Interest and Dividend Income                              (153)               (237)               (452)               (728)
  Decommissioning Cost Accretion                             816                 720               2,449               2,153
  Decommissioning Trust Fund Income                         (166)               (132)               (455)               (381)
  Unit 2 Sales and Other Deductions                           69                  39                  84                 125
                                                     -------------------------------         -------------------------------
      Total Other Deductions                                 566                 390               1,626               1,169
                                                     -------------------------------         -------------------------------
Loss Before Income Taxes                                    (120)               (355)             (5,522)             (6,195)

Income Taxes                                                   0                   0                   0                   0
                                                     -------------------------------         -------------------------------

Net Loss Before Cumulative Effect
  of Change in Accounting Principle                         (120)               (355)             (5,522)             (6,195)

Cumulative Effect of Change in
  Accounting Principle                                         0                   0                 159                   0
                                                     -------------------------------         -------------------------------
Net Loss                                                    (120)               (355)             (5,363)             (6,195)

Other Comprehensive Income (Loss), Net of Tax

  Unrealized Gains (Losses) on Securities                   (240)                 37                (610)                367
                                                     -------------------------------         -------------------------------
Comprehensive Loss                                   $      (360)        $      (318)        $    (5,973)        $    (5,828)
                                                     ===============================         ===============================
Weighted Average Shares Outstanding                    8,215,100           8,251,933           8,199,750           8,259,580
Basic and Diluted Loss Per Share                     $     (0.01)        $     (0.04)        $     (0.65)        $     (0.75)


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               September 30,         December 31,
                                                   1999                  1998
                                               -------------         ------------
ASSETS:

Current Assets:
  Cash & Cash equivalents                        $   6,236             $   2,559
  Short-term Investments, at market                  4,478                 9,496
  Accounts Receivable                                3,840                 3,051
  Materials & Supplies, net                          3,392                 3,633
  Prepayments & Other Assets                         1,984                 3,177
                                                 ---------             ---------
      Total Current Assets                          19,930                21,916
                                                 ---------             ---------

Property, Plant, & Equipment:
  Utility Plant                                    115,465               112,325
  Less: Accumulated Depreciation                   (15,259)              (12,785)
                                                 ---------             ---------
  Net Utility Plant                                100,206                99,540

  Nuclear Fuel                                      15,081                19,390
  Less: Accumulated Amortization                    (8,834)              (10,821)
                                                 ---------             ---------
  Net Nuclear Fuel                                   6,247                 8,569

      Net Property, Plant & Equipment              106,453               108,109

Other Assets:
  Decommissioning Trust Fund                        11,463                10,329
  Deferred Debits & Other                               70                     4
                                                 ---------             ---------
      Total Other Assets                            11,533                10,333
                                                 ---------             ---------
TOTAL ASSETS                                     $ 137,916             $ 140,358
                                                 =========             =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        September 30,         December 31,
                                                                            1999                  1998
                                                                        -------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts Payable and Accrued Expenses                                   $   1,534             $     394
  Taxes Accrued                                                                 694                     0
  Accrued Liability: Unrealized Loss on Firm Forward Contracts                  642                     0
  Miscellaneous Current Liabilities                                           1,568                 3,761
                                                                          ---------             ---------
          Total Current Liabilities                                           4,438                 4,155

Operating Reserves:
  Decommissioning Liability                                                  62,723                60,274
  Miscellaneous Other                                                           502                   502
                                                                          ---------             ---------
          Total Operating Reserves                                           63,225                60,776

Other Liabilities & Deferred Credits                                          4,676                 4,068

Commitments & Contingencies                                                       0                     0


Stockholders' Equity:
  Common stock, $.01 par value,
   Authorized - 20,000,000 shares,
   Issued and Outstanding - 8,457,800 and 8,417,800, respectively                84                    84
   Less: Treasury Stock - 225,852 shares, at cost                            (1,629)               (1,629)
   Additional paid-in capital                                                92,246                92,100
   Accumulated Other Comprehensive Income (Loss)                                (45)                  565
   Accumulated Deficit                                                      (25,079)              (19,761)
                                                                          ---------             ---------
          Total Stockholders' Equity                                         65,577                71,359
                                                                          ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 137,916             $ 140,358
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

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     Nine Months           Nine Months
                                                                        Ended                 Ended
                                                                  September 30, 1999    September 30, 1998
                                                                  -------------------   -------------------
Net cash flow from operating activities:

    Net Loss                                                            ($5,363)            ($6,195)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Cumulative effect of change in accounting principle               (159)
         Depreciation & Amortization                                      2,944               2,634
         Amortization of nuclear fuel                                     2,840               3,078
         Unrealized Loss on Firm Forward Contracts                          801                   0
         Decommissioning trust accretion                                  2,449               2,153
         Decommissioning trust interest                                    (455)               (381)
         Increase in accounts receivable                                   (789)             (2,734)
         (Increase) decrease in materials & supplies                        106                (224)
         Decrease in prepaids and other assets                              622                 230
         Increase (decrease) in accounts payable                          1,140                (136)
         Increase in taxes accrued                                          695                 457
         Other increase (decrease)                                       (1,045)              2,261
                                                                        -------             -------
Net cash provided by operating activities                                 3,786               1,143
                                                                        -------             -------

Net cash flows provided by (used in) investing activities:
  Utility plant additions                                                (3,475)             (1,645)
  Nuclear fuel additions                                                   (519)             (3,852)
  Payments to decommissioning fund                                       (1,272)               (960)
  Short term investments, net                                             4,961               6,986
                                                                        -------             -------
Net cash provided by (used in) investing activities                        (305)                529
                                                                        -------             -------

Net cash provided by (used in) financing activities:

  Stock Option Exercise                                                     196                   0
  Reacquired Capital Stock                                                    0                (435)
                                                                        -------             -------
Net cash provided by (used in) financing activities                         196                (435)
                                                                        -------             -------

Net increase in cash and cash equivalents                                 3,677               1,879

Cash and cash equivalents, beginning of period                            2,559               3,270
                                                                        -------             -------
Cash and cash equivalents, end of period                                $ 6,236             $ 4,507
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

     Houston Street developed and operates the first Web portal for trading wholesale electric power. Houston Street provides an online trading floor, HoustonStreet.com, which allows power marketers to trade power over the Internet. Launched initially on July 8, 1999 and nationwide on September 13, 1999, HoustonStreet.com delivers to power traders, in an easy to use, fully Web-based trading floor, the information and flexibility they need to post offers, make bids, counter and re-counter and close the transaction. HoustonStreet.com enables traders to trade power based on the product and term of their choice. Traders are able to customize their Web page so they can see information that may impact decisions on trading strategy such as weather reports, news headlines about the energy industry and stock prices. After an initial free trade period that ended on September 1, 1999, Houston Street began charging commissions for megawatt hours traded on HoustonStreet.com. HoustonStreet.com allows for trading nationwide, covering all 12 power pools in the United States:

     -    New England Power Pool ("NEPOOL"),
     -    New York Power Pool ("NYPP"),
     -    East Central Area Reliability Coordination Agreement ("ECAR"),
     -    Electric Reliability Council of Texas ("ERCOT"),
     -    Florida Reliability Coordinating Council ("FRCC"),
     -    Mid-America Interconnected Network ("MAIN"),
     -    Mid-Continent Area Power Pool ("MAPP"),
     -    PJM Interconnection, LLC ("PJM"),
     -    Southeastern Electric Reliability Council ("SERC"),
     -    Southwest Power Pool ("SPP"),
     -    Virginia Carolina Area Reliability Council ("VACAR"), and
     -    Western Systems Coordinating Council ("WSCC").

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

                             BAYCORP HOLDINGS, LTD.

share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its owned generation, Great Bay purchases power on the open market for resale to third parties.

     During the three and nine months ended September 30, 1999 respectively, approximately 70% and 71% of Great Bay's operating revenues were derived from its share of the electricity output of the Seabrook Project and the balance of Great Bay's operating revenues was derived from sales of power purchased on the open market for resale to third parties.

     Little Bay was formed in connection with a pending acquisition of an additional approximately 2.9% interest in the Seabrook Project. Little Bay was incorporated in New Hampshire in 1998 and currently conducts no business activity. As of November 4, 1999, Little Bay obtained all regulatory approvals required in connection with its pending acquisition. Little Bay plans to complete this acquisition before the end of 1999, at which time all regulatory appeal periods will have expired.

     Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly formed wholly-owned subsidiary of BayCorp with and into Great Bay on January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. The new corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay and Little Bay, to engage in businesses that these subsidiaries would be prohibited from pursuing due to their status as EWG's under the PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

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

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current period charge are as follows:

                             BAYCORP HOLDINGS, LTD.



                                      Three Month                   Nine Month
                                      Unrealized                    Unrealized                    Accumulated
                                     Income (Loss)                 Income (Loss)              Other Comprehensive
                                     on Securities                 on Securities                  Income(Loss)

            Beginning Balance         $ 195,000                      $ 565,000                      $ 565,000
            Current Period Charge      (240,000)                      (610,000)                      (610,000)
                                      ---------                      ---------                      ---------
            Ending Balance            $ (45,000)                     $ (45,000)                     $ (45,000)
                                      =========                      =========                      =========

     Great Bay has entered into certain firm forward sale and purchase commitments to help ensure stable cash flow, favorable prices and income, as well as capture any long-term increases in value. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 have not been restated. The cumulative effect of this accounting change as of January 1, 1999 was an increase in net income of approximately $159,000 to recognize gains on net open firm purchase and sales commitments considered to be trading activity. As of September 30, 1999, the Company had a net unrealized loss of approximately $642,000 included in accrued expenses. The net change in unrealized loss on firm, forward contracts as of September 30, 1999 was $801,000 and is included in the accompanying consolidated statements of income.

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

                             BAYCORP HOLDINGS, LTD.



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

DECOMMISSIONING LIABILITY

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay has recognized as a liability its proportionate share of the estimated Seabrook Project decommissioning. The initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. The current estimated cost to decommission the Seabrook Project, based on a study performed for the lead owner of the Seabrook Project, is approximately $513 million in 1998 dollars and $2.2 billion in 2015 dollars, assuming for decommissioning and liability purposes only, a remaining 16 year life for the facility and a future escalation rate of 5%. Based on this estimate, the present value of Great Bay's share of this liability as of September 30, 1999 was approximately $62.7 million.

     The Company accretes its share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and

                             BAYCORP HOLDINGS, LTD.



decommissioning of its nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $53.2 million as of December 31, 1996 to $62.7 million as of September 30, 1999.

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

     On June 8, 1999, the NDFC issued a Final Report and Order relating to proceeding NDFC 98-1, the comprehensive update of Seabrook Unit #1 Decommissioning Fund. For funding purposes, this Order reflects decommissioning beginning in 2015, shortening the funding period, which commenced in 1990, from 36 to 25 years. Great Bay began funding at an accelerated rate in 1998 in response to New Hampshire legislation, and as such, the accelerated funding required by this Order is not expected to have a material impact on Great Bay. Great Bay's 1999 decommissioning payments will total approximately $1.7 million. Great Bay expects to use revenues from the sale of power to make decommissioning payments.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. The Company has therefore reported its investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding loss of approximately $13,500 as of September 30, 1999.

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

                             BAYCORP HOLDINGS, LTD.



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

NOTE D - EQUITY

     On October 9, 1997, the Board of Directors of BayCorp adopted a resolution authorizing BayCorp to repurchase up to an additional aggregate of 100,000 shares of BayCorp common stock on the open market or in negotiated transactions. The shareholder groups controlled by Omega Advisors, Inc. and Elliot Associates, L.P., the owners of approximately 57% of the Company's shares outstanding in aggregate, have advised the Company that they do not intend to sell shares in the open market or in negotiated transactions which would be subject to repurchase by the Company under this repurchase program. As of September 30, 1999, the Company had repurchased 80,800 shares at a cost of approximately $460,689, or approximately $5.70 per share, as part of this repurchase program.

     Neither the Company nor Great Bay has ever paid cash dividends on its common stock. BayCorp currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Currently, BayCorp derives substantially all of its revenue through its energy trading activities and its 100% equity interest in Great Bay. Great Bay is an electric generating company whose principal asset is a 12.1% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. The Company anticipates that it will derive additional revenues from Houston Street. Houston Street began charging commissions in September 1999 on wholesale power trades made on HoustonStreet.com.

     At the Seabrook Project, a scheduled refueling outage began on March 26, 1999. The plant resumed full operating power on May 21, 1999. The plant has operated at full capacity since May 21, 1999. For the three months ended September 30, 1999, the Company had operating income of approximately $446,800. For the same period in 1999, the Company reported a net loss of approximately $119,900.

RESULTS OF OPERATIONS: THIRD QUARTER OF FISCAL 1999 COMPARED TO THE THIRD QUARTER OF FISCAL 1998

                             BAYCORP HOLDINGS, LTD.



Operating Revenues

     Operating Revenues increased by approximately $6,901,800, or 77.6%, to $15,801,100 in the third quarter of 1999 as compared to $8,899,400 in the third quarter of 1998. BayCorp's operating revenues increased primarily as a result of two factors - the increased capacity factor at the Seabrook Nuclear Power Plant during the third quarter of 1999 as compared to the third quarter of 1998 and increased sales of power purchased for resale during the third quarter of 1999 as compared to the third quarter of 1998.

     The capacity factor at the Seabrook Plant for the third quarter of 1999 was 100% versus 87.7% for the third quarter of 1998. The plant has operated at full capacity since May 21, 1999.

     In addition to selling its Seabrook power generation, BayCorp's subsidiary, Great Bay, purchased approximately 131,600 megawatt hours of power for resale during the third quarter of 1999 and 13,920 megawatt hours during the third quarter of 1998. Revenues, less the cost of purchased power, increased $2,067,700, or 24.4%, from $8,479,300 in the third quarter of 1998 to
$10,547,000 in the third quarter of 1999.

     Sales of electricity increased by approximately 53.9% to 443,472,300 kilowatt-hours ("kWhs") in the third quarter of 1999 as compared to 288,172,100 kWhs in the third quarter of 1998. During the third quarter of 1999 the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 15.6% to 3.56 cents per kWh as compared with 3.08 cents per kWh in the third quarter of 1998.

Expenses

     Production and Transmission expenses for the third quarter of 1999 decreased approximately $400,500, or 7.6%, as compared to the third quarter of 1998. Great Bay had purchased power costs of approximately $5,254,000 in the third quarter of 1999 and approximately $420,000 in the third quarter of 1998. As Great Bay enters into more sales transaction agreements to supply firm power, Great Bay's expenses to purchase power to cover firm power obligations during scheduled and unscheduled outages may increase. Purchased power expenses may also increase as Great Bay may purchase power in the open market to resell to third parties in back to back transactions. Great Bay recorded a net change in unrealized loss on firm forward contracts of approximately $495,000 in the third quarter of 1999. See "Note B - Summary of Significant Accounting Policies."

     During the third quarter of 1999, there was an increase of approximately $1,056,900, or 85.1%, in administrative and general expenses, from $1,242,300 in the third quarter of 1998 to $2,299,200 in the third quarter of 1999. The increase in administrative and general expenses was primarily attributable to expenses associated with the start up of BayCorp's subsidiary, Houston Street. Houston Street operates the first Web portal for trading wholesale electric power, HoustonStreet.com. There were no comparable administrative and general expenses in the third quarter of 1998. There was an increase of approximately $187,700, or 21.3%, in depreciation and amortization, from $879,800 in the third quarter of 1998 to $1,067,600 in the third quarter of 1999. This increase was primarily attributable to depreciation on Houston Street capital assets. Taxes other than income increased approximately $316,400, or 29.9%, from $1,057,200 in the third quarter of 1998 to $1,373,700 in the third quarter of

                             BAYCORP HOLDINGS, LTD.



1999. This increase was primarily attributable to a New Hampshire State Utility tax that was effective April 1999. This tax replaces the state's Nuclear Station tax.

Other (Income) Deductions

     Decommissioning Cost Accretion increased $96,300, to $816,700 during the third quarter of 1999 as compared to $720,000 during the third quarter of 1998. This increase was primarily due to a change in the decommissioning cost projection schedule in 1999. See "Note C - Decommissioning Liability." This accretion is a non-cash charge and recognizes Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the over the period during which the Seabrook Project is projected to operate.

     During the third quarter of 1999, the Company realized $249,500 in interest and dividend income on the Company's cash and decommissioning trust fund accounts and in other deductions as compared to $330,000 during the third quarter of 1998. The decrease of $80,500, or 24.4%, primarily reflects reduced interest earned on the lower cash balances during the third quarter of 1999 as compared to the third quarter of 1998.

Net Loss

     As a result of the above factors, during the third quarter ended September 30, 1999, the Company recorded a net loss of $119,900, or approximately $.01 per basic and diluted share, as compared to a net loss of $355,200, or approximately $.04 per basic and diluted share, during the third quarter ended September 30, 1998.

RESULTS OF OPERATIONS: FIRST NINE MONTHS OF FISCAL 1999 COMPARED TO THE FIRST NINE MONTHS OF FISCAL 1998

Operating Revenues

     Operating Revenues increased by approximately $9,574,600, or 40.3%, to $33,354,800 in the first nine months of 1999 as compared to $23,780,200 in the first nine months of 1998. This increase in revenues was primarily due to increased sales of power purchased for resale during the first nine months of 1999 as compared to the first nine months of 1998. Revenues, less the cost of purchased power, decreased approximately $126,500, or .5%, from $23,360,200 in the first nine months of 1998 to $23,233,700 in the first nine months of 1999.

     For the first nine months of 1999, the capacity factor at the Seabrook plant was 80.7% versus a capacity factor of 82.4% for the first nine months of 1998. The capacity factor for the first nine months of 1999 was adversely affected by the scheduled refueling outage that began on March 27, 1999. The plant resumed full operating power on May 21, 1999. The capacity factor for the first nine months of 1998 was adversely affected by unscheduled outages that lasted a total of 47 days during January, June and July.

     Sales of electricity increased by approximately 34.6% to 1,042,550,850 kWhs in the first nine months of 1999 as compared to 774,617,800 kWhs in the first nine months of 1998. During the first nine months of 1999 the average sales price per kWh increased 3.9% to 3.19 cents per kWh as compared with 3.07 cents per kWh in the first nine months of 1998.

Expenses

     Production and Transmission expenses for the first nine months of 1999 decreased approximately $1,112,800, or 7.0%, as compared to the first nine months of 1998. This decrease was primarily the result of unscheduled outage related costs incurred in the first nine months of 1998. Great Bay had purchased power costs of $10,121,100 in the first nine months of 1999 as compared to purchased power costs of approximately $420,100 in the first nine months of 1998. Great Bay purchased power to cover firm contracts during the scheduled refueling outage and to cover back to back purchase and sales transactions. Great Bay recorded a net change in unrealized loss on firm forward contracts of approximately $642,000 in the first nine months of 1999. See "Note B - Summary of Significant Accounting Policies."

     Administrative and general expenses decreased $1,562,100, or 23.1%, to $5,194,100 in the first nine months of 1999 as compared to $6,756,200 in the first nine months of 1998. This decrease was primarily attributable to the charge related to Great Bay's buy-out of its power marketing agreement with PECO for approximately $2,500,000 during the first nine months of 1998. Offsetting this 1998 expense, were administrative and general expenses in 1999 attributable to the start up of BayCorp's subsidiary, Houston Street. There was an increase of approximately $309,900, or 11.8%, in depreciation and amortization, from $2,634,400 in the first nine months of 1998 to $2,944,400,000 in the first nine months of 1999. This increase was primarily attributable to depreciation on Houston Street capital assets. Taxes other than income increased approximately $307,100, or 9.7%, to $3,461,500 in the first nine months of 1999 from $3,154,400 in the first nine months of 1998. This increase was primarily attributable to a New Hampshire State Utility tax that was effective April 1999. This tax replaces the state's Nuclear Station tax.

Other (Income) Deductions

     Decommissioning Cost Accretion increased $295,900, to $2,448,900 during the first nine months of 1999 as compared to $2,153,000 during the first nine months of 1998. This increase was primarily due to a change in the decommissioning cost projection schedule in 1999. See "Note C - Decommissioning Liability."

     During the first nine months of 1999, the Company realized $823,300 in interest on the Company's cash and decommissioning trust fund accounts and in other deductions as compared to $984,800 during the first nine months of 1998. The decrease of $161,500, or 16.4%, primarily reflects reduced interest earnings on the lower cash balances during the first nine months of 1999 as compared to the first nine months of 1998.

Net Loss

     As a result of the above factors, during the first nine months ended September 30, 1999, the Company recorded a net loss of $5,363,000, or approximately $.65 per basic and diluted share, as compared to a net loss of $6,195,000, or approximately $.75 per basic and diluted share, during the first nine months ended September 30, 1998.

                             BAYCORP HOLDINGS, LTD.



Net Operating Losses

     For federal income tax purposes, as of December 31, 1998, the Company had net operating loss carry forwards ("NOLs") of approximately $210 million, which are scheduled to expire between 2005 and 2012. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOLs are scheduled to expire. The Company's other $74 million of NOLs are not currently subject to such limitations

Liquidity and Capital Expenditures

     As of September 30, 1999, BayCorp had approximately $10.7 million in cash, cash equivalents and short-term investments. The Company will need to use its cash, cash equivalents and short-term investments for the purchase of an additional approximately 2.9% interest in the Seabrook Project (described below), Houston Street operations, unless third party financing for Houston Street is obtained (described below) and for Great Bay operations.

     The Company believes that its cash resources, together with the anticipated proceeds from the sale of electricity by Great Bay, will be sufficient to enable the Company to meet its cash requirements in connection with Great Bay until the prices at which Great Bay can sell its electricity increase sufficiently to enable the Company to cover its annual cash requirements. Such cash resources may not be sufficient to also fund all of the Company's cash requirements in connection with Houston Street. Moreover, the cash generated by Great Bay will be materially affected by whether the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay. As a result, depending upon these factors and the Company's success in separately financing Houston Street, the Company may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

     The Company expects that Houston Street expenses and capital expenditures will substantially exceed Houston Street's revenues while Houston Street is in the early stages of its operation. For the nine months ended September 30, 1999, Houston Street expenses were approximately $1.4 million and capital expenditures were approximately $1.8 million. Houston Street recorded revenues in September 1999 when it began to charge commissions for wholesale electricity trading. The Company believes that Houston Street revenues will not be material to BayCorp's consolidated revenues until the second half of 2000. The Company is seeking separate financing for Houston Street from third party investors.

                             BAYCORP HOLDINGS, LTD.



     BayCorp's cash and short-term investments decreased approximately $1,340,300 during the first nine months of 1999. Principal factors affecting liquidity during the nine months ended September 30, 1999 included the net loss of $5,363,000 and cash expenditures of approximately $3,475,000 for capital additions, $519,000 for nuclear fuel additions and $1,271,700 for decommissioning trust fund payments. Offsetting these cash charges were non-cash charges to income that included $2,944,400 for depreciation, $2,840,000 for nuclear fuel amortization, $1,633,000 for decommissioning trust fund accretion and $642,000 to record an unrealized loss on firm forward contracts.

     Changes in working capital items included an increase in accounts receivable due to increased revenues and a decrease in other current liabilities was primarily due to charges to the outage accrual for cash expenses associated with the 1999 refueling outage. A decrease in prepayments was primarily due to the timing of Seabrook funding payments and the increase in accounts payable was primarily due to purchased power charges. The increase in taxes accrued was due to the timing of property tax payments. The next property tax payment is due in December 1999.

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

     A scheduled refueling outage began on March 26, 1999 at the Seabrook Project. The plant resumed full operating power on May 21, 1999. Based on reports provided by the managing agent of the Seabrook Project, the Company's portion of the costs associated with this refueling outage was approximately $3.6 million.

     As of November 4, 1999, Little Bay and Montaup Electric Company, a subsidiary of EUA, obtained all regulatory approvals required in connection with Little Bay's agreement with Montaup to purchase Montaup's approximately 2.9% interest in the Seabrook Project. The parties plan to complete the transaction before the end of 1999, at which time all regulatory appeal periods will have expired. If any of the regulatory approvals are appealed, the completion of the transaction could be delayed. At completion, Little Bay will:

     -    pay to Montaup a purchase price of approximately $3.2 million,

     - reimburse Montaup for certain prepaid items, primarily nuclear fuel and capital expenditures, in the amount of approximately $1.7 million, and

     - set aside in an escrow account approximately $2.5 million, an amount calculated to ensure Little Bay's ability to pay its share of Seabrook expenses arising during plant shutdowns lasting up to six months.

The Company plans to fund these cash requirements with its currently available cash resources. Accordingly, after making this acquisition and the related cash payments, the Company believes

                             BAYCORP HOLDINGS, LTD.



that its cash, cash equivalents and short term investments will be reduced by approximately $7.4 million.

Year 2000

     The Company's Annual Report on Form 10-K filed on March 31, 1999 describes the "Year 2000" issue and its potential affect on the Company's business, operations, financial results and liquidity. The following information regarding year 2000 issues supplements the information contained in the Company's Form 10-K and should be read in conjunction with that information.

     On June 23, 1999, North Atlantic Energy Service Corporation ("NAESCO"), the managing agent of the Seabrook Project, notified the NRC that NAESCO completed year 2000 readiness activities on those systems within the scope of the Seabrook Project's operating license, NRC regulations and other systems required for continued operation of the Seabrook Project after January 1, 2000. On September 7, 1999, the NRC issued a report, confirmed by onsite reviews at all 103 nuclear power plants in the United States including the Seabrook Project, that there are no year 2000 related problems affecting the performance of safety systems needed to shut down nuclear power plants, including the Seabrook Project.

     According to October 1999 estimates provided by NAESCO, Great Bay's share of costs to address year 2000 issues at the Seabrook Project will be approximately $380,000. As of September 30, 1999, Great Bay's share of costs to address year 2000 issues at the Seabrook Project was approximately $340,000. Great Bay has funded these expenses from its operating revenues.

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

                             BAYCORP HOLDINGS, LTD.



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index

     (b) There were no reports on Form 8-K submitted for the three months ended September 30, 1999.

                             BAYCORP HOLDINGS, LTD.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BAYCORP HOLDINGS, LTD.

November 12, 1999                      By: /s/ Frank W. Getman Jr.
                                       -----------------------------------------
                                               Frank W. Getman Jr.
                                               President and Chief Executive
                                                Officer

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