Form 10-K405
period 1999-12-31
BAYCORP HOLDINGS LTD
filed 2000-03-30
CIK 1012127

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No____

     Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2000, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $62,457,156 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of the close of business on March 27, 2000. There were 8,272,000 shares of Common Stock outstanding as of March 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             PART OF FORM 10-K
                  DOCUMENT                                INTO WHICH INCORPORATED
                  --------                                -----------------------
Portions of the Registrant's Proxy Statement               Items 10, 11, 12 & 13
for the 2000 Annual Meeting of Shareholders                     of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Through its subsidiaries, BayCorp operates in two business segments -- an Internet-based energy trading and information business and a wholesale electricity generation and trading business.

     The Company's majority-owned subsidiary, HoustonStreet Exchange, Inc. ("HoustonStreet"), developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy traders. Currently, HoustonStreet offers an online trading exchange that allows utilities, independent power producers and power marketers to trade electricity over the Internet. HoustonStreet plans to develop and launch trading platforms for crude oil and refined products, natural gas and other energy-related commodities. HoustonStreet is also exploring opportunities to license its trading platform for use in other non-energy business-to-business markets.

     The Company's two other subsidiaries, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), are electric generating and trading companies. BayCorp wholly owns Great Bay and Little Bay, which in turn own a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). This ownership interest entitles the companies to approximately 174 megawatts of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets, including through HoustonStreet.com.

     Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sells its power, including its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Little Bay sells its power solely to Great Bay under an intercompany agreement. Neither BayCorp nor its subsidiaries has operational responsibilities for the Seabrook Project. Great Bay currently sells all but approximately 10 MW of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its owned generation, Great Bay purchases power on the open market for resale to third parties.

     Great Bay became a wholly-owned subsidiary of BayCorp in a corporate reorganization that involved a merger of a newly formed wholly-owned subsidiary of BayCorp with and into Great Bay on January 24, 1997. The consolidated assets and liabilities of Great Bay and its subsidiaries immediately before the reorganization were the same as the consolidated assets and liabilities of BayCorp and its subsidiaries immediately after the reorganization. This corporate structure enables BayCorp, either directly or through subsidiaries other than Great Bay and Little Bay, to engage in businesses that these subsidiaries would be prohibited from pursuing due to their status as EWG's under the PUHCA. BayCorp may in the future enter into new businesses or acquire existing businesses, both in energy related fields and possibly in unrelated fields.

RECENT DEVELOPMENTS

  Wholesale Electricity Generation and Trading Business

     In November 1999, Little Bay purchased its 2.9% joint ownership interest in the Seabrook Project from Montaup Electric Company, a subsidiary of Eastern Utilities Associates, for a purchase price of $3.2 million, plus approximately $1.7 million for certain prepaid items, primarily nuclear fuel and capital expenditures. In addition, Montaup prefunded the decommissioning liability associated with Little Bay's 2.9% joint ownership interest in the Seabrook Project by transferring approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Project decommissioning expenses.

  Internet-based Energy Trading and Information Business

     In July 1999, HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast United States. In September 1999, HoustonStreet launched electricity trading throughout the United States. As of March 27, 2000, over 85% of the power trading companies in the United States and approximately 440 individual traders have registered on HoustonStreet. Nine of the top ten trading companies have registered on the site.

     In February 2000, HoustonStreet sold $6.0 million of its common stock and Series A preferred stock to Equiva Trading Company ("Equiva"). Equiva is a hydrocarbon supply and trading partnership jointly-owned by Equilon Enterprises LLC ("Equilon") and Motiva Enterprises LLC ("Motiva"). Equilon is owned by Shell Oil Company and Texaco Inc. Motiva is owned by Shell Oil Company, Texaco Inc. and Saudi Refining Inc., an affiliate of Saudi Aramco.

     Also in February 2000, HoustonStreet announced plans to launch one of the first Web exchanges for wholesale crude oil and refined products trading. At that time, HoustonStreet entered into agreements with Equiva under which Equiva will share its knowledge of the oil trading industry with HoustonStreet and will pay HoustonStreet at least $1.5 million over the next two years as minimum trading commissions generated through Equiva's use of HoustonStreet's crude and refined oil products trading exchange, once it is created and operated.

     In addition to sales of its capital stock to Equiva, HoustonStreet sold $10.6 million of its capital stock in February and March 2000 to other investors including Williams Energy Marketing & Trading Company, Omega Advisors, Inc., Elliott Associates, L.P., Thomas H. Lee Company and Sapient Corporation. In total, HoustonStreet raised $16.6 million in gross proceeds through these stock sales. As a result, BayCorp owns approximately 53% of HoustonStreet's capital stock (on an as converted to common stock basis) as of March 27, 2000.

WHOLESALE ELECTRICITY GENERATION AND TRADING BUSINESS

     BayCorp's principal wholesale electricity generation and trading assets are its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consists of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay has operational responsibility for the Seabrook Project. Great Bay is a party to one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. Great Bay has also entered into a one-year contract, as of November 19, 1999, with Little Bay to purchase all of the output from the portion of Seabrook owned by Little Bay. See "-- Purchased Power Agreements." Great Bay's business strategy is to utilize unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project.

     Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during Seabrook Project unscheduled outages, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay may have to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintains insurance to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. This insurance, provided by CIGNA and others, provides coverage through May 2002. In addition to selling its owned generation, Great Bay purchases power on the open market for resale to third parties in back-to-back transactions.

  The Seabrook Project

     The Seabrook Project is located on an 896-acre site in Seabrook, New Hampshire. It is owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the "Participants").

     Seabrook Unit 1 is a 1,150-MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000-foot-long intake tunnel and returned through a 16,500-foot-long discharge tunnel. The station has a remaining license life of 26 years. Seabrook Unit 1 delivers its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Participants received from the Nuclear Regulatory Commission ("NRC") a full power operating license that authorizes operation of Seabrook Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. Management believes that Seabrook Unit 1 is in good condition.

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay and Little Bay also own a combined 15% joint ownership interest in Seabrook Unit 2. Great Bay and Little Bay assigned no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project voted to dispose of Unit 2. Thereafter, Great Bay wrote off its investment in Unit 2. Little Bay has no investment in Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. However, there have been no material sales of Unit 2 assets since July 1996.

     The Participants are considering additional plans regarding disposition of Seabrook Unit 2, but such plans have not yet been finalized and approved. Great Bay and Little Bay are unable to estimate the costs for which they will be responsible in connection with the disposition of Seabrook Unit 2. Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition will not include any amounts for decommissioning. Great Bay and Little Bay currently pay their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components.

  Joint Ownership of Seabrook

     Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Ownership interests in the Seabrook Project are several and not joint, and each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay and Little Bay's combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

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

     The failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay and Little Bay may have a material effect on Great Bay and Little Bay if either should choose to pay a greater proportion of the Seabrook Unit 1 and Seabrook Unit 2 expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay and Little Bay have not made their full respective payments. At the current time, the electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. If a Participant other than Great Bay or Little Bay filed for bankruptcy, and that Participant was unable to pay its share of Seabrook Project expenses, Great Bay and/or Little Bay might choose to pay a greater portion of Seabrook Project expenses. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed by certain of the Participants on June 29, 1992, is North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of Northeast Utilities. Northeast Utilities, in conjunction with certain of its affiliates, holds the largest joint ownership interest in the Seabrook Project, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by a majority vote of its members, although any action of the Executive Committee may be modified by vote of 51% of the ownership interests. Frank W. Getman Jr., the Company's President and Chief Executive Officer, is currently a member of the Executive Committee and of the Audit Committee and is Chairperson of the Budget Subcommittee. Under the JOA, the managing agent of the Seabrook Project may be removed and a new managing agent appointed by a 51% interest of the Participants.

  Marketing and Customers

     Great Bay currently sells most of its power in the Northeast United States in the short-term wholesale power market. Great Bay is currently not dependent on any single customer because many utilities and marketers are willing to buy Great Bay's share of electricity from the Seabrook Project at substantially the same price. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. The Company utilizes unit contingent and firm forward sale contracts to maximize the value of the uncommitted portion of its 174 megawatt power supply from the Seabrook Project.

     During 1999, sales by Great Bay to Connecticut Municipal Electric Energy Cooperative and Select Energy accounted for 29% and 24%, respectively, of total operating revenues. Sales by Little Bay to Great Bay represent 100% of its operating revenues. See Note 1I of Notes to the Financial Statements.

  Purchased Power Agreements

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power Corporation that provides for Great Bay to sell to UNITIL Power approximately 10 MW of power. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is 5.38 cents per kilowatt-hour ("kWh"). The price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL Power has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement is front-end loaded whereby UNITIL Power pays higher prices, on an inflation-adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL Power in the early years of the UNITIL Purchased Power Agreement is quantified in a "Balance Account" which increased annually to a total of $4.1 million in July 1998, and now decreases annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL Power.

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

     Great Bay entered into a power sales agreement, dated as of November 19, 1999, with Little Bay. Under the terms of the agreement, Little Bay sells, and Great Bay purchases, all of the output of the portion of Seabrook owned by Little Bay. This agreement is a unit power sale agreement. Accordingly, when all or part of Little Bay's interest in Seabrook is not producing, the obligation of Little Bay to sell (and of Great Bay to purchase) is proportionately eliminated. The initial term of this agreement is for one year. Great Bay and Little Bay expect to continue this agreement after the initial period. The agreement can be terminated at any time by mutual consent of the parties, after any notice required by law.

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

     Great Bay may face increased competition, primarily based on price, from all the foregoing sources in the future. Great Bay believes that it will be able to compete effectively in the wholesale electricity market because of the current low cost of electricity generated by the Seabrook Project in comparison with existing alternative sources.

  NEPOOL

     Great Bay is a member of the New England Power Pool ("NEPOOL") and is a party to the New England Power Pool Agreement (the "NEPOOL Agreement"). NEPOOL is a voluntary association of companies engaged in the electricity business in New England and its membership is open to all investor-owned, municipal and cooperative electric utilities in New England and other companies that transact business in the region's bulk power market. Certain end users of electricity may also become NEPOOL members. The NEPOOL Agreement imposes on its participants obligations concerning generating capacity reserves and the right to use major transmission lines.

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

     The region's independent system operator, ISO New England, Inc. ("ISO-NE"), was established in July 1997 and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. ISO-NE performs these functions under a services contract with NEPOOL. Since May 1, 1999 ISO-NE has administered a new bid-based wholesale market system in New England that is designed to provide a competitive and efficient generation market through an hourly clearing price mechanism.

  Nuclear Power, Energy and Utility Regulation

     The Seabrook Project and Great Bay and Little Bay, as part owners of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay and Little Bay have been, and will be, affected to the extent of their proportionate share by the cost of any such requirements made applicable to the Seabrook Project.

     Great Bay and Little Bay are also subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay and Little Bay propose to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

     Because they both are EWG's, Great Bay and Little Bay are not subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under PUHCA. In order to maintain their EWG status, Great Bay and Little Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay and Little Bay, their combined 15% joint ownership interest in the Seabrook Project comprises an "eligible facility."

     The NHPUC and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay sells electricity are considering or are implementing initiatives relating to the deregulation of the electric utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, NEPOOL restructured to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. These markets commenced operation in May 1999. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay and Little Bay believe they are low-cost producers of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on the companies.

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

     In the event of a permanent shutdown of any unit, NRC regulations require that the unit be completely decontaminated of any residual radioactivity. While the owners of the Seabrook Project are accumulating monies in a trust fund to pay decommissioning costs, if these costs exceed the amount of the trust fund, the owners, including Great Bay and Little Bay, will be liable for the excess.

  Nuclear Related Insurance

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9 billion, based on the approximately 106 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $83.9 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.2 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay and Little Bay would be obligated to pay their ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay and Little Bay estimate their total maximum liability per nuclear accident currently would be an aggregate amount of approximately $12.6 million per accident, with a maximum annual assessment of about $1.5 million per incident, per year.

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

     Great Bay and Little Bay also independently purchase business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from September 15, 1999 until April 1, 2000 and a renewal policy has been signed which will be in effect from April 1, 2000 until April 1, 2001. The policy provides for the payment of a fixed weekly loss amount of $670,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay and Little Bay is a total of $90.6 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $469,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

  Nuclear Fuel

     The Seabrook Project's managing agent has made, or expects to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project's existing contractual arrangements, Great Bay and Little Bay believe that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2003. Uranium concentrate and conversion, enrichment and fabrication services currently are available from a variety of sources. The cost of such concentrate and such services varies based upon market forces.

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

     In February 1999, the DOE proposed to Congress an alternative interim plan for high level waste management. The DOE proposed to take legal title and responsibility for the waste (on-site at nuclear plants such as Seabrook) until a permanent repository becomes available. Ultimately, Congress rejected that proposal, and on March 22, 2000, Congress passed amendments to the NWPA that would require the DOE to begin accepting nuclear waste shipments at a Nevada site in 2007. However, President Clinton stated that he would veto this legislation and Congress is not expected to override Mr. Clinton's veto. Regardless of whether this legislation becomes law or alternative solutions are identified, nuclear plants such as Seabrook must retain high level waste on-site or make other storage provisions until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts.

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

     In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. In 1999, the Seabrook Project also began shipping some LLW to a privately owned facility in Tennessee. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by these facilities is currently stored on-site at the Seabrook facility.

  Decommissioning

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Any changes in NRC requirements or technology can increase estimated decommissioning costs.

     Great Bay and Little Bay are responsible for their pro rata share of the decommissioning and cancellation costs for Seabrook. Great Bay pays its share of decommissioning funding on a monthly basis. Little Bay's share of decommissioning costs was prefunded by Montaup Electric Company, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup Electric Company transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses.

     The Seabrook decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule.

     In June 1999, the NDFC issued a Final Report and Order relating to proceeding NDFC 98-1, the comprehensive update of Seabrook Unit 1 Decommissioning Fund. For funding purposes, this Order reflects decommissioning beginning in 2015, shortening the funding period, which commenced in 1990, from 36 to 25 years. Great Bay began funding at an accelerated rate in 1998 in response to New Hampshire legislation, and as such, the accelerated funding required by this Order is not expected to have a material impact on Great Bay. Great Bay's 1999 decommissioning payments totaled approximately $1.7 million. Little Bay's decommissioning funding was not affected by the June 1999 NDFC Order.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding loss of approximately $45,000 as of December 31, 1999.

     Although the owners of the Seabrook Project are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

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

     In response to the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.8 million in 2000 and escalate at 4% each year thereafter through 2015.

     The current estimated cost to decommission the Seabrook Project, based on a study performed in 1996 for the lead owner of the Seabrook Project, is approximately $565 million in 2000 dollars and $2.2 billion in 2026 dollars, assuming a remaining 26-year life for the facility and a future cost escalation rate of 5.0%. Based on this estimate, the present value of Great Bay and Little Bay's share of this liability as of December 31, 1999 was approximately $79 million.

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

     The EPA issued a National Pollutant Discharge Elimination System ("NPDES") permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. A renewal application was filed in April 1998 and supplemented in August, September of 1998 and in September 1999. NAESCO has advised Great Bay that the Seabrook Station's initial five-year NPDES permit will remain effective during the renewal process.

     On August 31, 1994, the New Hampshire Department of Environmental Services issued to NAESCO permits to operate two auxiliary boilers and two emergency diesel generators in accordance with New Hampshire Revised Statutes Annotated Chapter 125-C. These permits, which were effective until August 31, 1997, prescribe limits for the emission of air pollutants into the ambient air as well as record keeping and other reporting criteria. NAESCO filed an application on July 16, 1996 for permits under Title V of the Clean Air Act. Upon the expiration of the State of New Hampshire permits, the conditions authorized by those permits remain in effect until the Title V permits are granted. NAESCO can not estimate when the Title V permits will be granted. Because the liabilities of the Participants under the JOA are several and not joint, in the event that NAESCO violates the emissions limits contained in its permits, if at all, Great Bay and Little Bay will be liable for their pro rata share of any costs and liabilities assessed for the emissions violations.

     In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the United States Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standard has been stayed as applied to nuclear generating units. Environmental regulation of the Seabrook Project may result in material increases in capital and operating costs, delays or cancellation of construction of planned improvements, or modification or termination of operation of existing facilities. Management believes that Great Bay and Little Bay are in compliance in all material respects with applicable EPA, NRC and other regulations relating to pollution caused by nuclear generating facilities.

INTERNET-BASED ENERGY TRADING AND INFORMATION BUSINESS

     BayCorp's subsidiary, HoustonStreet, developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy traders. Currently, HoustonStreet offers an online trading exchange that allows utilities, independent power producers and power marketers to trade electricity over the Internet. HoustonStreet plans to develop and launch trading platforms for crude and refined oil products, natural gas and other energy-related commodities.

  Industry Background

     Today, almost all electricity and approximately half of all natural gas trading is conducted by telephone. As online exchanges develop and provide more accurate and comprehensive real-time information and faster execution of trades, HoustonStreet's management believes that energy traders will increasingly adopt the online trading method. In addition, management believes that trading companies facing increased competition and lower profit margins will utilize online trading technology to realize cost savings and efficiencies. Moreover, HoustonStreet's management believes that virtually all wholesale energy traders use the Internet for certain aspects of their business, including scheduling power transmission and interfacing with various regulatory bodies and power pools, such as ISO New England, PJM ISO and CalPX. Since traders already use the Internet for other business activities, HoustonStreet's management believes that traders will also use the Internet for trading.

  State of Wholesale Electricity Market

     The electricity market in the United States can be divided into two categories based on the electricity producing entity. The first type of producer, the vertically integrated utility, generates power and sells it directly to its end users. The second type of producer, the independent power producer, generates electricity and sells it on a wholesale basis. Utilities and independent power producers trade wholesale electricity. Wholesale electricity can be traded multiple times, as traders routinely buy and sell power to accommodate varying delivery point and delivery time requirements.

     In addition to utilities and independent power producers, electricity is traded by power marketers. Power marketers are independent middlemen that buy and sell wholesale electricity at market prices. Although power marketers traditionally do not own electrical generation, transmission or distribution assets, they are in some instances affiliated with enterprises that own such assets. Wholesale trading of electricity in the United States totaled approximately $70 billion in 1998, representing over 3 billion megawatt hours. According to Power Markets Week, power marketer sales alone reached 2.3 billion megawatt hours in 1998.

  Electricity Trading and Deregulation

     With the onset of electric utility deregulation in the United States, the wholesale power trading market has grown and changed significantly. Historically, electric utilities traded power among themselves primarily on a "real time" (electric power for the next hour) and "day ahead" (power for tomorrow) basis. Forward transactions (beyond the next day) were less common. With vertically integrated utilities, the need for wholesale trading is mainly driven by plant outages and maintenance. Traditional regulated utilities priced transactions based on cost and rate of return rather than market dynamics.

     There are two primary factors driving the change and growth of the wholesale power trading market in the United States -- the breakup of the vertically integrated model and the introduction of non-rate of return regulated participants. The break up of vertically integrated organizations has increased the need for the resulting organizations to engage in wholesale transactions. When utilities were vertically integrated, captive generation was used to serve captive load and transactions were used to fill in mismatches between the two. Unaffiliated load-serving and generation entities must purchase and sell power to conduct their ongoing businesses.

     Three states, California, Pennsylvania and Massachusetts, have completed electric utility deregulation to date. These states represent approximately 13% of the United States' electricity consumption. In addition, 18 other states have enacted restructuring legislation to date. These states represent an additional approximately 35% of the United States' electricity consumption. HoustonStreet's management believes that the ongoing deregulation process will continue and thereby generate a substantially larger market for trading on HoustonStreet.com.

  The HoustonStreet Solution

     HoustonStreet.com is a comprehensive Internet-based trading platform and information portal for wholesale energy traders. Currently, HoustonStreet offers an easy to use, fully Internet-based trading exchange that allows utilities, independent power producers and power marketers to trade electricity over the Internet. HoustonStreet provides traders with the information and flexibility they need to post offers, make bids, counter and re-counter and close the transaction. HoustonStreet plans to develop and launch trading platforms for crude and refined oil products, natural gas and other energy-related commodities.

     HoustonStreet offers flexibility and choice to traders and accommodates their needs by permitting transactions for any quantity, time period and delivery point. HoustonStreet also serves as an information portal, providing traders with important information that could impact their trading strategy, such as weather forecasts, energy and general news headlines and links to regional power pool market clearing prices and plant outage information. Moreover, HoustonStreet can serve as the base from which users can begin their Internet activity, with additional links to stock prices, sports news and other sites of interest to traders.

  Sources of Revenue

     HoustonStreet receives a fee for every trade completed on its Web site. The transaction fees charged by HoustonStreet are at or below the commissions charged by telephone brokers. Commissions on energy trades typically range from 0.01% to 0.05% of the value of the energy traded online.

  Services

     PowerPit. Many power traders buy and sell electricity based on a need to deliver or receive power at a specific point, at a specific time and for a specific quantity. Accordingly, commonly traded standardized products used by other traders may not meet the needs of these traders. The standard products, also known as hub products, cover a limited set of delivery points for specific peak time periods in blocks of 50 megawatts. HoustonStreet's PowerPit trading platform allows traders to post bids and offers ranging from one megawatt for one hour to large blocks for multiple years at any delivery point.

     SpeedWay. Other power traders trade hub products and do not need the flexibility of PowerPit. Their greatest needs are speed, ease of use and sophisticated trading functionality. HoustonStreet's SpeedWay platform supports trading of standard hub products only. By limiting the product range, SpeedWay reduces the time and effort required to post bids and offers. SpeedWay allows traders to trade in both location spreads (simultaneously buying and selling power for the same time period for two different geographic points) and calendar spreads (buying and selling for the same point at two different time periods.)

  Features and Benefits

     HoustonStreet serves as a portal to other sites providing content valuable for individuals involved in the power market. The information available on HoustonStreet, such as weather forecasts, energy news and regional power pool market clearing prices, helps make the site "sticky" by providing traders with the information they need to obtain price discovery, analyze opportunities and execute trades. In addition, HoustonStreet provides other information of interest to traders, including real-time stocks and sports information.

  Equiva Relationship

     In February 2000, HoustonStreet sold $6.0 million of its common stock and Series A preferred stock to Equiva Trading Company ("Equiva"). Equiva is a hydrocarbon supply and trading partnership jointly-owned by Equilon Enterprises LLC ("Equilon") and Motiva Enterprises LLC ("Motiva"). Equilon is owned by Shell Oil Company and Texaco Inc. Motiva is owned by Shell Oil Company, Texaco Inc. and Saudi Refining Inc., an affiliate of Saudi Aramco.

     Also in February 2000, HoustonStreet entered into agreements with Equiva under which Equiva will share its knowledge of the oil trading industry with HoustonStreet and will pay HoustonStreet at least $1.5 million over the next two years as minimum trading commissions generated through Equiva's use of HoustonStreet's crude and refined oil products trading exchange, once it is created and operated.

     Pursuant to additional agreements, Equiva committed to make markets and promote liquidity for all of the primary products traded on HoustonStreet's crude and refined oil products trading exchange. HoustonStreet's management believes that Equiva's reputation as a leader in the energy trading markets, coupled with Equiva's commitment to make markets on HoustonStreet, increases the probability of success for HoustonStreet's crude and refined oil products exchange.

     Notwithstanding HoustonStreet's relationship with Equiva or any other strategic partner or financial investor, HoustonStreet provides a neutral, secure and anonymous trading platform. HoustonStreet does not take title to any products traded on HoustonStreet.com nor compete with any users of the system.

  Competition

     HoustonStreet's electricity trading exchange competes with brokers who arrange for electricity trades by telephone and to a lesser extent, electronic brokerage services. Moving traders from the telephone to the Internet is perhaps the largest competitive challenge facing HoustonStreet. Currently, most transactions are conducted on the telephone either directly between two traders or through a telephone broker. The broker does not act as a principal in the transaction. The purchasing and selling entities are disclosed to each other upon completion of every transaction. This process can be inefficient and time consuming. In addition, the human element in the telephone broker market introduces a risk of error or omission in the dissemination of market information. The level of price transparency is low.

     Independent Electronic Brokerages. HoustonStreet is aware of several electronic brokerages currently in operation that to a varying extent compete with HoustonStreet. Bloomberg PowerMatch is operated by Bloomberg Financial Services, a major provider of financial market information and analytical services through a proprietary system. Bloomberg's proprietary system is required to use its PowerMatch service. Altra Energy Technologies, Inc. has recently released a partially Web enabled trading platform, Altrade. This platform uses the Internet to communicate but requires proprietary software that must reside on the users' desktop. Open Access Technologies Incorporated (OATI) offers an Internet-based system for real time traders in the Mid-Continent Area Power Pool (MAPP) region of the country. HoustonStreet's management believes that none of these providers has a fully Web enabled comprehensive platform comparable to HoustonStreet.

     Single Participant Web Sites. In addition, HoustonStreet is aware of several energy companies that have announced Internet-based systems that are designed to give users the ability to trade energy-related commodities with only that company. These Web sites are not independent exchanges, but rather Internet-based distribution systems for company-specific products and services. HoustonStreet is uncertain whether competitors of these energy companies will want to transact business on a single-company site, possibly providing competitors with information about positions they are taking in the market.

  Customers

     As of March 27, 2000, traders from approximately 20 companies have traded electricity on HoustonStreet.com. Approximately 440 individual traders and over 85% of power trading companies in the United States have registered to use HoustonStreet, including nine of the top ten power trading companies as ranked by Power Markets Week based on sales.

  Marketing

     HoustonStreet's management believes that there are approximately 1,000 electricity traders in the United States who potentially could trade power on HoustonStreet.com. This limited number of traders provides HoustonStreet with the opportunity to do a highly focused direct marketing campaign. This includes direct mail, direct e-mail and personal face-to-face visits from HoustonStreet's sales force.

     As HoustonStreet implements its plans to expand into additional energy markets, it will need to expand its marketing campaign. In addition to direct marketing efforts, HoustonStreet intends to utilize its relationship with Equiva to promote HoustonStreet's planned crude and refined oil products trading exchange. HoustonStreet expects to enter into similar strategic relationships to facilitate planned expansion into natural gas and other markets.

EMPLOYEES AND MANAGEMENT

     As of March 17, 2000, BayCorp and its subsidiaries had 35 employees, including 26 at HoustonStreet, seven at BayCorp and two employees at Great Bay. Little Bay has no employees.

     BayCorp has entered into Management and Administrative Services Agreements (the "Services Agreements"), with its subsidiaries, Great Bay and HoustonStreet, pursuant to which BayCorp provides Great Bay and HoustonStreet a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. Under the Services Agreements, Great Bay paid BayCorp $2,021,760 and HoustonStreet paid BayCorp $427,600 for such services in 1999. Each Services Agreement has a one-year term and provides for automatic one-year renewals. Although BayCorp and Little Bay do not currently have a services agreement in place, the companies expect to enter into a services agreement in 2000.

ITEM 2.  PROPERTIES.

     BayCorp's principal assets include its 100% equity interests in Great Bay and Little Bay and approximately 53% equity interest in HoustonStreet as of March 27, 2000. In turn, Great Bay and Little Bay's principal asset is a combined 15% joint ownership interest in the Seabrook Project. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser coiling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. See "Business -- The Seabrook Project."

     BayCorp's corporate headquarters is located in Portsmouth, New Hampshire where it occupies approximately 3,960 square feet of office space under a lease that expires in July 2003. BayCorp's management believes that the corporate headquarters in Portsmouth, New Hampshire meets its current requirements and that additional space can be obtained to meet requirements for the foreseeable future.

     HoustonStreet's corporate headquarters is also located in Portsmouth, New Hampshire where it occupies approximately 2,300 square feet of office space under a lease that expires in November 2000. HoustonStreet also occupies approximately 2,100 square feet of office space in Houston, Texas. HoustonStreet's management believes that the corporate headquarters in Portsmouth, New Hampshire and its office space in Houston, Texas meet its current requirements and that additional space can be obtained to meet requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     For each of the tax years 1994, 1995, 1996, 1997 and 1998, Great Bay filed property tax abatement applications with the towns of Hampton and Hampton Falls. The abatement requests were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). On November 11, 1999, Great Bay reached agreements settling the property tax litigation. As a result of the settlement agreement, Great Bay received $146,450 from the Town of Hampton and $21,967 from the Town of Hampton Falls. With regard to Hampton Falls, the settlement established an assessed valuation of $7,000,000 for 1999 and $2,500,000 for 2000. With regard to the Town of Hampton, the settlement established an assessed valuation of $20,000,000 for 1999 and $15,000,000 for 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

  Executive Officers of the Registrant

     The executive officers of BayCorp are:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Frank W. Getman Jr.....................  36    Chief Executive Officer, President and Secretary
John A. Tillinghast....................  72    Chief Engineer, Chairman of the Board of Directors

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Following are the reported high and low sales prices of BayCorp Common Stock ("MWH") on the American Stock Exchange ("ASE") as reported in the Wall Street Journal daily as traded, for each quarter during 1999 and 1998 that BayCorp Common Stock traded on the ASE:

                                                               HIGH        LOW
                                                               ----        ---
1998
  First Quarter............................................    6 9/16      6 3/8
  Second Quarter...........................................    7 1/4        7
  Third Quarter............................................    6 11/16     5 1/4
  Fourth Quarter...........................................    4 3/4       3 1/2

                                                               HIGH        LOW
                                                               ----        ---
1999
  First Quarter............................................    4 7/16      3 1/2
  Second Quarter...........................................      6         3 3/8
  Third Quarter............................................    7 5/16       6
  Fourth Quarter...........................................    9 11/16     6 1/4

     As of March 17, 2000, the Company had 27 holders of record of its Common Stock. The Company believes that as of March 17, 2000, the Company had approximately 884 beneficial holders of its Common Stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company's stockholders hold their shares in street name.

     BayCorp has never paid cash dividends on its common stock and currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of BayCorp, as successor to Great Bay.

     The following data presents selected financial data of the Company as of and for the years ended December 31, 1999, December 31, 1998, December 31, 1997, December 31, 1996 and December 31, 1995. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                               --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Operating Revenues.........................  $ 45,761   $ 32,034   $ 26,642   $ 30,324   $ 24,524
  Operating Expenses.........................    48,520     37,310     36,880     32,563     32,381
  Net Income (Loss)..........................    (4,740)    (6,769)   (11,215)     4,100     (6,059)

BALANCE SHEET DATA:
  Cash, Cash Equivalents & Short Term
     Investments.............................     6,064     12,055     19,092     28,775     16,469
  Working Capital............................    11,678     17,761     23,079     30,552     20,516
  Total Assets...............................   159,184    140,358    140,158    152,418    138,771
  Decommissioning Liability..................    79,443     60,274     55,846     53,215     50,899
  Capitalization:
  Common Equity..............................    66,246     71,359     78,139     89,625     82,233
  Total Capitalization.......................    66,246     71,359     78,139     89,625     82,233

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Currently, BayCorp derives substantially all of its revenue through its energy trading activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay are electric generating companies whose principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. The Company anticipates that it will derive additional revenues from Houston Street. HoustonStreet began charging commissions in September 1999 on wholesale power trades made on HoustonStreet.com.

     BayCorp reported net losses for the years ended December 31, 1999, 1998 and 1997. The 1999 net loss was primarily due to costs associated with the refueling outage that began on March 27, 1999, with the Plant resuming full operating capacity on May 21, 1999, and to expenses associated with the start up of HoustonStreet. The 1998 net loss was primarily due to unscheduled outages at the Seabrook Project that occurred during the year and to the charge related to the termination of a power marketing agreement between Great Bay and PECO. The 1997 net loss was primarily due to scheduled and unscheduled outages at the Seabrook Project that occurred during that year.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. BayCorp incurs losses during outage periods due to the loss of all revenues from the sale of generation and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation.

Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for BayCorp to predict the frequency or duration of any future unscheduled outages, however, it is likely that such unscheduled outages will occur. The Seabrook Project conducted a refueling outage in 1999. Refueling outages are generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed.

     The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

RESULTS OF OPERATIONS

  Operating Revenues

     BayCorp's operating revenues for 1999 increased by approximately $13.7 million, or 42.9%, to $45,761,000 as compared with $32,034,000 for 1998. This increase was primarily due to an increase in sales by Great Bay of power purchased in the open market in 1999. The 1999 capacity factor at the Seabrook Project was 85.6% of the rated capacity as compared to a capacity factor of 83.3% for 1998. Operating revenues and the capacity factor were adversely impacted in 1999 by the scheduled refueling outage at the Seabrook Project that began on March 27. The Plant resumed full operating capacity on May 21 and operated at full capacity through December 31, 1999. In contrast, while there was no refueling outage in 1998, the Seabrook Project had approximately 64 unscheduled outage days in 1998. Substantially all of the Company's operating revenues in 1999 were generated by its wholesale electricity generation and trading business. HoustonStreet revenues in 1999 were nominal.

     Sales of electricity increased by approximately 38.2% to 1,457,110,270 kilowatt-hours ("kWhs") in 1999 as compared to 1,054,203,800 kWhs in 1998. During 1999, the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 3% to 3.13 cents per kWh as compared with 3.04 cents per kWh in 1998. Great Bay's cost of power (determined by dividing total operating expenses by kilowatt-hours sold during the applicable period) decreased 5.9% to 3.33 cents per kWh in 1999 as compared to 3.54 cents per kWh in 1998. This decrease was primarily the result of the higher capacity factor at the Seabrook Project during 1999 as compared to 1998. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook Project costs are spread over fewer kWhs.

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

     Sales of electricity increased by approximately 9.4% to 1,054,203,800 kilowatt-hours in 1998 as compared to 964,038,400 kilowatt-hours in 1997. Operating revenues were favorably affected in 1998 by an increase in the sales price per kWh. During 1998, the sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 10.1% to 3.04 cents per kWh as compared with 2.76 cents per kWh in 1997. Great Bay's cost of power (determined by dividing total operating expenses by kilowatt-hours sold during the applicable period) decreased 7.6% to 3.54 cents per kWh in 1998 as compared to 3.83 cents per kWh in 1997. This decrease was primarily the result of the higher capacity factor at the Seabrook Project during 1998 as compared to 1997.

  Expenses

     BayCorp's total operating expenses for 1999 increased $11.2 million, or 30%, in comparison with 1998. This increase was primarily the result of purchased power expenses in 1999. Purchased power expenses increased approximately $11,186,000, from $1,046,000 in 1998 to $12,232,000 in 1999.
Purchased power expenses have increased primarily because Great Bay purchased power in 1999 in the open market to resell to third parties and to cover firm sales during outages at the Seabrook Project in 1999. As Great Bay enters into more sales transaction agreements to supply firm power, Great Bay's expenses to purchase power to cover firm power obligations during scheduled and unscheduled outages may increase. Production costs decreased approximately $2.6 million, or 12.5%, from $20.8 million in 1998 to $18.2 million in 1999. This decrease was primarily the result of fewer unscheduled outage days in 1999 compared to 1998. Administrative and general expenses increased approximately $1.3 million, or 16.3%, from $8 million in 1998 to $9.3 million in 1999. Depreciation and amortization increased approximately $454,000, or 12.4%, from $3.7 million in 1998 to $4.1 million in 1999. The increase in administration and general expenses and depreciation expense was primarily due to expenses relating to the startup, commercial launch and expansion of HoustonStreet.

     In 1999, the Company recognized $806,000 in unrealized losses on firm energy trading contracts. There was no comparable charge in 1998. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 have not been restated. The cumulative effect of this accounting change as of January 1, 1999 was an increase in net income of approximately $159,000 to recognize gains on net open physical purchase and sales commitments considered to be trading activity.

     Other Deductions increased $646,000, or 43.3%, in 1999 as compared to 1998. This increase was primarily attributable to interest income, which decreased $387,000, or 41.3%, in 1999 as compared to 1998. This decrease was attributable to the lower cash balances in 1999 as compared to 1998. Decommissioning cost accretion increased $447,000, or 15.6%, to $3.3 million in 1999 as compared to $2.9 million in 1998. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Decommissioning trust fund income increased $142,000, or 23.2%, to $755,000 in 1999 as compared to $613,000 in
1998. The increase in interest earned on the decommissioning trust fund reflected the higher 1999 fund balance as Great Bay continues to make contributions to the decommissioning trust fund.

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

     Other Deductions increased $516,000, or 52.8%, in 1998 as compared to 1997. This increase was primarily attributable to interest income, which decreased $314,000, or 25.1%, in 1998 as compared to 1997. This decrease was attributable to the lower cash balances in 1998 as compared to 1997. Decommissioning cost accretion increased $210,000, or 7.9%, to $2.9 million in 1998 as compared to $2.7 million in 1997. Decommissioning trust fund income increased $143,000, or 30.4%, to $613,000 in 1998 as compared to $470,000 in 1997.

  Net Operating Losses

     For federal income tax purposes, as of December 31, 1999, the Company had net operating loss carry forwards ("NOLs") of approximately $225 million, which are scheduled to expire between 2005 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $89 million of NOLs are not currently subject to such limitations.

LIQUIDITY AND CAPITAL RESOURCES

     In 1999, cash generated from electricity sales by Great Bay and Little Bay was sufficient to cover the ongoing cash requirements of Great Bay, Little Bay and BayCorp. If the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, BayCorp or Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet their ongoing cash requirements. There can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

     The Company's principal asset available to serve as collateral for borrowings is Great Bay's and Little Bay's combined 15% interest in the Seabrook Project. Pursuant to a purchased power agreement, dated as of April 1, 1993, between Great Bay and UNITIL Power Corp., Great Bay's interest in the Seabrook Project is encumbered by a mortgage. This mortgage may be subordinated by up to $80 million of senior secured financing. See "Business -- Wholesale Electricity Generation and Trading Business -- Purchased Power Agreements."

     HoustonStreet began charging commissions for its services in September 1999. Commission revenues earned by HoustonStreet have been significantly less than HoustonStreet's ongoing cash requirements, including cash needed for development and expansion. HoustonStreet expects to continue to incur cash deficits. HoustonStreet expects to cover its cash deficits with the proceeds from sales of its capital stock. As of March 27, 2000, HoustonStreet raised $16.6 million in cash from sales of its capital stock and had cash on hand of $5.0 million. HoustonStreet will need to raise additional capital in the second quarter of 2000 or shortly thereafter to meet its ongoing cash needs. There can be no assurance that HoustonStreet will be able to raise additional capital on acceptable terms or at all.

     Excluding cash held by HoustonStreet, the Company had cash and cash equivalents, restricted cash and short-term investments of approximately $6.1 million at December 31, 1999. In addition, BayCorp held a promissory note payable by HoustonStreet at December 31, 1999 for approximately $4.1 million. This note was repaid to BayCorp in February 2000.

     BayCorp's total cash and short-term investments decreased approximately $6.0 million during 1999. The principal factors affecting liquidity during 1999 were cash used in connection with Little Bay's acquisition of its 2.9% joint ownership interest in the Seabrook Project and cash used in connection with forming, developing and expanding HoustonStreet. Non-cash charges to income included $4.1 million for depreciation, $4.0 million for nuclear fuel amortization, unrealized loss on firm energy trading contracts of $647,000 and $3.3 million for decommissioning trust fund accretion. There was an increase in accounts payable and other miscellaneous current liabilities of approximately $2.1 million primarily due to HoustonStreet payables for Web site development costs. Offsetting these non-cash charges to income were cash charges including a $1.6 million increase in December 1999 accounts receivable and other current assets as compared to December 1998. 1999 year end receivables reflected an increase in the amount of power sold, primarily due to the sale of Little Bay's power. Other cash charges included charges of $4.9 million for capital expenditures and $2.0 million for nuclear fuel.

     Also in 1999, Little Bay purchased a 2.9% interest in the Seabrook Project from Montaup Electric Company, a subsidiary of Eastern Utilities Associates, for a purchase price of $3.2 million, plus approximately $1.7 million for certain prepaid items, primarily nuclear fuel and capital expenditures.

     Great Bay's 1999 decommissioning payments totaled approximately $1.7 million. The decommissioning funding schedule is determined by the NDFC, which reviews the schedule for the Seabrook Project at least annually. Great Bay expects to use revenues from the sale of power to make these decommissioning payments. See "Business -- Wholesale Electricity Generation and Trading Business -- Decommissioning."

     The Company anticipates that capital expenditures for HoustonStreet for the fiscal year 2000 will total approximately $20.0, million primarily for software development. Great Bay and Little Bay anticipates that their share of the Seabrook Project's capital expenditures for the 2000 fiscal year will total approximately $8.4 million for nuclear fuel and various capital projects. In addition, Great Bay and Little Bay are required under the JOA to pay their share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this Annual Report.

  History of Losses

     BayCorp has never reported an operating profit for any year since its incorporation. Historically, electricity sales at short-term rates have not resulted in sufficient revenue to enable BayCorp to meet its cash requirements for operations, maintenance and capital related costs. In addition, HoustonStreet has incurred substantial operating expenses and capital expenditures, totaling approximately $6.2 million from formation to December 31, 1999, with continuing losses in 2000. These expenses and capital expenditures greatly exceeded HoustonStreet's revenue of $59,200 for the same period. HoustonStreet expects to continue to incur substantial operating losses for the foreseeable future. Moreover, there can be no assurance that Great Bay or Little Bay will be able to sell power at prices that will enable them to meet their cash requirements.

  Liquidity Needs

     As of December 31, 1999, BayCorp had approximately $6.1 million in cash and cash equivalents, restricted cash and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay and additional external financing that HoustonStreet is currently seeking, will be sufficient to enable the Company and its subsidiaries to meet their cash requirements in 2000. However, if in 2000 or thereafter, the Seabrook Project operated at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay and Little Bay are able to sell their share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay and Little Bay, or if HoustonStreet expenses materially exceed budgeted expenses, the Company or its subsidiaries would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. In any event, in 2000 or shortly thereafter, the Company and its subsidiaries will likely need to raise additional capital from outside sources. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

  Factors Related to Great Bay and Little Bay

     Primary Reliance on a Single Asset. BayCorp's principal source of revenue is its wholesale electricity generation and trading business, which depends in large part on Great Bay and Little Bay's 15% combined joint interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Accordingly, BayCorp's results of operations significantly depend on the successful and continued operation of the Seabrook Project. In particular, if the Seabrook Project experiences unscheduled outages of significant duration, BayCorp's results of operations will be materially adversely affected.

     Changes in the New England Wholesale Power Market. During recent years in New England, the combination of (1) increased competition in the wholesale power market, (2) small increases in the demand for electricity and (3) electric industry deregulation has resulted in increased uncertainty regarding the price of electricity in the wholesale power market. Although Great Bay's average selling price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased from 2.76 cents in 1997 to 3.04 cents in 1998 and 3.13 cents in 1999, there can be no assurance that Great Bay or Little Bay will be able to sell their power at these prices or higher prices in the future.

     Risks in Connection with Joint Ownership of Seabrook Project. Great Bay and Little Bay are required under the JOA to pay their share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including without limitation operations and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of Seabrook Unit 1's operations. Under certain circumstances, a failure by Great Bay or Little Bay to make their monthly payments under the JOA entitles certain other joint owners of the Seabrook Project to purchase Great Bay or Little Bay's interest in the Seabrook Project for 75% of the then fair market value thereof.

     In addition, the failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay and Little Bay may have a material adverse effect on the Company. For example, Great Bay or Little Bay could opt to pay a greater proportion of the Seabrook Project expenses in order to preserve the value of their share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay and Little Bay have not made their full respective payments. The electric utility industry is undergoing significant changes as competition and deregulation are introduced into the marketplace. Some utilities, including certain Participants, have indicated in state regulatory proceedings that they may be forced to seek bankruptcy protection if regulators, as part of the industry restructuring, do not allow for full recovery of stranded costs. If a Participant other than Great Bay or Little Bay filed for bankruptcy and that Participant was unable to pay its share of Seabrook Project expenses, Great Bay or Little Bay might opt to pay a greater portion of Seabrook Project expenses in order to preserve the value of their share of the Seabrook Project. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     The Seabrook Project is owned by Great Bay, Little Bay and the other owners thereof as tenants in common, with the various owners holding varying ownership shares. This means that Great Bay and Little Bay, which together own only a 15% interest, do not have control of the management of the Seabrook Project. As a result, decisions may be made affecting the Seabrook Project notwithstanding Great Bay and/or Little Bay's opposition.

     Certain costs and expenses of operating the Seabrook Project or owning an interest therein, such as certain insurance and decommissioning costs, are subject to increase or retroactive adjustment based on factors beyond the control of BayCorp or its subsidiaries. The cost of disposing of Unit 2 of the Seabrook Project is not known at this time. These various costs and expenses may adversely affect BayCorp, Great Bay and Little Bay, possibly materially.

     Extensive Government Regulation. The Seabrook Project is subject to extensive regulation by federal and state agencies. In particular, the Seabrook Project, and Great Bay and Little Bay as part owners of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay and Little Bay are also subject to the jurisdiction of the FERC and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records. Noncompliance with NRC requirements may result, among other things, in a shutdown of the Seabrook Project.

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

     The Seabrook Project increased its on-site storage capacity for low level waste ("LLW") in 1996 and that capacity is expected to be sufficient to meet the Project's storage requirements through 2006. In addition, the managing agent of the Seabrook Project has advised the Joint Owners that the Seabrook Project has adequate on-site storage capacity for high level waste until approximately 2010. If the Seabrook Project were unable to store nuclear waste on site or make other disposal provisions, the Company's business, results of operations and financial condition would be materially and adversely affected. See "Business -- Wholesale Electricity Generation and Trading Business -- Nuclear Waste Disposal."

     As to decommissioning, NRC regulations require that upon permanent shutdown of a nuclear facility, appropriate arrangements for full decontamination and decommissioning of the facility be made. These regulations require that during the operation of a facility, the owners of the facility must set aside sufficient funds to defray decommissioning costs. While the owners of the Seabrook Project are accumulating monies in a trust fund to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners (including Great Bay and Little Bay) would remain liable for the excess. Moreover, the amount that is required to be deposited in the trust fund is subject to periodic review and adjustment by an independent commission of the State of New Hampshire, which could result in material increases in such amounts.

     Intense Competition. Great Bay sells its share (and Little Bay's share) of Seabrook Project electricity primarily into the Northeast United States wholesale electricity market. There are a large number of suppliers to this market and competition is intense. A primary source of competition comes from traditional utilities, many of which presently have excess capacity. In addition, non-utility wholesale generators of electricity, such as IPPs, QFs and EWGs, as well as power marketers and brokers, actively sell electricity in this market. Great Bay may face increased competition, primarily based on price, from all sources in the future.

  Factors Related to HoustonStreet

     Limited Operating History. HoustonStreet was incorporated in Delaware on April 27, 1999. HoustonStreet.com was launched initially in the Northeast on July 8, 1999 and nationwide on September 13, 1999. HoustonStreet has only a limited operating history upon which to evaluate its performance.

     Significant Future Losses Expected. HoustonStreet's business is subject to the risks and uncertainties encountered by companies in early stages of development, particularly enterprises in new and rapidly evolving markets, such as electronic trading of energy products over the Internet. HoustonStreet's substantial operating expenses and capital expenditures from formation to date have greatly exceeded its revenues over the same period. HoustonStreet expects to continue to incur substantial operating losses for the foreseeable future. Moreover, there is no assurance that HoustonStreet will be able to achieve or sustain profitability.

     Internet-based Wholesale Energy Trading is a New and Evolving
Market. Wholesale trading of energy products over the Internet is a new and rapidly evolving market. HoustonStreet cannot be certain that a viable market will emerge or be sustainable. If the market for Internet-based wholesale energy trading fails to develop, if it develops more slowly than expected, if it becomes saturated with competitors or if it does not achieve widespread market acceptance, HoustonStreet would be materially adversely affected.

     Dependence on Internet-based Wholesale Energy Trading. Substantially all of HoustonStreet's revenues depend on the continued and expanded use of Internet-based wholesale energy trading platforms. HoustonStreet currently depends on its wholesale electricity trading platform for all revenues. HoustonStreet will likely depend on other energy trading platforms, including platforms for oil and natural gas trading, if planned expansion is successful.

     Businesses have only recently begun significant use of the Internet for electronic commerce. Although Internet usage has grown dramatically, HoustonStreet cannot assure you that usage will continue to increase for commerce or trading wholesale energy products. A decrease in the use of the Internet or a reduction in the currently anticipated growth in the use of the Internet would have a material adverse effect on HoustonStreet. Businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. The Internet's infrastructure may be unable to support the demands placed on it by increased usage. In addition, delays in developing or adopting new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium.

     Dependence on Trading Liquidity. HoustonStreet will need to achieve trading liquidity on its Internet-based wholesale energy trading exchange in order to increase and sustain revenues. If the volume and level of trades on the exchange do not increase, HoustonStreet will not achieve profitability.

     Dependence on Increased Business from Unaffiliated Customers. If HoustonStreet fails to grow its customer base or generate repeat and expanded business from customers that are not affiliated with BayCorp, HoustonStreet will be unable to achieve or sustain profitability. For the period beginning July 8, 1999 through December 31, 1999, Great Bay, a subsidiary of BayCorp, was a party to 77% of all trades on HoustonStreet. HoustonStreet earns standard commissions from all trades on HoustonStreet, including trades by Great Bay and its counterparties. To date, a substantial majority of HoustonStreet's revenue has been derived from commissions from trades involving Great Bay and its counterparties.

     HoustonStreet's management expects that commissions from trades involving Great Bay and its counterparties will be a less significant portion of revenue in the future as the number of registered traders and the volume of trades increases. If trading volume does not increase as anticipated, HoustonStreet's revenue will not increase and HoustonStreet's business and financial results will be materially adversely affected.

     Need for Expanded Sales and Marketing Operations. Expanded sales and marketing operations will be necessary to attract traders to HoustonStreet's trading exchange, to lengthen the time and frequency of service use, and to build the HoustonStreet community of users. If HoustonStreet's sales and marketing operations fail to register additional users and generate increased traffic on its Web site, the number of trades completed on the exchange may not increase. If the number, size and frequency of transactions do not increase, HoustonStreet will be unable to increase its revenues and HoustonStreet's business will not achieve profitability.

     Need for Additional Financing. Based on current levels of operations and planned growth, HoustonStreet's management anticipates that the net proceeds of its stock sales in February and March 2000 and cash generated from operations will be sufficient to meet HoustonStreet's needs through approximately October 2000. If HoustonStreet requires additional funding or determines that it is appropriate to raise additional funding, HoustonStreet may be unable to raise additional funds. Further, any such funding may result in significant dilution to existing HoustonStreet stockholders, including BayCorp. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse effect on HoustonStreet's business, results of operations and financial condition.

     Ability to Implement Business Strategy. The growth and expansion of HoustonStreet's business are expected to place significant demands on HoustonStreet's management, operational and financial resources. Successful implementation of HoustonStreet's business strategy will depend on a number of factors, including its ability to:

        - offer an efficient and effective wholesale energy trading platform that meets industry needs,

        - increase awareness of the HoustonStreet brand,

        - continue to develop and upgrade the HoustonStreet Web site and related technology, operating software and capacity,

        - attract more wholesale energy traders to the HoustonStreet Web Site, lengthen the time and frequency of service use, and build the HoustonStreet community of registered users, and

        - attract, hire, integrate, retain and motivate qualified personnel.

There can be no assurance that HoustonStreet will be successful in the implementation of its business strategy.

     Reliance on Strategic Relationships. HoustonStreet may be unable to implement its strategic growth plans without successfully identifying, forming, maintaining and enhancing strategic relationships, such as its strategic relationship with Equiva. HoustonStreet's ability to achieve significant future revenue growth will depend in part on adding new strategic partners. If HoustonStreet is unable to form or successfully develop additional strategic relationships, HoustonStreet may be unable to grow its revenues and HoustonStreet could be materially adversely affected.

     International Expansion. If HoustonStreet cannot expand internationally, HoustonStreet may be unable to take advantage of the potential revenue associated with energy trading on a global level. While HoustonStreet's management believes that HoustonStreet can become profitable if its services are widely adopted by power traders in the United States, the global energy market represents a much larger source of revenue.

     To be successful, HoustonStreet's management believes that HoustonStreet must expand its operations into international markets. International operations will subject HoustonStreet to a number of risks that may increase
HoustonStreet's costs and require significant management attention. These risks include:

        - difficulties and increased expenses associated with staffing and managing foreign operations,

        - differing technology standards that may impede HoustonStreet's ability to integrate its trading platforms across international borders,

        - reluctance or inability of energy traders abroad to accept Internet-based wholesale energy trading as a method of conducting business,

        - changes in regulatory requirements,

        - currency exchange rate fluctuations, and

        - potentially adverse tax consequences, including restrictions on the repatriation of earnings.

     Regulatory Risks and Privacy Concerns. As use of the Internet evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could limit the market for HoustonStreet's services.

     In order to use HoustonStreet's trading exchange, traders must first register with HoustonStreet. The registration process requires that users provide certain information about themselves and the companies for which they trade. Although HoustonStreet collects this data only with the consent of a visitor, privacy concerns may cause visitors to resist registering to use the exchange. In addition, legislative or regulatory requirements may heighten privacy concerns. Other countries and political entities, such as the European Economic Community, have adopted legislation or regulatory requirements relating to privacy. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or privacy concerns are not adequately addressed, HoustonStreet's business could be materially adversely affected.

     Unpredictability of Future Revenues; Potential Fluctuation in Quarterly Operating Results. As a result of HoustonStreet's limited operating history and the emerging nature of the market for Internet-based trading of wholesale energy products, HoustonStreet is unable to forecast its revenues accurately. HoustonStreet expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside HoustonStreet's control. These factors include the demand for HoustonStreet's trading services, the introduction and market acceptance of new services in the industry, reductions in trading commissions or changes in how services are priced, and the amount and timing of operating costs and capital expenditures related to expanding HoustonStreet's business, operations and infrastructure. Quarterly results also can be affected by changes in the use of the Internet and electronic commerce, changes in governmental regulations, and changes in general economic conditions and economic conditions specifically related to the Internet and energy trading markets.

     In addition, trading volumes can fluctuate due to the seasonal nature of the wholesale electricity trading market. Typically, there are substantial declines in the volume of wholesale electricity trading during the fourth quarter of the calendar year. Based on statistics published by the FERC, the amount of electricity traded in the United States in the fourth quarter of 1998 was approximately 50% less than amount traded in the third quarter of 1998. HoustonStreet's management believes that fourth quarter trading can be adversely affected by seasonal trading patterns, the inclination of some utilities, independent power producers and power marketers to maintain existing trading positions near year-end and other factors.

     It is difficult to forecast the effect such factors, or the combination of any of these factors, would have on HoustonStreet's results of operations for any given fiscal quarter. HoustonStreet's management believes that HoustonStreet's quarterly revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied on as indications of future performance.

     System Maintenance and Protection. Unanticipated problems at the third-party facility that houses substantially all of HoustonStreet's computer and communications hardware systems could cause interruptions or delays in HoustonStreet's business, loss of data or render HoustonStreet unable to process wholesale energy trades. Any such interruptions or delays at the facility would harm HoustonStreet's revenue and results of operations. In addition, these third-party systems and operations are vulnerable to damage or interruption from intentional malicious acts, fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. HoustonStreet does not have a formal disaster recovery plan and does not carry business interruption insurance. In addition, the failure by the third-party facility to provide the data communications capacity required by HoustonStreet, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in HoustonStreet's service. The occurrence of any or all of these events could harm HoustonStreet's reputation and brand and business.

     Traders on the HoustonStreet.com may also be harmed by any system or equipment failures experienced by HoustonStreet. In that event, HoustonStreet's relationship with these traders may be adversely affected, HoustonStreet may lose traders, HoustonStreet's ability to attract new users may be adversely affected and HoustonStreet could be exposed to liability.

     If users of HoustonStreet's trading platform suffer similar interruptions in their operations, for any of the reasons discussed above or for other reasons, HoustonStreet's business could also be adversely affected. In addition, if traders' computer systems suffer interruptions, the link to HoustonStreet's Web site could be severed and the traders' wholesale energy trades could be delayed or stopped.

     Rapid Technological Change. To remain competitive, HoustonStreet must continue to enhance and improve its services. The Internet is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices. HoustonStreet's success will depend, in part, on its ability to:

        - develop leading Internet-based technologies useful for wholesale energy trading,

        - enhance its existing services,

        - develop new services and technology that address the increasingly sophisticated and varied needs of wholesale energy traders, and

        - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     HoustonStreet would be materially adversely affected if it is unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements.

     Intense Competition. Wholesale energy trading markets are dynamic and intensely competitive. Competition is likely to increase in the future as new companies enter the market and current competitors expand their products and services. See "Business -- Internet-based Energy Trading and Information Business -- Competition." Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

        - larger technical, production and marketing staffs,

        - a more established presence in the wholesale energy trading community,

        - greater brand recognition, and

        - substantially greater financial, marketing, technical and other resources.

     If HoustonStreet does not compete effectively or if it experiences pricing pressures, reduced margins or loss of market share resulting from increased competition, HoustonStreet's business would be materially adversely affected.

     Dependence on Management and Need for New Personnel. HoustonStreet is, and for the foreseeable future will be, dependent upon the services of its directors, executive officers and key management personnel. HoustonStreet's future success depends on its ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, marketing, sales and customer service personnel. The loss of the services of current key personnel and the failure to hire new personnel could have a material adverse effect upon HoustonStreet's results of operations, product development efforts and ability to grow.

     In particular, HoustonStreet plans to recruit and hire a new Chief Financial Officer and new Vice President of Technology in 2000. Competition for such personnel is intense and there can be no assurance that HoustonStreet can attract, assimilate or retain sufficiently qualified personnel. The failure to hire and retain a new Chief Financial Officer, Vice President of Technology and other necessary technical, managerial, marketing, sales and customer service personnel, would materially adversely affect HoustonStreet.

     HoustonStreet does not currently have employment agreements in place and does not currently carry key man life insurance. Although HoustonStreet intends to purchase key man term life insurance on the life of Frank W. Getman Jr., its President and Chief Executive Officer, that insurance is not currently in place. HoustonStreet does not plan to purchase life insurance on the lives of any of its other key personnel.

     Management of Growth. HoustonStreet expects to experience significant growth in its business operations. This growth will place a substantial strain on HoustonStreet's resources. HoustonStreet's need to manage its growth successfully will require it to implement appropriate operational, financial, accounting and management information systems and controls. HoustonStreet's failure to manage its growth effectively would have a material adverse effect on HoustonStreet.

     Protection of Proprietary Rights. HoustonStreet's ability to compete depends significantly on the proprietary nature of its Web site technology as well as its patent applications. HoustonStreet has filed two patent applications to date. HoustonStreet seeks to protect its proprietary rights through a combination of patent, copyright and trade secret law and confidentiality agreements. However, there can be no assurance that a third party will not misappropriate or otherwise obtain access to HoustonStreet's proprietary technology or develop similar technology independently. Competitors may also be able to circumvent any patents that HoustonStreet obtains.

     In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. HoustonStreet could incur substantial costs to prosecute or defend any intellectual property litigation. If HoustonStreet litigated to enforce its rights, it would be expensive, would divert management resources and may not be adequate to prevent the use of its intellectual property by third parties.

     Potential Intellectual Property Infringement. While HoustonStreet currently is not aware that it infringes any other patents, it is possible that HoustonStreet's technology infringes patents held by third parties. If HoustonStreet were to be found infringing, the owner of the patent could sue HoustonStreet for damages, prevent HoustonStreet from making, selling or using the owner's patented technology or could impose substantial royalty fees for those privileges.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 25, 2000.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I of the Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Executive Compensation," "-- Employment Agreements," "-- Report of the Compensation Committee" and "-- Stock Performance Graph" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 25, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 25, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this Form 10-K:

     1. Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

     2. Financial Statement Schedules. The Financial Statement Schedules listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K -- not applicable.

     3. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

     On December 3, 1999, the Company filed a Current Report on Form 8-K dated November 19, 1999 pursuant to which the Company reported that its subsidiary, Little Bay Power Corporation, completed its previously announced acquisition of Montaup Electric Company's 2.9% interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire.

                         INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-2
Consolidated Statements of Income and Comprehensive Income
  -- Years Ended December 31, 1999, December 31, 1998 and
  December 31, 1997.........................................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  -- Years Ended December 31, 1999, December 31, 1998 and
  December 31, 1997.........................................  F-4
Consolidated Statements of Cash Flows --
  Years Ended December 31, 1999, December 31, 1998 and
  December 31, 1997.........................................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly-owned subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2000
(except for the matters
discussed in Note 13,
as to which the date is
March 27, 2000)

                             BAYCORP HOLDINGS, LTD.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS:
Current Assets:
  Cash & Cash Equivalents...................................    $  3,180       $  2,559
  Restricted Cash -- Escrow.................................       2,503              0
  Short-term Investments, at market.........................         381          9,496
  Accounts Receivable.......................................       4,564          3,051
  Materials & Supplies, net.................................       4,611          3,633
  Prepayments & Other Assets................................       3,162          3,177
                                                                --------       --------
          Total Current Assets..............................      18,401         21,916
Property, Plant, & Equipment and Fuel:
  Utility Plant Assets......................................     121,043        112,325
  Non-Utility Plant Assets..................................       3,203              0
                                                                --------       --------
          Total Property, Plant & Equipment.................     124,246        112,325
  Less: Accumulated Depreciation............................     (16,331)       (12,785)
                                                                --------       --------
       Net Property, Plant & Equipment......................     107,915         99,540
  Nuclear Fuel..............................................      20,243         19,390
  Less: Accumulated Amortization............................     (11,863)       (10,821)
                                                                --------       --------
  Net Nuclear Fuel..........................................       8,380          8,569
       Net Property, Plant & Equipment and Fuel.............     116,295        108,109
Other Assets:
  Decommissioning Trust Fund................................      24,483         10,329
  Deferred Debits & Other...................................           5              4
                                                                --------       --------
       Total Other Assets...................................      24,488         10,333
          TOTAL ASSETS......................................    $159,184       $140,358
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses.....................    $  3,060       $    394
  Miscellaneous Current Liabilities.........................       3,663          3,761
                                                                --------       --------
     Total Current Liabilities..............................       6,723          4,155
Operating Reserves:
  Decommissioning Liability.................................      79,443         60,274
  Miscellaneous Other.......................................         545            502
                                                                --------       --------
     Total Operating Reserves...............................      79,988         60,776
Other Liabilities & Deferred Credits........................       6,227          4,068
Commitments & Contingencies
Stockholders' Equity:
  Common stock, $.01 par value
     Authorized -- 20,000,000 shares; issued and
     outstanding -- 8,457,800 at December 31, 1999 and
     8,417,800 at December 31, 1998.........................          84             84
  Less: Treasury Stock -- 225,800 shares, at cost...........      (1,629)        (1,629)
  Additional paid-in capital................................      92,295         92,100
  Accumulated Other Comprehensive Income....................          (3)           565
  Accumulated Deficit.......................................     (24,501)       (19,761)
                                                                --------       --------
       Total Stockholders' Equity...........................      66,246         71,359
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $159,184       $140,358
                                                                ========       ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                             1999          1998          1997
                                                          ----------    ----------    ----------
Operating Revenues......................................  $   45,761    $   32,034    $   26,642
Operating Expenses:
  Production............................................      18,220        20,775        20,805
  Transmission..........................................         872           880           857
  Purchased Power.......................................      12,232         1,046             0
  Unrealized Loss on Firm Energy Trading Contracts......         806             0             0
  Administrative & General..............................       9,291         7,988         7,525
  Depreciation & Amortization...........................       4,110         3,656         3,508
  Taxes other than Income...............................       2,989         2,965         4,185
                                                          ----------    ----------    ----------
     Total Operating Expenses...........................      48,520        37,310        36,880
Operating Loss..........................................      (2,759)       (5,276)      (10,238)
Other (Income) Deductions:
  Interest and Dividend Income..........................        (551)         (938)       (1,252)
  Decommissioning Cost Accretion........................       3,320         2,873         2,663
  Decommissioning Trust Fund Income.....................        (755)         (613)         (470)
  Other Deductions......................................         126           171            36
                                                          ----------    ----------    ----------
     Total Other Deductions.............................       2,140         1,493           977
Loss Before Income Taxes and Accounting Change..........      (4,899)       (6,769)      (11,215)
Provision for Income Taxes..............................           0             0             0
                                                          ----------    ----------    ----------
Loss Before Change in Accounting Principle..............      (4,899)       (6,769)      (11,215)
Cumulative Effect of Change in Accounting Principle, net
  of tax................................................         159             0             0
                                                          ----------    ----------    ----------
Net Loss................................................      (4,740)       (6,769)      (11,215)
Other Comprehensive Income (Expense), net of tax........        (568)          449           264
                                                          ----------    ----------    ----------
Comprehensive Loss......................................  $   (5,308)   $   (6,320)   $  (10,951)
                                                          ==========    ==========    ==========
Weighted Average Shares Outstanding.....................   8,207,866     8,242,858     8,292,534
Basic and Diluted Net Loss Per Share....................  $    (0.58)   $    (0.82)   $    (1.35)

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                       COMMON
                                   STOCK, $.01 PAR
                                        VALUE
                              -------------------------         LESS:
                                                              TREASURY                      ACCUMULATED
                              ISSUED AND    ISSUED AND          STOCK         ADDITIONAL       OTHER
                              OUTSTANDING   OUTSTANDING   -----------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                SHARES        AMOUNT      SHARES    AMOUNT     CAPITAL        INCOME         DEFICIT
                              -----------   -----------   -------   -------   ----------   -------------   -----------
Balance at December 31,
  1996......................   8,417,800        $84        78,045   $  (633)   $92,100         $(148)       $ (1,777)
  Treasury Stock -- 66,955
    shares, at cost.........          --         --        66,955      (535)        --            --              --
  Net Change in Unrealized
    Holding Gain............          --         --            --        --         --           264              --
  Financial Results, January
    1 to December 31,
    1997....................          --         --            --        --         --            --         (11,215)
                               ---------        ---       -------   -------    -------         -----        --------
Balance at December 31,
  1997......................   8,417,800         84       145,000    (1,168)    92,100           116         (12,992)
  Treasury Stock -- 80,800
    shares, at cost.........          --         --        80,800      (461)        --            --              --
  Net Change in Unrealized
    Holding Gain............          --         --            --        --         --           449              --
  Financial Results, January
    1 to December 31,
    1998....................          --         --            --        --         --            --          (6,769)
                               ---------        ---       -------   -------    -------         -----        --------
Balance at December 31,
  1998......................   8,417,800         84       225,800    (1,629)    92,100           565         (19,761)
  Stock Options Exercised...      40,000         --            --        --        195            --              --
  Net Change in Unrealized
    Holding Gain (Loss).....          --         --            --        --         --          (568)             --
  Financial Results, January
    1 to December 31,
    1999....................          --         --            --        --         --            --          (4,740)
                               ---------        ---       -------   -------    -------         -----        --------
Balance at December 31,
  1999......................   8,457,800        $84       225,800   $(1,629)   $92,295         $  (3)       $(24,501)
                               =========        ===       =======   =======    =======         =====        ========


                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
                              -------------
Balance at December 31,
  1996......................     $89,626
  Treasury Stock -- 66,955
    shares, at cost.........        (535)
  Net Change in Unrealized
    Holding Gain............         264
  Financial Results, January
    1 to December 31,
    1997....................     (11,215)
                                 -------
Balance at December 31,
  1997......................      78,140
  Treasury Stock -- 80,800
    shares, at cost.........        (461)
  Net Change in Unrealized
    Holding Gain............         449
  Financial Results, January
    1 to December 31,
    1998....................      (6,769)
                                 -------
Balance at December 31,
  1998......................      71,359
  Stock Options Exercised...         195
  Net Change in Unrealized
    Holding Gain (Loss).....        (568)
  Financial Results, January
    1 to December 31,
    1999....................      (4,740)
                                 -------
Balance at December 31,
  1999......................     $66,246
                                 =======

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                               1999       1998        1997
                                                              -------    -------    --------
Net cash flow from operating activities:
  Net Loss..................................................  $(4,740)   $(6,769)   $(11,215)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation...........................................    4,110      3,656       3,508
     Amortization of nuclear fuel...........................    4,032      4,104       4,010
     Unrealized Loss on Energy Contracts....................      647          0           0
     Decommissioning trust accretion........................    3,320      2,873       2,663
     Decommissioning trust interest.........................     (755)      (617)       (470)
     (Increase) decrease in accounts receivable.............   (1,512)    (2,586)      2,463
     (Increase) decrease in materials & supplies............     (160)         4         124
     (Increase) decrease in prepaids and other assets.......       31     (1,607)     (1,117)
     Increase in accounts payable...........................    2,123        124         140
     Increase (decrease) in taxes accrued...................        0          0      (1,504)
     Increase (decrease) in misc. current liabilities.......      226      2,167      (2,477)
     Other..................................................       48        374         435
                                                              -------    -------    --------
Net cash provided by (used in) operating activities.........    7,370      1,723      (3,440)
Net cash flows (used in) investing activities:
  Capital additions.........................................   (4,896)    (2,700)     (2,555)
  Nuclear fuel additions....................................   (1,999)    (4,314)     (1,970)
  Purchase of additional Seabrook Project interest..........   (4,913)         0           0
  Payments to decommissioning fund..........................   (1,696)    (1,343)     (1,106)
  Short term investments, net...............................    9,063      6,384      (3,535)
                                                              -------    -------    --------
Net cash used in investing activities.......................   (4,441)    (1,973)     (9,166)
Net cash provided by financing activities:
  Stock Option Exercise.....................................      195          0           0
  Reacquired capital stock..................................        0       (461)       (535)
                                                              -------    -------    --------
Net cash (used in) provided by financing activities.........      195       (461)       (535)
Net increase (decrease) in cash and cash equivalents........    3,124       (711)    (13,141)
Cash and cash equivalents, beginning of period..............    2,559      3,270      16,411
                                                              -------    -------    --------
Cash and cash equivalents, end of period....................  $ 5,683    $ 2,559    $  3,270
                                                              =======    =======    ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns three subsidiaries: HoustonStreet Exchange, Inc. ("HoustonStreet"), Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which is wholly-owned as of December 31, 1999.

     HoustonStreet developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy traders. Currently, HoustonStreet offers an online trading exchange that allows utilities, independent power producers and power marketers to trade electricity over the Internet. HoustonStreet plans to develop and launch trading platforms for crude and refined products, natural gas and other energy-related commodities. HoustonStreet is also exploring opportunities to license its trading platform for use in other non-energy business-to-business markets.

     HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast in July 1999. In September 1999, HoustonStreet launched electricity trading throughout the United States.

     Great Bay and Little Bay are electric generating companies. Their principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). This ownership interest entitles the companies to approximately 174 megawatts of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets, including through HoustonStreet.com.

     Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Little Bay sells its power solely to Great Bay under an intercompany agreement. Intercompany revenues are eliminated in consolidation. Neither BayCorp nor its subsidiaries have operational responsibilities for the Seabrook Project. Great Bay currently sells all but approximately 10 MW of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its owned generation, Great Bay purchases power on the open market for resale to third parties.

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

     On November 19, 1999, Little Bay purchased an additional 2.9% interest in the Seabrook Project from Montaup Electric Company for a purchase price of $3.2 million, plus approximately $1.7 million of certain prepaid items. See Footnote 1N.

     The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was originally planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for

                             BAYCORP HOLDINGS, LTD.

condenser cooling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. Great Bay became a wholesale generating company when Seabrook Unit 1 commenced commercial operation on August 19, 1990. In 1993, the Company became an Exempt Wholesale Generator ("EWG") under the Energy Policy Act of 1992.

     The Seabrook Project is owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the "Participants"). Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA") which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share as ownership interests in the Seabrook Project are several and not joint. Great Bay's and Little Bay's combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities and its affiliates and the 17.5% interest held by The United Illuminating Company.

     Great Bay's business strategy is to utilize unit contingent and firm forward sales contracts to maximize the value of its and Little Bay's 174 MW power supply from the Seabrook Project. Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during Seabrook unscheduled outages, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay has, and may in the future, have to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintains insurance to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. This insurance, provided by CIGNA and others, provides up to $30 million of coverage through May 2002.

     As of March 17, 2000, BayCorp and its subsidiaries had 35 employees, including 26 at HoustonStreet, seven at BayCorp and two employees at Great Bay. Little Bay has no employees.

B.  REGULATION

     Great Bay and Little Bay are subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the Nuclear Regulatory Commission ("NRC"), the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. Great Bay's and Little Bay's cost of service, however, is not regulated. As such, Great Bay's and Little Bay's accounting policies are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

C.  USE OF MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                             BAYCORP HOLDINGS, LTD.

liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.  UTILITY PLANT AND NON-UTILITY PLANT ASSETS

     The costs of additions to utility plant and non-utility plant are recorded at original cost.

E.  DEPRECIATION

  (i) Utility Plant

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

  (ii) Non-Utility Plant Assets

     Non-Utility plant assets are stated at cost less accumulated depreciation. Expenditures that significantly improve or extend the life of an asset are capitalized. The Company's subsidiary, HoustonStreet, capitalizes external software application development costs and costs for upgrades and enhancements to its systems that result in additional functionality in accordance with the American Institute of Certified Public Accountants Statement of Position 98-10, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Maintenance and repairs are charged to expense when incurred. Depreciation is calculated on the straight-line basis over an estimated useful live of three years.

F.  AMORTIZATION OF NUCLEAR FUEL

     The cost of nuclear fuel is amortized to expense based on the rate of burn-up of the individual assemblies comprising the total core. Great Bay and Little Bay also provide for the cost of disposing of spent nuclear fuel at rates specified by the United States Department of Energy ("DOE") under a contract for disposal between Great Bay and Little Bay, through their managing agent North Atlantic Energy Service Corporation ("NAESCO"), and the DOE.

     Great Bay recorded the estimated cost of the final unspent nuclear fuel core, which is expected to be in place at the expiration of the Seabrook Project's NRC operating license, as part of Great Bay's original "Fresh Start" balance sheet.

G.  AMORTIZATION OF MATERIALS AND SUPPLIES

     Great Bay and Little Bay amortize to expense an amount designed to fully amortize the cost of the material and supplies inventory that is expected to be on hand at the expiration of the Plant's NRC operating license.

H.  DECOMMISSIONING

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for

                             BAYCORP HOLDINGS, LTD.

in the purchase price allocation. New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any units in the state. During April 1999, the Nuclear Decommissioning Finance Committee ("NDFC") issued an order that adjusted the decommissioning collection period and funding levels based on the NDFC's opinion that Seabrook's anticipated energy producing life was twenty-five years from the time it went into commercial operation. This is eleven years earlier than the service life established by Seabrook's NRC operating license. The order also updated Seabrook's decommissioning estimate to $565 million (in 2000 dollars.) Based on this estimate, the present value of Great Bay's and Little Bay's share of liability as of December 31, 1999 was approximately $79 million.

     Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. As a result of this accretion, Great Bay's share of the estimated decommissioning cost increased from $55.8 million as of December 31, 1997 to $60.3 million as of December 31, 1998 to $79.4 million as of December 31, 1999. The December 31, 1999 balance includes Little Bay's decommissioning liability of approximately $13 million based on an accretion schedule over the original license life of the plant and not the NDFC's life.

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

     The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 7, 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." On February 17, 2000, the FASB issued a "Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets." Great Bay and Little Bay's accounting for decommissioning is based on the FASB's original tentative conclusions. The proposed statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The proposed statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. Upon adoption, the proposed statement would be effective for financial statements issued for fiscal years beginning after June 15, 2001.

     Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. The proposed Statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the proposed Statement is adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 1999. Great Bay and Little Bay have not quantified the impact, if any, that the revised exposure draft will have on their financial statements.

                             BAYCORP HOLDINGS, LTD.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $42,000 and $540,000 as of December 31, 1999 and 1998.

     Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

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

     In response to the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.8 million in 2000 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup Electric Company, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup Electric Company transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses.

     On November 15, 1992, Great Bay, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

I.  OPERATING REVENUES

  (i) Energy Revenues

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 1999, two customers accounted for 29% and 24% of total operating revenues. For the year ended December 31, 1998, three customers accounted for 28%, 17% and 12% of total operating revenues. For the year ended December 31, 1997, three customers accounted for 50%, 13% and 11% of total operating revenues.

  (ii) Internet Revenues

     HoustonStreet revenue consists of commissions for megawatt hours traded on HoustonStreet.com and is recognized once the trade has been agreed upon by both parties to the trade.

                             BAYCORP HOLDINGS, LTD.

J.  TAXES ON INCOME

     The Company accounts for taxes on income under the liability method required by Statement of Financial Accounting Standards No. 109.

K.  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of the investments.

     All other short-term investments with a maturity of greater than three months are classified as available for sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. The unrealized holding loss on short-term investments was $44,000 as of December 31, 1999 and the unrealized holding gain on short-term investments was $24,000 as of December 31, 1998.

L.  SEABROOK UNIT 2

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay and Little Bay also own a 15% joint ownership interest in Seabrook Unit 2. Great Bay and Little Bay assign no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled in 1984, voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. There were no material sales of Unit 2 assets in 1998 or 1999.

     The Participants are considering plans regarding disposition of Seabrook Unit 2, but such plans have not yet been finalized and approved. Great Bay and Little Bay are unable to estimate the costs for which they will be responsible in connection with the disposition of Seabrook Unit 2. Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition will not include any amounts for decommissioning. Great Bay and Little Bay currently pay their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components. Any sales of Unit 2 property or inventory are reflected in other income as gains on the sale or transfer of assets. Transfers of Unit 2 items to Unit 1 were done at the historical basis of Unit 2 property or components.

M.  SEABROOK OUTAGE COSTS

     The Company's and Great Bay's and Little Bay's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay and Little Bay have no electricity for resale from the Seabrook Plant and consequently no related revenues. Therefore the impact of outages on the Company's and Great Bay's and Little Bay's results of operations and financial position are materially adverse.

     Great Bay and Little Bay accrue for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay and Little Bay continue to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on March 27, 1999. Seabrook resumed full operating capacity on May 21, 1999. Great Bay's share of the incremental operations and maintenance costs was approximately $3.7 million.

                             BAYCORP HOLDINGS, LTD.

N.  ACQUISITIONS

     On November 19, 1999, BayCorp's wholly-owned subsidiary, Little Bay Power Corporation, purchased an additional 2.9% interest in the Seabrook Nuclear Power Project from Montaup Electric Company, a subsidiary of Eastern Utilities Associates. The purchase price was $3.2 million plus approximately $1.9 million for certain prepaid items, primarily nuclear fuel and capital expenditures. The purchase price was funded with existing cash. Little Bay allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. A summary of the components of the purchase price and the preliminary allocation is as follows:

                                                              (000'S)
PRELIMINARY ALLOCATION OF PURCHASE PRICE:
Current assets..............................................  $ 1,005
Utility plant...............................................    3,890
Nuclear fuel................................................    1,845
Liabilities assumed and other...............................   (1,827)
                                                              -------
                                                              $ 4,913
                                                              =======

     In addition, Montaup prefunded the decommissioning liability associated with Little Bay's 2.9% share of Seabrook by transfering approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of the Seabrook Plant decommissioning expenses. Little Bay recorded an asset, Decommissioning Trust Fund, for $12.4 million and a corresponding liability for the same amount. The purchase agreement required that a restricted cash-escrow account be established for $2.5 million to cover Little Bay's share of budgeted cash requirements for a six month period. This fund is to be used to pay Little Bay's share of Seabrook costs of operations and capital expenditures during periods of Seabrook shutdowns.

     Little Bay sells its power solely to Great Bay under an intercompany agreement. Great Bay then sells the power purchased from Little Bay in the wholesale electricity market. The accompanying consolidated financial statements include the results of the acquisition since November 19, 1999. Intercompany amounts between Little Bay and Great Bay have been eliminated in consolidation.

O.  SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in 1999 when HoustonStreet began operations. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

P.  EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing net earnings by the weighted number of common shares outstanding for all periods presented. Diluted earnings (loss) per share reflects the dilutive effect of shares under option plans, warrants and preferred stock. Potentially dilutive shares outstanding during the period have been excluded from dilutive earnings (loss) per share because their effect would be antidilutive.

                             BAYCORP HOLDINGS, LTD.

     Based on an average market price of common stock of $5.58 per share, for the year ended December 31, 1999, the following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding.

                                                              DECEMBER 31, 1999
                                                              -----------------
Weighted average number of common shares outstanding and
  used in basic and diluted EPS calculation.................      8,207,866
Shares under option plans, excluded in computation of
  diluted EPS due to antidilutive effects...................          3,341

     There were no potentially dilutive shares outstanding during 1998 and 1997.

Q.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires the Company to report the changes in shareholders' equity from all sources during the period other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends.) Although adoption of this standard has not resulted in any change to the historic basis of determination of earnings or shareholders' equity, the other comprehensive income components recorded under generally accepted accounting principles and previously included under the category "retained earnings" are displayed as "accumulated other comprehensive income" within the balance sheet. The composition of other comprehensive income is as follows:

                                                UNREALIZED GAINS (LOSSES)    ACCUMULATED OTHER
                                                      ON SECURITIES         COMPREHENSIVE INCOME
                                                -------------------------   --------------------
Twelve Months Ending 12/31/98
  Beginning Balance...........................          $116,000                  $116,000
  1998 Change.................................           449,000                   449,000
                                                        --------                  --------
December 31, 1998.............................           565,000                   565,000
  1999 Change.................................          (568,000)                 (568,000)
                                                        --------                  --------
December 31, 1999.............................          $ (3,000)                 $ (3,000)
                                                        ========                  ========

R.  RECLASSIFICATIONS

     Certain reclassifications have been made in prior years' financial statements to conform to classifications and presentation used in the current year.

S.  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.  NUCLEAR ISSUES

     Like other nuclear generating facilities, the Seabrook Project is subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters.

     The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems, and other aspects of nuclear plant construction, equipment and operation. Great Bay and Little Bay have been, and may be, affected to the extent of their proportionate shares by the cost of any such modifications to Seabrook Unit 1.

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

     In February 1999, the DOE proposed to Congress an alternative interim plan for high level waste management. The DOE proposed to take legal title and responsibility for the waste (on-site at nuclear plants such as Seabrook) until a permanent repository becomes available. Ultimately, Congress rejected that proposal, and on March 22, 2000, Congress passed amendments to the NWPA that would require the DOE to begin accepting nuclear waste shipments at a Nevada site in 2007. However, President Clinton stated he would veto this legislation and Congress is not expected to override Mr. Clinton's veto. Regardless of whether this legislation becomes law or alternative solutions are identified, nuclear plants such as Seabrook must retain high level waste on-site or make other storage provisions until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts.

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

                             BAYCORP HOLDINGS, LTD.

Carolina, Nevada and Washington) to impose volume limits and a surcharge on shipments of LLW from states that are not members of their regional compact.

     In April 1995, a privately owned facility in Utah was approved as a disposal facility for certain types of LLW. The Seabrook Project began shipping certain LLW to the Utah facility in December 1995. In 1999, the Seabrook Project also began shipping some LLW to a privately owned facility in Tennessee. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by these facilities is currently stored on-site at the Seabrook facility.

B.  FEDERAL DEPARTMENT OF ENERGY DECONTAMINATION AND DECOMMISSIONING ASSESSMENT

     Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning of the Federal Department of Energy's ("DOE's") enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 1999, the Company had accrued its pro rata estimated obligation of $636,000 related to the project's prior years' usage to be paid over the 15-year period beginning October 1, 1992.

C.  PRICE ANDERSON ACT

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9 billion, based on the approximately 106 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $83.9 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.2 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay and Little Bay would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay and Little Bay estimate their maximum liability per incident currently would be an aggregate amount of approximately $12.6 million per accident, with a maximum annual assessment of about $1.5 million per incident, per year.

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

                             BAYCORP HOLDINGS, LTD.

     Great Bay and Little Bay also independently purchase business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from April 1, 1999 until April 1, 2000 and a renewal policy has been signed which will be in effect from April 1, 2000 until April 1, 2001. The policy provides for the payment of a fixed weekly loss amount of $670,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay and Little Bay is $90.6 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $469,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

3.  TAXES ON INCOME

     The following is a summary of the (benefit) provision for income taxes for the years ended December 31, 1999, 1998 and 1997:

                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            1999            1998            1997
                                                        ------------    ------------    ------------
                                                                          (000'S)
Federal
  Current.............................................    $(3,426)        $(6,192)        $(8,081)
  Deferred............................................      3,426           6,192           8,081
                                                          -------         -------         -------
                                                                0               0               0
                                                          -------         -------         -------
State
  Current.............................................       (817)         (1,476)         (1,927)
  Deferred............................................        817           1,476           1,927
                                                          -------         -------         -------
                                                                0               0               0
                                                          -------         -------         -------
Total (benefit) provision.............................    $     0         $     0         $     0
                                                          =======         =======         =======

     Accumulated deferred income taxes consisted of the following at December 31, 1999 and 1998:

                                                                1999        1998
                                                              --------    --------
                                                                    (000'S)
Assets
  Net operating loss carryforwards..........................  $ 87,875    $ 81,794
  Decommissioning expense...................................     5,279       3,985
  Unfunded pension expense..................................     1,311         685
  Accrued outage expense....................................       105       1,076
  Inventory.................................................       477         407
  Other, net................................................       827         576
Liabilities
  Utility plant.............................................   (30,298)    (24,457)
                                                              --------    --------
Accumulated deferred income tax asset.......................    65,576      64,066
Valuation allowance.........................................   (65,576)    (64,066)
                                                              --------    --------
Accumulated deferred income tax asset, net..................  $      0    $      0
                                                              ========    ========

                             BAYCORP HOLDINGS, LTD.

     The total income tax provision set forth above represents 0% in the years ended December 31, 1999, 1998 and 1997. The following table reconciles the statutory federal income tax rate to those percentages:

                                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                               1999            1998           1997
                                                           ------------    ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
Loss before taxes........................................    $(4,739)        $(6,769)       $(11,215)
Federal statutory rate...................................         34%             34%             34%
Federal income tax benefit at statutory levels...........     (1,611)         (2,301)         (3,813)
Increase (Decrease) from statutory levels
  State tax net of federal tax benefit...................       (217)           (345)           (513)
  Valuation allowance....................................      1,917           2,721           4,442
  Other..................................................        (89)             75            (116)
                                                             -------         -------        --------
Effective federal income tax expense.....................    $     0         $     0        $      0
                                                             =======         =======        ========

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below, and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized will be allocated directly to paid in capital.

     For federal income tax purposes, as of December 31, 1999, the Company had net operating loss carry forwards ("NOLs") of approximately $225 million, which are scheduled to expire between 2005 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $136 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $136 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The Company's other $89 million of NOLs are not currently subject to such limitations.

4.  CAPITAL EXPENDITURES

     The Company's cash capital expenditures, including nuclear fuel, are estimated to be approximately $29 million in 2000 and to aggregate approximately $25 million for the years 2001 through 2002.

5.  ENERGY MARKETING

     The Company utilizes unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. As of December 31, 1999, the Company had forward sales commitments that extend to the end of 2000. As of December 31, 1998, the unrealized gain on these open positions was $159,000. The value of open positions was determined using exchange settlement prices or, if applicable, over the counter prices. The unrealized gain at December 31, 1998 was deferred.

     Effective January 1, 1999, Great Bay adopted Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The cumulative effect of the accounting change as of January 1, 1999 was to decrease net loss by $159,000, or $0.02 per weighted average common share and to recognize gains on net open firm purchase and sales commitments considered to be trading activity.

     As of December 31, 1999, the Company had a net unrealized loss of approximately $647,000 recorded in accrued expenses. The net change in unrealized loss on trading activities as of December 31, 1999 was $806,000 and is included in the accompanying consolidated statement of income for 1999.

                             BAYCORP HOLDINGS, LTD.

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

                             BAYCORP HOLDINGS, LTD.

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

     On December 3, 1998, the Board of Directors of the Company voted to reprice all of the outstanding options of the Company as the current options were "out of the money" and they no longer had the desired motivational effect or compensatory benefit for the employees. The repricing of the options was based on the current market value of the stock as of December 18, 1998. Simultaneously with the repricing, 139,583 of existing options were forfeited. In accordance with APB Opinion 25 (the "Opinion"), a renewal, a change in price, an extension of the period of exercisability, or any other significant modification of a stock right establishes a new measurement date as of the date of change in the same fashion as if a new option were granted.

     Under the current interpretations of APB Opinion 25, as the repricing was done at fair market value on the new measurement date, no compensation expense has been recognized.

     The Financial Accounting Standards Board (the "Board") has concluded its initial review of practice problems associated with the Opinion on accounting for stock issued to employees. The Board issued an Exposure Draft of a proposed interpretation of the Opinion in the first quarter of 1999. The proposed effective date would be the issuance date of the final interpretation, which is expected to be in 2000. If adopted, the interpretation will be applied prospectively but will cover events that occurred after December 15, 1998. There will be no effect on financial statements for the period prior to the effective date of the final interpretation.

     Had compensation cost for the plan been determined consistent with FASB Statement No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                                   1999         1998          1997
                                                  -------      -------      --------
                                                        (DOLLARS IN THOUSANDS)
Net Loss:  As Reported.......................     $(4,740)     $(6,769)     $(11,215)
           Pro Forma.........................      (5,146)      (7,050)      (11,414)
EPS:       As Reported.......................     $ (0.58)     $ (0.82)     $  (1.35)
           Pro Forma.........................       (0.63)       (0.86)        (1.38)

                             BAYCORP HOLDINGS, LTD.

     Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. A summary of the Company's stock option plan at December 31, 1999, 1998 and 1997, and changes during the years then ended, is presented in the table and narrative below:

                                           1999                  1998                   1997
                                    ------------------    -------------------    ------------------
                                              WTD AVG                WTD AVG               WTD AVG
                                    SHARES    EX PRICE     SHARES    EX PRICE    SHARES    EX PRICE
                                    -------   --------    --------   --------    -------   --------
Outstanding at beginning of
  year............................  417,417      $4.92     505,000   $   8.05    445,000    $8.15
Granted...........................  323,500       2.88      52,000       4.25     60,000     7.33
                                               to 6.88                to 7.25
Exercised.........................  (40,000)      4.90          --                    --
Forfeited.........................       --               (139,583)      8.65         --
Expired...........................       --                                           --
Outstanding at end of year........  700,917       5.36     417,417       4.92    505,000     8.05
Exercisable at end of year........  476,005       4.92     322,849       4.97    425,000     8.04
Weighted average fair value of
  options granted.................            $   3.66               $   1.29               $3.32

     The 700,917 options outstanding at December 31, 1999 have exercise prices between $2.88 and $6.88, with a weighted average exercise price of $5.36, and a remaining weighted average contractual life of 5.8 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997 respectively: weighted average risk-free interest rates of 5.5, 4.7 and 6.7 percent; expected dividend yields of 0 percent; weighted average expected lives of 7, 6.5 and 7 years; and expected volatility of 54, 31 and 31 percent, respectively.

     In June 1999, HoustonStreet's Board of Directors approved HoustonStreet's 1999 Stock Incentive Plan, which provides for the grant of incentive and nonqualified stock options for the purchase of HoustonStreet's common stock by HoustonStreet's management, employees, consultants, advisors and directors of HoustonStreet. As of December 31, 1999, options to purchase an aggregate of 840,000 shares of HoustonStreet common stock, at a weighted average option exercise price of $0.87 per share were outstanding under this plan. HoustonStreet has elected to account for its stock-based compensation plan under APB No 25. Had compensation cost related to the HoustonStreet options been determined, based on the fair value of the options at the grant date consistent with the provisions of SFAS No. 123, the effect on the 1999 consolidated net loss would not have been material.

9.  NEW ACCOUNTING PRONOUNCEMENTS

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

     SFAS 133, as amended by SFAS 137, will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter.) SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments

                             BAYCORP HOLDINGS, LTD.

embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998.)

     The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

10.  PROPERTY TAXES

     For each of the tax years 1994, 1995, 1996, 1997 and 1998, Great Bay filed property tax abatement applications with the towns of Hampton and Hampton Falls. The abatement requests were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). On November 11, 1999, Great Bay reached agreements settling the property tax litigation. As a result of the settlement agreement, Great Bay received $146,450 from the Town of Hampton and $21,967 from the Town of Hampton Falls. With regard to Hampton Falls, the settlement established an assessed valuation of $7,000,000 for 1999 and $2,500,000 for 2000. With regard to the Town of Hampton, the settlement established an assessed valuation of $20,000,000 for 1999 and $15,000,000 for 2000.

11.  SEGMENT INFORMATION

     As mentioned in Note 1, BayCorp is a holding company for Great Bay, Little Bay and HoustonStreet Exchange. The Company operates primarily in two segments, each of which is managed separately because each segment sells distinct products and services. Great Bay and Little Bay constitute the electric generating companies segment, whose principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project and sell their combined power in the competitive wholesale power markets. HoustonStreet operates a Web portal for trading wholesale electric power and charges commissions for megawatt hours traded on its site HoustonStreet.com.

     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the company's consolidated financial statements and, accordingly, are reported on the same basis herein. Management evaluates the performance of its segments and allocates resources to them primarily based on cash flows and overall economic returns. Intersegment sales are generally accounted for at amounts comparable to sales to unaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are described in the summary of significant accounting policies, in
Note 1.

                             BAYCORP HOLDINGS, LTD.

        AS OF AND FOR THE YEARS
           ENDED DECEMBER 31              GREAT BAY AND
                (000'S)                    LITTLE BAY     HOUSTONSTREET   CORPORATE   ELIMINATIONS    TOTAL
        -----------------------           -------------   -------------   ---------   ------------   --------
1999
Revenues................................    $ 46,381         $    59       $ 2,449      $ (3,128)    $ 45,761
Depreciation & amortization.............       3,744             286            80            --        4,110
Operating Expenses......................      46,378           3,351         1,761        (2,970)      48,520
Interest expense........................          16              97            --            --          113
Segment net income (loss)...............      (2,096)         (3,397)          753            --       (4,740)
Total Assets............................     165,862           2,984         7,592       (17,254)     159,184
Capital expenditures....................       1,797           3,099            --            --        4,896

1998
Revenues................................    $ 32,034              --       $ 1,920      $ (1,920)    $ 32,034
Depreciation & amortization.............       3,633              --            23            --        3,656
Operating Expenses......................      35,447              --         3,783        (1,920)      37,310
Interest expense........................          10              --            --            --           10
Segment net income (loss)...............      (7,489)             --           720            --       (6,769)
Total assets............................     138,086              --        71,442       (69,170)     140,358
Capital expenditures....................       2,700              --            --            --        2,700

1997
Revenues................................    $ 26,642              --       $ 1,756      $ (1,756)    $ 26,642
Depreciation & amortization.............       3,494              --            14            --        3,508
Operating Expenses......................      37,501              --         1,134        (1,755)      36,880
Interest expense........................        (255)             --            --            --         (255)
Segment net income (loss)...............     (11,825)             --           610            --      (11,215)
Total assets............................     138,116              --        78,251       (76,209)     140,158
Capital expenditures....................       2,555              --            --            --        2,555

12.  COMMITMENTS AND CONTINGENCIES

     BayCorp and its wholly owned subsidiaries currently lease office space under noncancelable operating leases. Rental expense under operating lease agreements as of December 31, 1999 was $96,500.

     Future minimum commitments for operating leases as of December 31, 1999 are as follows:

                        YEAR ENDING                             OPERATING LEASES
                        -----------                             ----------------
December 31, 2000...........................................        $170,000
December 31, 2001...........................................          70,000
December 31, 2002...........................................          70,000
December 31, 2003...........................................          35,000
                                                                    --------
Total.......................................................        $345,000
                                                                    ========

13.  SUBSEQUENT EVENTS

     In January 2000, BayCorp issued 15,800 of its incentive stock options to its employees and directors at an exercise price of $12.6875 per share. In January 2000, HoustonStreet issued 474,300 of its incentive stock options to its employees and directors at an exercise price of $2.75 per share.

                             BAYCORP HOLDINGS, LTD.

     In February 2000, HoustonStreet sold $6.0 million of its common stock and Series A preferred stock to Equiva Trading Company ("Equiva"). Equiva is a hydrocarbon supply and trading partnership jointly-owned by Equilon Enterprises LLC ("Equilon") and Motiva Enterprises LLC ("Motiva"). Equilon is owned by Shell Oil Company and Texaco Inc. Motiva is owned by Shell Oil Company, Texaco Inc. and Saudi Refining Inc., an affiliate of Saudi Aramco.

     Also in February 2000, HoustonStreet announced plans to launch one of the first Web exchanges for wholesale crude oil and refined products trading. At that time, HoustonStreet entered into agreements with Equiva under which Equiva will share its knowledge of the oil trading industry with HoustonStreet and will pay HoustonStreet at least $1.5 million over the next two years as minimum trading commissions generated through Equiva's use of HoustonStreet's crude and refined oil products trading exchange, once it is created and operated.

     In addition to sales of its capital stock to Equiva, HoustonStreet sold $10.6 million of its capital stock in February and March 2000 to other investors including Williams Energy Marketing & Trading Company, Omega Advisors, Inc., Elliott Associates, L.P., Thomas H. Lee Company and Sapient Corporation. Collectively with Equiva and Williams, HoustonStreet raised $16.6 million in gross proceeds through these stock sales. As a result, BayCorp owns approximately 53% of HoustonStreet's capital stock (on an as converted to common stock basis) as of March 27, 2000.

     Sapient Corporation has been assisting HoustonStreet in designing and building its Internet site since inception. For the period from inception to December 31, 1999, HoustonStreet has recorded $2.4 million of such costs.

     Omega Advisors, Inc. and its related investment partnerships who beneficially own approximately 33.2% of BayCorp, purchased HoustonStreet Series A Preferred Stock and own, directly and indirectly, approximately 21.26% of HoustonStreet as of March 27, 2000, assuming conversion of the HoustonStreet Series A preferred stock to HoustonStreet common stock at a conversion rate of one to one.

     Elliot Associates, L.P. and its related partnerships who beneficially own approximately 24.3% of BayCorp, purchased HoustonStreet Series A Preferred Stock and own, directly or indirectly, approximately 16.55% of HoustonStreet, as of March 27, 2000, assuming conversion of the HoustonStreet Series A preferred stock to HoustonStreet common stock at a conversion rate of one to one.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAYCORP HOLDINGS, LTD.

March 28, 2000
                                          By:    /s/ FRANK W. GETMAN JR.
                                            ------------------------------------
                                                    Frank W. Getman Jr.
                                                         President

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----

            /s/ FRANK W. GETMAN JR.               President, Chief Executive Officer     March 28, 2000
------------------------------------------------  and Director (principal executive
              Frank W. Getman Jr.                 officer, principal financial officer
                                                  and principal accounting officer)

            /s/ KENNETH A. BUCKFIRE               Director                               March 28, 2000
------------------------------------------------
              Kenneth A. Buckfire

             /s/ STANLEY I. GARNETT               Director                               March 28, 2000
------------------------------------------------
               Stanley I. Garnett

             /s/ MICHAEL R. LATINA                Director                               March 28, 2000
------------------------------------------------
               Michael R. Latina

            /s/ LAWRENCE M. ROBBINS               Director                               March 28, 2000
------------------------------------------------
              Lawrence M. Robbins

            /s/ JOHN A. TILLINGHAST               Director                               March 28, 2000
------------------------------------------------
              John A. Tillinghast

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------
 3.1     Certificate of Incorporation of BayCorp Holdings, Ltd.(1)
 3.2     By-laws of BayCorp Holdings, Ltd.(1)
10.1     Agreement Between Bangor Hydro-Electric Company, Central
         Maine Power Company, Central Vermont Public Service
         Corporation, Fitchburg Gas and Electric Light Company, Maine
         Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20,
         1986.(2)
10.2     Limited Guaranty by Eastern Utilities Associates of
         Decommissioning Costs in favor of Joint Owners of the
         Seabrook Project, dated May 5, 1990.(2)
10.3     Composite Agreement for Joint Ownership, Construction and
         Operation of New Hampshire Nuclear Units, as amended, dated
         November 1, 1990.(2)
10.4     Seventh Amendment to and Restated Agreement for Seabrook
         Project Disbursing Agent as amended through and including
         the Second Amendment, by and among North Atlantic Energy
         Service Corporation, Great Bay Power Corporation and other
         Seabrook Project owners, dated November 1, 1990.(2)
10.5     Seabrook Project Managing Agent Operating Agreement by and
         among the North Atlantic Energy Service Corporation, Great
         Bay Power Corporation and parties to the Joint Ownership
         Agreement, dated June 29, 1992.(2)
10.6     Settlement Agreement by and among EUA Power Corporation,
         Eastern Utilities Associates and the Official Bondholders'
         Committee, dated November 18, 1992.(2)
10.7     Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated April 26, 1993.(2)
10.8     Power Purchase Option Agreement between UNITIL Power
         Corporation and Great Bay Power Corporation, dated December
         22, 1993.(2)
10.9     Second Mortgage and Security Agreement between UNITIL Power
         Corporation and Great Bay Power Corporation, dated December
         22, 1993.(2)
10.10    Third Mortgage and Security Agreement between UNITIL Power
         Corporation and Great Bay Power Corporation, dated December
         22, 1993.(2)
10.11    Registration Rights Agreement between Great Bay Power
         Corporation and the Selling Stockholders, dated April 7,
         1994.(2)
10.12    Amendment to Registration Rights Agreement between Great Bay
         Power Corporation and the Selling Stockholders, dated
         November 23, 1994.(2)
10.13    Stock and Subscription Agreement among Great Bay Power
         Corporation and the Selling Stockholders, dated April 7,
         1994.(2)
10.14    Acknowledgement and Amendment to Stock and Subscription
         Agreement, dated November 23, 1994.(2)
10.15    Settlement Agreement by and among Great Bay Power
         Corporation, the Official Bondholders' Committee and the
         Selling Stockholders, dated September 9, 1994.(2)
10.16    Letter Agreement, dated December 20, 1994, between Great Bay
         Power Corporation and the Selling Stockholders amending
         Registration Rights Agreement, as previously amended on
         November 23, 1994.(2)
10.17    Letter Agreement, dated March 29, 1995, between Great Bay
         Power Corporation and the Selling Stockholders amending
         Registration Rights Agreement, as previously amended on
         November 23, 1994 and December 20, 1994.(2)
10.18    1996 Stock Option Plan of BayCorp Holdings, Ltd.(1)(4)
10.19    Employment Agreement between Frank W. Getman Jr. and BayCorp
         Holdings, Ltd., dated May 5, 1998.(4)(5)
10.20    Employment Agreement between John A. Tillinghast and BayCorp
         Holdings, Ltd., dated May 5, 1998.(4)(5)
10.21    Incentive Stock Option Agreement, dated as of August 1,
         1995, by and between Frank W. Getman Jr. and Great Bay Power
         Corporation.(4)(6)
10.22    Incentive Stock Option Agreement, dated as of September 17,
         1996, by and between Frank W. Getman Jr. and Great Bay Power
         Corporation.(4)(7)

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------
10.23    Incentive Stock Option Agreement, dated as of April 24,
         1995, by and between John A. Tillinghast and Great Bay Power
         Corporation.(4)(6)
10.24    1999 Stock Incentive Plan of HoustonStreet Exchange,
         Inc.(4)(8)
10.25    Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and
         HoustonStreet Exchange, Inc. (first of two identically
         titled and dated agreements).(4)(8)
10.26    Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and
         HoustonStreet Exchange, Inc. (second of two identically
         titled and dated agreements).(4)(8)
10.27    Asset Purchase Agreement by and between Montaup Electric
         Company and Great Bay Power Corporation, dated as of June
         24, 1998.(9)
10.28    Assignment by and between Great Bay Power Corporation and
         Little Bay Power Corporation dated as of August 28,
         1998.(10)
10.29    Escrow Agreement by and between Little Bay Power Corporation and Citizens Bank New Hampshire dated November 10, 1999.(10)
10.30    Series A Convertible Preferred Stock Purchase Agreement
         dated as of February 2, 2000, as amended, by and among
         HoustonStreet Exchange, Inc. and the Purchasers (as defined therein).(8)
10.31    Amended and Restated Stockholders' Voting Agreement dated as of March 6, 2000 by and among BayCorp Holdings, Ltd. and the
         Purchasers (as defined therein).(8)
10.32    Investor Rights Agreement dated as of February 2, 2000, as amended, by and among HoustonStreet Exchange, Inc., BayCorp
         Holdings, Ltd. and the Purchasers (as defined therein).(8)
10.33    Rights of First Refusal and Co-Sale Agreement dated as of
         February 2, 2000, by and among HoustonStreet Exchange, Inc.
         and the Purchasers (as defined therein).(8)
10.34    Form of Omnibus Signature Page dated as of March 6, 2000
         relating to the four preceding exhibits.(8)
10.35    Incentive Stock Option Agreement, dated July 30, 1999, by
         and between Frank W. Getman Jr. and BayCorp Holdings,
         Ltd.(4)(8)
21.1     List of Subsidiaries of BayCorp Holdings, Ltd.(8)
23.1     Consent of Arthur Andersen LLP.(8)

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

 (3) Filed as an exhibit to the Quarterly Report on Form 10-Q of BayCorp Holdings, Ltd. for the quarter ended July 30, 1998 (File No. 1-12527) on August 13, 1998 and incorporated herein by reference.

 (4) Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

 (5) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 31, 1999 and incorporated herein by reference.

 (6) Filed as an exhibit to the Quarterly Report on Form 10-Q of Great Bay Power Corporation for the quarter ended March 31, 1995 (File No. 0-25748) on May 9, 1995 and incorporated herein by reference.

 (7) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 26, 1997 and incorporated herein by reference.

 (8) Filed as an exhibit to this Annual Report on Form 10-K.

 (9) Filed as an exhibit to the Quarterly Report on Form 10-Q of BayCorp Holdings, Ltd. for the quarter ended June 30, 1998 (File No. 1-12527) on August 13, 1998 and incorporated herein by reference.

(10) Filed as an exhibit to the Current Report on Form 8-K of BayCorp Holdings, Ltd. (File No. 1-12527) dated November 19, 1999 and filed on December 3, 1999 and incorporated herein by reference.