Form 10-Q
period 2000-03-31
BAYCORP HOLDINGS LTD
filed 2000-05-15
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                              March 31, 2000
                                                                  --------------
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

Yes   X     No
    ----       ----


               Class                                 Outstanding at May 10, 2000
---------------------------------------              ---------------------------
Common Stock, $0.01 Par Value per Share                       8,273,500

                             BAYCORP HOLDINGS, LTD.

                                      INDEX


PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
             - Three Months Ended March 31, 2000 and 1999......................    3

         Consolidated Balance Sheets at March 31, 2000
             and December 31, 1999.............................................  4-5

         Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 2000 and 1999..............................    6

         Notes to Financial Statements.........................................    7

         Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations:........................................ 14-17

PART II - OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K.............................    17

         Signature.............................................................    18

         Exhibit Index.........................................................    19

                             BAYCORP HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                  Three Months Ended  Three Months Ended
                                                    March 31, 2000      March 31, 1999
                                                  ------------------  ------------------
Operating Revenues                                   $    14,334        $    10,103

Operating Expenses
  Production                                               5,683              4,758
  Transmission                                               233                212
  Purchased Power                                          1,878              2,007
  Administrative & General                                 4,288              1,177
  Depreciation & Amortization                              1,342                938
  Unrealized Loss on Firm Forward Contracts                4,130                  0
  Taxes other than Income                                  1,151              1,034
                                                     -----------        -----------
      Total Operating Expenses                            18,705             10,126
Operating Loss                                            (4,371)               (23)

Other (Income) Deductions:
  Interest and Dividend Income                              (108)              (169)
  Decommissioning Cost Accretion                             908                753
  Decommissioning Trust Fund Income                         (295)              (175)
  Other Deductions                                          (235)                 6
                                                     -----------        -----------
      Total Other Deductions                                 270                415
Loss Before Income Taxes                                  (4,641)              (438)

Income Taxes                                                   0                  0
                                                     -----------        -----------
Net Loss Before Minority Interest                         (4,641)              (438)

Less: Minority Interest in Loss of Subsidiary               (830)                 0
                                                     -----------        -----------
Net Loss                                                  (3,811)              (438)

Other Comprehensive Income, Net of Tax
  Unrealized Loss on Securities                             (272)              (215)
                                                     -----------        -----------
 Comprehensive Loss                                  $    (4,083)       $      (653)
                                                     ===========        ===========
Weighted Average Shares Outstanding                    8,269,932          8,191,948
Basic and Diluted Loss Per Share                     $     (0.46)       $     (0.05)


(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                        March 31,    December 31,
                                                           2000         1999
                                                        ---------    ------------
ASSETS:
Current Assets:
  Cash & Cash Equivalents                               $  12,222     $   3,180
  Restricted Cash - Escrow                                  2,545         2,503
  Short-term Investments, at market                           381           381
  Accounts Receivable                                       5,060         4,564
  Materials & Supplies, net                                 4,842         4,611
  Prepayments & Other Assets                                4,580         3,162
                                                        ---------     ---------
      Total Current Assets                                 29,630        18,401

Property, Plant, & Equipment:
  Utility Plant Assets                                    121,587       121,043
  Non-Utility Plant Assets                                  8,804         3,203
                                                        ---------     ---------
  Total Property, Plant and Equipment                     130,391       124,246
  Less: Accumulated Depreciation                          (17,532)      (16,331)
                                                        ---------     ---------
  Net Utility Plant                                       112,859       107,915

  Nuclear Fuel                                             22,121        20,243
  Less: Accumulated Amortization                          (13,106)      (11,863)
                                                        ---------     ---------
  Net Nuclear Fuel                                          9,015         8,380

      Net Property, Plant & Equipment and Fuel            121,874       116,295

Other Assets:
  Decommissioning Trust Fund                               24,951        24,483
  Deferred Debits & Other                                      13             5
                                                        ---------     ---------
      Total Other Assets                                   24,964        24,488

TOTAL ASSETS                                            $ 176,468     $ 159,184
                                                        =========     =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                         March 31,   December 31,
                                                           2000          1999
                                                         ---------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                  $   3,179    $   3,060
  Unrealized Losses on Firm Forward Energy Contracts         4,777            0
  Miscellaneous Current Liabilities                          3,125        3,663
                                                         ---------    ---------
          Total Current Liabilities                         11,081        6,723

Operating Reserves:
  Decommissioning Liability                                 80,351       79,443
  Miscellaneous Other                                          545          545
                                                         ---------    ---------
          Total Operating Reserves                          80,896       79,988

Other Liabilities & Deferred Credits                         6,342        6,227

Minority Interest in Subsidiary                              2,170            0

Preferred Stock of Subsidiary                               13,600            0
Commitments & Contingencies                                      0            0

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,499,300                        85           84
   Less: Treasury Stock - 225,800 shares at cost            (1,629)      (1,629)
   Additional paid-in capital                               92,510       92,295
   Accumulated Other Comprehensive Income                     (275)          (3)
   Accumulated Deficit                                     (28,312)     (24,501)
                                                         ---------    ---------
          Total Stockholders' Equity                        62,379       66,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 176,468    $ 159,184
                                                         =========    =========


(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                Three Months        Three Months
                                                                   Ended               Ended
                                                               March 31, 2000      March 31, 1999
                                                               --------------      --------------
Net cash flow from operating activities:
    Net Loss                                                      ($3,811)             ($438)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Minority Interest in Loss of Subsidiary                     (830)                 0
         Depreciation                                               1,335                938
         Amortization of nuclear fuel                               1,242                992
         Unrealized Loss on Firm Forward Energy Contracts           4,130                  0
         Decommissioning trust accretion                              908                753
         Decommissioning trust interest                              (294)              (156)
         Increase in accounts receivable                             (498)              (130)
        (Increase)decrease in materials & supplies                   (277)               192
         Increase in prepaids and other assets                     (1,426)              (247)
         Increase(decrease) in accounts payable                       230                480
         Increase in taxes accrued                                      0                880
         Increase(decrease) in other accruals                         111               (127)
                                                                  --------            ------
Net cash provided by operating activities                             820              3,137

Net cash flows provided by (used in) investing activities:
  Purchases of Property and Equipment                              (6,233)              (504)
  Nuclear fuel additions                                           (1,877)              (240)
  Payments to decommissioning fund                                   (441)              (397)
  Short term investments, net                                           0             (1,385)
                                                                  --------            ------
Net cash used in investing activities                              (8,551)            (2,526)

Net cash provided by financing activities:
  Stock Option Exercise                                               215                  0
  Proceeds from issuance of HoustonStreet Stock                    16,600                  0
                                                                  --------            ------
Net cash provided by financing activities                          16,815                  0

Net increase in cash and cash equivalents                           9,084                611
Cash and cash equivalents, beginning of period                      5,683              2,559
                                                                  --------            ------
Cash and cash equivalents, end of period                          $14,767             $3,170
                                                                  ========            ======




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

         BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Through its subsidiaries, BayCorp operates in two business segments - an Internet-based energy trading and information business and a wholesale electricity generation and trading business.

         The Company's majority-owned subsidiary, HoustonStreet Exchange, Inc. ("HoustonStreet") developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy traders. Currently, HoustonStreet offers an online trading exchange that allows utilities, independent power producers and power marketers to trade electricity over the Internet. HoustonStreet plans to develop and launch trading platforms for crude oil and refined products, natural gas and other energy-related commodities. HoustonStreet is also exploring opportunities to license its trading platform for use in other non-energy business-to-business markets.

         HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast in July 1999. In September 1999, HoustonStreet launched electricity trading throughout the United States.

         The Company's two other subsidiaries, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay") are electricity generation and trading companies. BayCorp wholly owns Great Bay and Little Bay, which in turn own a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). This ownership interest entitles the companies to approximately 174 megawatts of the Seabrook Project's power output. Neither BayCorp nor its subsidiaries have operational responsibilities for the Seabrook Project. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets, including through HoustonStreet.com.

         Great Bay and Little Bay currently sell all but approximately 10 MW of their share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its owned generation, Great Bay may purchase power on the open market for resale to third parties.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 as filed in Form 10-K, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

                             BAYCORP HOLDINGS, LTD.


         The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current period charge are as follows:

                                         Unrealized           Accumulated
                                        Income (Loss)     Other Comprehensive
                                        on Securities         Income(Loss)

         Beginning Balance               $(  3,000)            $(  3,000)
         Current Period Charge            (272,100)             (272,100)
                                         ---------             ---------
         Ending Balance                  $(275,100)            $(275,100)
                                         ---------             ---------


         Great Bay has entered into certain firm forward sale and purchase commitments to help ensure stable cash flow, favorable prices and income, as well as capture any long-term increases in value. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 was effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 have not been restated. The cumulative effect of this accounting change as of January 1, 1999 was an increase in net income of approximately $159,000 to recognize gains on net open firm purchase and sales commitments considered to be trading activity. As of March 31, 2000, the Company had a net unrealized loss of approximately $4,776,800 included in accrued expenses. The net change in unrealized loss on firm forward contracts for the first quarter ended March 31, 2000 was $4,130,000 and is included in the accompanying consolidated statements of income.

         Minority interest and preferred stock of subsidiary consists of equity securities issued by the Company's subsidiary, HoustonStreet. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned the majority of all of the voting equity of the subsidiary both before and after the transactions.

NOTE C - COMMITMENTS AND CONTINGENCIES

NUCLEAR POWER, ENERGY AND UTILITY REGULATION.

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

         Great Bay and Little Bay are also subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") under Parts II and III of the Federal Power Act and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which

                             BAYCORP HOLDINGS, LTD.


Great Bay and Little Bay propose to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

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

UTILITY DEREGULATION; PUBLIC CONTROVERSY CONCERNING NUCLEAR POWER PLANTS

         The New Hampshire Public Utilities Commission ("NHPUC") and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay and Little Bay sell electricity are considering or are implementing initiatives relating to the deregulation of the electric utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, NEPOOL restructured to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. These markets commenced operation in May 1999. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay and Little Bay believe they are low-cost producers of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on the companies.

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

DECOMMISSIONING LIABILITY

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of the Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount

                             BAYCORP HOLDINGS, LTD.


was provided for in the purchase price allocation. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Finance Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term.

         During April 1999, the NDFC issued an order that adjusted the decommissioning collection period and funding levels based on the NDFC's opinion that the anticipated energy producing life was twenty-five years from the time it went into commercial operation. This is eleven years earlier than the service life established by Seabrook's NRC operating license. The order also updated Seabrook's decommissioning estimate to $565 million (in 2000 dollars.) Based on this estimate, the value of Great Bay's and Little Bay's share of the decommissioning estimate in 2000 dollars is approximately $84.8 million.

         Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant.

         The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 7, 1996, the FASB issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets." On February 17, 2000, the FASB issued a "Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets." Great Bay and Little Bay's accounting for decommissioning is based on the FASB's original tentative conclusions. The proposed statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or the amount of estimated cash flows should also be recognized. The proposed statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. Upon adoption, the proposed statement would be effective for financial statements issued for fiscal years beginning after June 15, 2001.

         Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. The proposed Statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the proposed Statement is adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 1999. Great Bay and Little Bay have not quantified the impact, if any, that the revised statement will have on their financial statements.

         Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The

                             BAYCORP HOLDINGS, LTD.


trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding loss of $225,800 as of March 31, 2000.

         Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

         Based on the currently approved funding schedule and Great Bay's funding schedule, Great Bay's decommissioning payments will be approximately $1.8 million in 2000 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup Electric Company, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup Electric Company transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses.

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

NOTE D - HOUSTON STREET FINANCING ACTIVITY AND RELATIONSHIPS

EQUIVA RELATIONSHIP

         In February 2000, HoustonStreet sold $6.0 million of its common stock and Series A convertible preferred stock to Equiva Trading Company ("Equiva"). Equiva is a hydrocarbon supply and trading partnership jointly-owned by Equilon Enterprises LLC ("Equilon") and Motiva Enterprises LLC ("Motiva"). Equilon is owned by Shell Oil Company and Texaco Inc. Motiva is owned by Shell Oil Company, Texaco Inc. and Saudi Refining Inc., an affiliate of Saudi Aramco.

         Also in February 2000, HoustonStreet announced plans to launch of the first Web exchanges for wholesale crude oil and refined products trading. At that time, HoustonStreet entered into agreements with Equiva under which Equiva will share its knowledge of the oil trading industry with HoustonStreet and will pay HoustonStreet at least $1.5 million over the next two years as minimum trading commissions generated through Equiva's use of HoustonStreet's crude and refined oil products trading exchange, once it is created and operated.

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

                             BAYCORP HOLDINGS, LTD.


HoustonStreet does not take title to any products traded on HoustonStreet.com nor compete with any users of the system.

OTHER SERIES A AND SERIES B FINANCING ACTIVITY

         In addition to sales of its capital stock to Equiva, HoustonStreet sold $10.6 million of its common stock and Series A convertible preferred stock in February and March to other investors including Williams Energy Marketing and Trading Company, Omega Advisors, Inc., Elliot Associates, L.P., Thomas H. Lee Company and Sapient Corporation. Collectively with the Equiva investments, HoustonStreet raised $16.6 million in gross proceeds through these stock sales. As of March 31, 2000, BayCorp owned approximately 53% of HoustonStreet capital stock (on an as converted to common stock basis.)

         Subsequent to March 31, 2000, HoustonStreet sold an additional $13.5 million of its capital stock in the form of Series A and Series B Convertible Preferred Stock to other investors including K Road Ventures, L.P., Vivendi, S.A. and Conoco, Inc. As of May 10, 2000, HoustonStreet raised $30.1 million in gross proceeds from all stock sales. As a result, BayCorp owned approximately 50.2% of HoustonStreet stock (on an as converted to common stock basis) as of May 10, 2000.

NOTE E - EQUITY

         BayCorp has never paid cash dividends on its common stock and currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

NOTE F - SEGMENT INFORMATION

           BayCorp is a holding company for Great Bay, Little Bay and HoustonStreet. The Company operates primarily in two segments, each of which is managed separately because each segment sells distinct products and services. Great Bay and Little Bay constitute the electricity generation and trading business segment, whose principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project and sell their combined power in the competitive wholesale power markets. HoustonStreet, the Internet-based energy trading and information business, operates a Web portal for trading wholesale electric power and charges commissions for megawatt hours traded on its site HoustonStreet.com.

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

                             BAYCORP HOLDINGS, LTD.



As of and for the
three months ended      Great Bay and
March 31 ($000's)         Little Bay     HoustonStreet      Corporate     Eliminations         Total
--------------------    --------------   ---------------   ------------   --------------   ---------------
2000
Revenues                     $  15,735          $     21        $   686       $  (2,108)        $   14,334
Depreciation  &
 amortization                      993               349              0                0             1,342
Operating Expenses              17,054             3,271            490          (2,110)            18,705
Interest expense                   (4)                 0              0                0               (4)
Segment net income
 (loss)                         (1,607)           (2,398)           194                0            (3,811)
Total Assets                   173,491            12,684         67,474          -77,181           176,468
Capital expenditures               632             5,601              0                0             6,233
--------------------    --------------   ---------------   ------------   --------------   ---------------
1999
Revenues                     $  10,103          $      0        $   505        $   (505)        $   10,103
Depreciation  &
 amortization                      931                 0              7                0               938
Operating Expenses              10,310                 0            321            (505)            10,127
Interest expense                   (2)                 0              0                0               (2)
Segment net income
 (loss)                           (625)                0            187                0             (438)
Total Assets                   139,192                 0         70,818         (68,329)           141,681
Capital expenditures               504                 0              0                0               504
--------------------    --------------   ---------------   ------------   --------------   ---------------


NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

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

                             BAYCORP HOLDINGS, LTD.


         The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Currently, BayCorp derives substantially all of its revenue through its energy trading activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay are electric generating companies whose principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. The Company anticipates that it will derive additional revenues from HoustonStreet. HoustonStreet began charging commissions in September 1999 on wholesale power trades made on HoustonStreet.com.

         The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

RESULTS OF OPERATIONS: FIRST QUARTER OF 2000 COMPARED TO THE FIRST QUARTER
OF 1999

Operating Revenues

         BayCorp's operating revenues increased by approximately $4,231,000, or 41.9%, to $14,334,000 in the first quarter of 2000 as compared to $10,103,000 in the first quarter of 1999. This increase in operating revenues was primarily attributable to an increase in megawatt-hours sold and in average selling prices in the first quarter of 2000 as compared to the first quarter of 1999. During the first quarter of 2000, BayCorp's subsidiaries, Great Bay and Little Bay, owned a combined 15.03% joint ownership interest in the Seabrook Project, or approximately 174 megawatts of the Seabrook Projects power output. During the first quarter of 1999, Great Bay's ownership in the Seabrook Project was 12.13%, or approximately 140 megawatts. The capacity factor at the Seabrook Project for the first quarter of 2000 was 96% of the rated capacity as compared to a capacity factor of 94.1% for the first quarter of 1999. Operating revenues and capacity factor were adversely impacted in the first quarter of 2000 by an unplanned outage from January 8 through January 11. Operating revenues and capacity factor were adversely impacted in the first quarter of 1999 by the scheduled refueling outage at the Seabrook Project that began on March 27, 1999. Substantially all of the Company's operating revenues were earned by its wholesale electricity generation and trading business. HoustonStreet revenues for the first quarter of 2000 were nominal.

         Sales of electricity increased by approximately 18% to 417,336,000 kilowatt-hours ("kWhs") in the first quarter of 2000 as compared to 353,670,240 kWhs in the first quarter of 1999. During the three months ended March 31, 2000, the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 20.8% to 3.43 cents per kWh as compared with 2.84 cents per kWh for the three months ended March 31, 1999.

Expenses

                             BAYCORP HOLDINGS, LTD.


         Production and Transmission expenses increased approximately $946,000, or 19.0%, to $5,916,000 in the first quarter of 2000 as compared to $4,970,000 in the first quarter of 1999. Taxes other than Income increased approximately $117,000, or 11.3%, during the first quarter of 2000 as compared to the same period in 1999. These increases were primarily attributable to the Company's increased ownership in the Seabrook Project, from 12.13% in the first quarter of 1999 to 15.03% in the first quarter of 2000. Administrative and general expenses increased approximately $3,111,000, or 264%, to $4,288,000 in the first quarter of 2000 compared to $1,177,000 in the first quarter of 1999. This increase was primarily attributable to expenses associated with developing and operating HoustonStreet. Depreciation and amortization increased approximately $404,000, or 43.1%, to $1,342,000 in the first quarter of 2000 as compared to $938,000 in the first quarter of 1999. The increase in depreciation expense was primarily due to depreciating the assets of HoustonStreet.

         In the first quarter of 2000, Great Bay recorded unrealized losses on forward firm energy contracts of $4,130,000. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 requires energy-trading contracts to be recorded at fair market value on the balance sheet, with the changes in fair value included in earnings. Power prices in the Northeast increased significantly in the first quarter of 2000. This enabled Great Bay to realize significantly higher selling prices for its uncommitted capacity in the first quarter of 2000 as compared to the first quarter of 1999, but resulted in a non-cash charge to earnings for unrealized losses on forward firm energy contracts.

         Decommissioning cost accretion increased $155,000, or 20.6%, and decommissioning trust fund income increased $120,000, or 68.6%, in the first quarter of 2000 as compared to the same period in 1999. These increases reflect the Company's increased ownership in the Seabrook Project in the first quarter of 2000 as compared to the first quarter of 1999. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Other deductions decreased approximately $145,000, or 34.9%, in the first quarter of 2000 as compared to the first quarter of 1999. This decrease in deductions was primarily attributable to other income derived from gains on disposal of miscellaneous property at the Seabrook project in the first quarter of 2000.

Net Loss

         As a result of the above factors, during the first quarter of 2000, the Company recorded a net loss of $3,811,000, or approximately $0.46 per basic and diluted share, as compared to a net loss of approximately $438,000, or $0.05 per basic and diluted share, during the first quarter of 1999. Excluding HoustonStreet expenses and the non-cash charge related to losses on forward firm energy contracts, BayCorp would have reported net income of $2,715,900 in the first quarter of 2000.

Liquidity and Capital Resources

         As of March 31, 2000, BayCorp's consolidated cash position was approximately $15,148,000 in cash and equivalents, restricted cash and short term investments. A significant factor affecting BayCorp's consolidated cash position during the first quarter of 2000 was the receipt of approximately $16.6 million in cash for HoustonStreet from investors in HoustonStreet. Excluding cash held by HoustonStreet, the Company had cash and cash equivalents, restricted cash and short term investments of approximately $10.6 million at March 31, 2000.

                             BAYCORP HOLDINGS, LTD.


          BayCorp's wholesale electricity generation and trading business, Great Bay and Little Bay, generated cash from electricity sales during the first quarter of 2000 that was less than the ongoing cash requirements of BayCorp's wholesale electricity generation and trading business for this period. The Company may continue to incur cash deficits.

          The Company intends to cover such deficits with cash and short-term investments held by BayCorp, Great Bay and Little Bay, which totaled approximately $10,613,000 at March 31, 2000. If the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity do not increase at the rates and within the time expected by Great Bay, Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet its ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp will be able to raise additional capital on acceptable terms or at all.

         BayCorp's subsidiary, HoustonStreet, began charging commissions for its services in September 1999. The cash generated from commission revenues earned on HoustonStreet.com have been significantly less than the Company's ongoing cash requirements. The Company expects that HoustonStreet expenses and capital expenditures will substantially exceed HoustonStreet's revenues while HoustonStreet is in the early stages of development and operation and that HoustonStreet will incur additional cash deficits.

         The Company intends to cover such deficits during the early stages of development and operation at HoustonStreet with invested capital. As of March 31, 2000, HoustonStreet had received approximately $16.6 million in cash from investors in HoustonStreet. As of May 10, 2000, HoustonStreet had received a total of $30.1 million in cash from investors in HoustonStreet.

         BayCorp's consolidated cash and short-term investments increased approximately $9,084,000 during the first quarter of 2000. The Company had a consolidated net loss of approximately $4,641,000 and cash expenditures of approximately $6,233,000 for capital expenditures, $1,877,000 for nuclear fuel additions and $441,000 for decommissioning fund payments. In addition, during the first quarter of 2000, there was an increase in prepaids and other assets of approximately $1,426,000 primarily due to the timing of payments for Seabrook Project operating expenses. Offsetting these cash expenditures were non-cash charges to income of approximately $1,335,000 for depreciation, $1,242,000 for nuclear fuel amortization, $4,130,000 for unrealized losses on firm energy trading contracts and $908,000 for decommissioning trust fund accretion.

         The Company anticipates that capital expenditures for HoustonStreet for the fiscal year 2000 will total approximately $14.4 million primarily for software development. Great Bay anticipates that its share of the Seabrook Project's capital expenditures for the 2000 fiscal year will total approximately $8.4 million for nuclear fuel and various capital projects.

           The Seabrook Project from time to time experiences both scheduled and unscheduled outages. The Company incurs losses during outage periods due to the loss of operating revenues and due to the additional costs associated with outages as well as continuing operating and maintenance expenses and depreciation.

                             BAYCORP HOLDINGS, LTD.


           This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or it subsidiaries to differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended March 31, 2000.

                             BAYCORP HOLDINGS, LTD.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BAYCORP HOLDINGS, LTD.


May 15, 2000                           By: /s/  Frank W. Getman Jr.
                                           ------------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------


  27.1           Financial Data Schedule

  99.1 Certain Factors That May Affect Future Results, set out on pages 20-27 of the Company's Annual Report on Form 10-K for the period ended December 31, 1999. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.