Form 10-Q
period 2000-06-30
BAYCORP HOLDINGS LTD
filed 2000-08-14
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                                   JUNE 30, 2000
                                                                   -------------
                                       OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  603-431-6600
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

The number of shares outstanding of the Registrant's common stock as of July 30, 2000 was 8,273,500.

                             BAYCORP HOLDINGS, LTD.

                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
             - Three and Six Months Ended June 30, 2000 and 1999......................................... 3

         Consolidated Balance Sheets at June 30, 2000
             and December 31, 1999..................................................................... 4-5

         Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 2000 and 1999......................................................... 6

         Notes to Financial Statements................................................................... 7

         Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations:.............................................................. 13-18

PART II - OTHER INFORMATION:

         Item 4 - Submission of Matters to a Vote of Security Holders................................... 18

         Item 6 - Exhibits and Reports on Form 8-K...................................................... 19

         Signature...................................................................................... 20

         Exhibit Index.................................................................................. 21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                         Three Months Ended June 30,                  Six Months Ended June 30,
                                                         2000                   1999                 2000                  1999
                                                         ----                   ----                 ----                  ----

Operating Revenues                                   $    15,358           $     7,450           $    29,693           $    17,554

Operating Expenses
  Production                                               6,103                 4,670                11,786                 9,428
  Transmission                                               323                   223                   556                   436
  Purchased Power                                          1,863                 2,860                 3,741                 4,867
  Administrative & General                                15,884                 1,717                20,172                 2,894
  Depreciation & Amortization                              1,673                   939                 3,015                 1,877
  Unrealized Loss on Firm Forward Contracts                2,913                   147                 7,043                   306
  Taxes other than Income                                  1,173                 1,054                 2,324                 2,088
                                                     -----------           -----------           -----------           -----------
      Total Operating Expenses                            29,932                11,610                48,637                21,896
Operating Loss                                           (14,574)               (4,160)              (18,944)               (4,342)

Other (Income) Deductions:
  Interest and Dividend Income                              (406)                 (130)                 (514)                 (299)
  Decommissioning Cost Accretion                             908                   880                 1,816                 1,633
  Decommissioning Trust Fund Income                         (338)                 (114)                 (633)                 (289)
  Other Deductions                                            54                     9                  (181)                   15
                                                     -----------           -----------           -----------           -----------
      Total Other Deductions                                 218                   645                   488                 1,060
Loss Before Income Taxes                                 (14,792)               (4,805)              (19,432)               (5,402)

Income Taxes                                                   0                     0                     0                     0
                                                     -----------           -----------           -----------           -----------
Net Loss Before Minority Interest                        (14,792)               (4,805)              (19,432)               (5,402)

Less: Minority Interest in Loss of Subsidiary             (4,971)                    0                (5,801)                    0
                                                     -----------           -----------           -----------           -----------
Net Loss Before Cumulative Effect
  of Change in Accounting Principle                       (9,821)               (4,805)              (13,631)               (5,402)

Cumulative Effect of Change in
  Accounting Principle                                         0                     0                     0                   159
                                                     -----------           -----------           -----------           -----------
Net Loss                                                  (9,821)               (4,805)              (13,631)               (5,243)

Other Comprehensive Income, Net of Tax
  Unrealized Loss on Securities                               56                  (155)                 (216)                 (370)

                                                     -----------           -----------           -----------           -----------
Comprehensive Loss                                   $    (9,765)          $    (4,960)          $   (13,847)               (5,613)
                                                     ===========           ===========           ===========           ===========
Weighted Average Shares Outstanding                    8,273,448             8,191,948             8,271,690             8,191,948
Basic and Diluted Loss Per Share                     $     (1.19)          $     (0.59)          $     (1.65)          $     (0.64)


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                      June 30, 2000     December 31, 1999
                                                        Unaudited            Audited
                                                      -------------     -----------------
ASSETS:
Current Assets:
  Cash & Cash Equivalents                               $  17,865           $   3,180
  Restricted Cash - Escrow                                  2,676               2,503
  Short-term Investments, at market                           381                 381
  Accounts Receivable                                       4,728               4,564
  Materials & Supplies, net                                 4,650               4,611
  Prepayments & Other Assets                                4,316               3,162
                                                        ---------           ---------
      Total Current Assets                                 34,616              18,401

Property, Plant, & Equipment:
  Utility Plant Assets                                    121,833             121,043
  Non-Utility Plant Assets                                  8,768               3,203
                                                        ---------           ---------
  Total Property, Plant and Equipment                     130,601             124,246
  Less: Accumulated Depreciation                          (19,103)            (16,331)
                                                        ---------           ---------
  Net Utility Plant                                       111,498             107,915

  Nuclear Fuel                                             25,178              20,243
  Less: Accumulated Amortization                          (14,348)            (11,863)
                                                        ---------           ---------
  Net Nuclear Fuel                                         10,830               8,380

      Net Property, Plant & Equipment and Fuel            122,328             116,295

Other Assets:
  Decommissioning Trust Fund                               25,749              24,483
  Deferred Debits & Other                                      14                   5
                                                        ---------           ---------
      Total Other Assets                                   25,763              24,488

TOTAL ASSETS                                            $ 182,707           $ 159,184
                                                        =========           =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                            June 30, 2000     December 31, 1999
                                                              Unaudited            Audited
                                                            -------------     -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                       $   6,102           $   2,413
  Unrealized Losses on Firm Forward Energy Contracts              7,690                 647
  Miscellaneous Current Liabilities                               3,636               3,663
                                                              ---------           ---------
          Total Current Liabilities                              17,428               6,723

Operating Reserves:
  Decommissioning Liability                                      81,260              79,443
  Miscellaneous Other                                               545                 545
                                                              ---------           ---------
          Total Operating Reserves                               81,805              79,988

Other Liabilities & Deferred Credits                              6,415               6,227

Minority Interest in Subsidiary                                  (2,796)                  0

Preferred Stock of Subsidiary                                    27,100                   0
Commitments & Contingencies                                           0                   0

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,499,300 and
       8,457,800, respectively                                       85                  84
   Less: Treasury Stock - 225,800 shares at cost                 (1,629)             (1,629)
   Additional paid-in capital                                    92,434              92,295
   Accumulated Other Comprehensive Income                          (218)                 (3)
   Accumulated Deficit                                          (37,917)            (24,501)
                                                              ---------           ---------
          Total Stockholders' Equity                             52,755              66,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 182,707           $ 159,184
                                                              =========           =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                     Six Months Ended June 30,
                                                                      2000               1999
                                                                     -----               -----

Net cash flow from operating activities:
    Net Loss                                                        $(13,631)          $ (5,402)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
         Minority interest in loss of subsidiary                      (5,801)                 0
         APIC compensation expense                                       104                  0
         Depreciation and amortization                                 3,015              1,877
         Amortization of nuclear fuel                                  2,485              1,916
         Unrealized loss on firm forward energy contracts              7,043                159
         Decommissioning trust accretion                               1,816              1,633
         Decommissioning trust interest                                 (633)              (289)
         Increase in accounts receivable                                (164)              (815)
         Decrease in materials & supplies                                 51                178
         Increase in prepaids and other assets                        (1,164)            (1,232)
         Increase in accounts payable                                  3,814              1,830
         Increase(decrease) in taxes accrued                            (605)             1,304
         Increase(decrease) in other accruals                            380             (1,975)
                                                                    --------           --------
Net cash used in operating activities                                 (3,290)              (816)

Net cash flows provided by (used in) investing activities:
  Purchases of property and equipment                                 (6,355)            (2,147)
  Nuclear fuel additions                                              (4,935)              (391)
  Payments to decommissioning fund                                      (882)              (794)
  Short term investments, net                                              0              9,473
                                                                    --------           --------
Net cash provided by/(used in) investing activities                  (12,172)             6,141

Net cash provided by financing activities:
  Stock options exercised                                                215                  0
  Proceeds from issuance of HoustonStreet stock                       30,105                  0
                                                                    --------           --------
Net cash provided by financing activities                             30,320                  0

Net increase in cash and cash equivalents                             14,858              5,325
Cash and cash equivalents, beginning of period                         5,683              2,559
                                                                    --------           --------
Cash and cash equivalents, end of period                            $ 20,541           $  7,884
                                                                    ========           ========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company that was incorporated in Delaware in 1996. Through its subsidiaries, BayCorp operates in two business segments - an Internet-based energy trading and information business and a wholesale electricity generation and trading business.

     The Company's majority-owned subsidiary, HoustonStreet Exchange, Inc. ("HoustonStreet") developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy traders. Currently, HoustonStreet offers an online trading exchange that allows utilities, independent power producers and power marketers to trade electricity over the Internet. HoustonStreet also offers online trading exchanges for crude oil and refined products. HoustonStreet plans to develop and launch trading platforms for natural gas and other energy-related commodities. HoustonStreet is also exploring opportunities to license its trading platform for use in other non-energy business-to-business markets. HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast in July 1999. In September 1999, HoustonStreet launched electricity trading throughout the United States. In May 2000, HoustonStreet launched web-based exchanges for crude oil, refined products and a new Speedway floor for electricity.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 as filed on Form 10-K, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current period charge are as follows:

                                          Three Month         Six Month
                                          Unrealized          Unrealized
                                         Income (Loss)       Income (Loss)
                                         on Securities       on Securities

            Beginning Balance              $(275,100)          $  (2,700)
            Current Period Charge             56,800            (215,600)
                                           ---------           ---------
            Ending Balance                 $(218,300)          $(218,300)
                                           =========           =========

     Great Bay has entered into certain firm forward sale and purchase commitments to help ensure stable cash flow, favorable prices and income, as well as capture any long-term increases in value. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 was effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires firm forward energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 have not been restated. The cumulative effect of this accounting change as of January 1, 1999 was an increase in net income of approximately $159,000 to recognize gains on net open firm purchase and sales commitments considered to be trading activity. As of June 30, 2000, the Company had a net unrealized loss of approximately $7,690,000. The net change in unrealized loss on firm forward contracts for the second quarter ended June 30, 2000 was $2,913,200 and for the six months ended June 30, 2000 was $7,043,100 and is included in the accompanying consolidated statements of income.

     Minority interest and preferred stock of subsidiary consists of equity securities issued by the Company's subsidiary, HoustonStreet. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned the majority of all of the voting equity of HoustonStreet both before and after the transactions.

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

                             BAYCORP HOLDINGS, LTD.


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

DECOMMISSIONING LIABILITY

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of the Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning

                             BAYCORP HOLDINGS, LTD.


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

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund

                             BAYCORP HOLDINGS, LTD.


assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $175,500 as of June 30, 2000.

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

NOTE D - HOUSTONSTREET FINANCING ACTIVITY AND RELATIONSHIPS

EQUIVA RELATIONSHIP

     In February 2000, HoustonStreet sold $6.0 million of its common stock and Series A convertible preferred stock to Equiva Trading Company ("Equiva"). Equiva is a hydrocarbon supply and trading partnership jointly owned by Equilon Enterprises LLC ("Equilon") and Motiva Enterprises LLC ("Motiva"). Equilon is owned by Shell Oil Company and Texaco Inc. Motiva is owned by Shell Oil Company, Texaco Inc. and Saudi Refining Inc., an affiliate of Saudi Aramco.

     Also in February 2000, HoustonStreet announced plans to launch the first Web exchanges for wholesale crude oil and refined products trading. At that time, HoustonStreet entered into agreements with Equiva under which Equiva will share its knowledge of the oil trading industry with HoustonStreet and will pay HoustonStreet at least $1.5 million over the next two years as minimum trading commissions generated through Equiva's use of HoustonStreet's crude and refined oil products trading exchange, once it is created and operated.

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

                             BAYCORP HOLDINGS, LTD.


OTHER SERIES A AND SERIES B FINANCING ACTIVITY

     In addition to sales of its capital stock to Equiva, HoustonStreet sold $24.1 million of its common stock and Series A and Series B convertible preferred stock to other investors including Williams Energy Marketing and Trading Company, Omega Advisors, Inc., Elliot Associates, L.P., Thomas H. Lee Company, Sapient Corporation, kRoad Ventures L.P., Vivendi S.A. and Conoco, Inc. Collectively with the Equiva investments, HoustonStreet raised $30.1 million in gross proceeds through these stock sales. As a result, BayCorp owns approximately 50.04% of HoustonStreet stock (on an as converted to common stock basis) as of June 30, 2000.

NOTE E - EQUITY

     BayCorp has never paid cash dividends on its common stock and currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

NOTE F - SEGMENT INFORMATION

     BayCorp is a holding company for Great Bay, Little Bay and HoustonStreet. The Company operates primarily in two segments, each of which is managed separately because each segment sells distinct products and services. Great Bay and Little Bay constitute the electricity generation and trading business segment, whose principal asset is a combined 15% joint ownership interest in the Seabrook Project and sell their combined power in the competitive wholesale power markets. HoustonStreet, the Internet-based energy trading and information business, operates a Web portal for trading wholesale electric power, crude oil and refined products and charges commissions for these energy products traded on its site HoustonStreet.com.

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

As of and for the             Great Bay
six months ended              and Little
June 30 ($000's)                 Bay           HoustonStreet       Corporate        Eliminations          Total
------------------------------------------------------------------------------------------------------------------
2000
----
Revenues                        32,864                 55                956              4,182            29,693
Depreciation  &
amortization                     1,987              1,028                  0                  0             3,015
Operating Expenses              33,645             18,125              1,049              4,182            48,637
Interest expense                     9                  0                  0                  0                 9
Segment net income
(loss)                          (1,478)           (12,076)           (12,153)            12,076           (13,631)
Total Assets                   181,598             13,977             57,939             70,807           182,707
Capital expenditures               790              5,565                  0                  0             6,355

                             BAYCORP HOLDINGS, LTD.


------------------------------------------------------------------------------------------------------------------
1999
--------
Revenues                        17,554                  0              1,011              1,011            17,554
Depreciation  &
amortization                     1,863                  0                 14                  0             1,877
Operating Expenses              21,912                  0                995              1,011            21,896
Interest expense                     3                  0                  0                  0                 3
Segment net income
(loss)                          (5,270)                 0                 27                  0            (5,243)
Total Assets                   134,198                  0             66,851             63,530           137,519
Capital expenditures             2,147                  0                  0                  0             2,147

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

     SFAS 133, as amended by SFAS 137 and 138, will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter.) SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998.)

     The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133. However, SFAS 133 could increase volatility in earnings and other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Currently, BayCorp derives substantially all of its revenue through its energy trading activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay are electric generating companies whose principal asset is a combined 15% joint ownership interest in the Seabrook Project in Seabrook, New Hampshire. The Company anticipates that it will derive additional revenues from HoustonStreet.

     The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

                             BAYCORP HOLDINGS, LTD.


RESULTS OF OPERATIONS: SECOND QUARTER OF FISCAL 2000 COMPARED TO THE SECOND QUARTER OF FISCAL 1999

Operating Revenues

     BayCorp's operating revenues increased by approximately $7,908,000, or 106.1%, to $15,358,000 in the second quarter of 2000 as compared to $7,450,000 in the second quarter of 1999. This increase in operating revenues was primarily attributable to an increase in megawatt-hours sold and in average selling prices in the second quarter of 2000 as compared to the second quarter of 1999. During the second quarter of 2000, BayCorp's subsidiaries, Great Bay and Little Bay, owned a combined 15.03% joint ownership interest in the Seabrook Project, or approximately 174 megawatts of the Seabrook Projects power output. During the second quarter of 1999, Great Bay's ownership in the Seabrook Project was 12.13%, or approximately 140 megawatts. The capacity factor at the Seabrook Project for the second quarter of 2000 was 96.5% of the rated capacity as compared to a capacity factor of 47.9% for the second quarter of 1999. Operating revenues and capacity factor were adversely impacted in the second quarter of 1999 by the scheduled refueling outage at the Seabrook Project that began on March 27, 1999; the Seabrook Project resumed full power on May 21, 1999. Substantially all of the Company's operating revenues were earned by its wholesale electricity generation and trading business.

     Sales of electricity increased by approximately 61.6% to 396,491,000 kilowatt-hours ("kWhs") in the second quarter of 2000 as compared to 245,408,400 kWhs in the second quarter of 1999. During the three months ended June 30, 2000, the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 29.1% to 3.86 cents per kWh as compared with 2.99 cents per kWh for the three months ended June 30, 1999.

Expenses

     Production and Transmission expenses increased approximately $1,533,000, or 31.3%, to $6,426,000 in the second quarter of 2000 as compared to $4,893,000 in the second quarter of 1999. Taxes other than income increased approximately $119,000, or 11.3%, during the second quarter of 2000 as compared to the same period in 1999. These increases were primarily attributable to the Company's increased ownership in the Seabrook Project, from 12.13% in the second quarter of 1999 to 15.03% in the second quarter of 2000. Administrative and general expenses increased approximately $14,167,000, or 825.1%, to $15,884,000 in the second quarter of 2000 as compared to $1,717,000 in the second quarter of 1999. This increase was primarily attributable to expenses associated with the development, operation and expansion of HoustonStreet. Also contributing to this increase were administrative and general expenses associated with BayCorp's increased ownership percentage in the Seabrook Project as discussed above. Depreciation and amortization increased approximately $734,000, or 78.2%, to $1,673,000 in the second quarter of 2000 as compared to $939,000 in the second quarter of 1999. The increase in depreciation expense was primarily due to depreciating the assets of HoustonStreet and Little Bay.

     In the second quarter of 2000, Great Bay recorded unrealized losses on forward firm energy contracts of $2,913,000 as compared to $147,000 in the second quarter of 1999. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 requires energy-trading contracts to be recorded at fair market value on the balance sheet, with the changes in fair value included in earnings. Power prices in the Northeast increased significantly in the second quarter of 2000. This enabled Great Bay to realize significantly higher selling prices for its uncommitted capacity in the second quarter of 2000 as compared to the second quarter of 1999, but resulted in a non-cash charge to earnings for unrealized losses on forward firm energy contracts.

                             BAYCORP HOLDINGS, LTD.


     Decommissioning cost accretion increased $28,000, or 3.2%, and decommissioning trust fund income increased $224,000, or 196.5%, in the second quarter of 2000 as compared to the same period in 1999. These increases reflect the Company's increased ownership in the Seabrook Project in the second quarter of 2000 as compared to the second quarter of 1999. The accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Interest income increased approximately $276,000, or 212.3%, in the second quarter of 2000 as compared to the second quarter of 1999, reflecting earnings on higher cash balances in the second quarter of 2000 as compared to cash balances in the second quarter of 1999.

Minority Interest

     Minority interest in loss of subsidiary for the second quarter of 2000 was $4,971,000 and is based on minority interest in HoustonStreet of approximately 34% as of June 30, 2000.

Net Loss

     As a result of the above factors, during the second quarter of 2000, the Company recorded a net loss of $9,821,000, or approximately $1.19 per basic and diluted share, as compared to a net loss of approximately $4,805,000, or $0.59 per basic and diluted share, during the second quarter of 1999. Excluding HoustonStreet expenses and the non-cash charge related to losses on forward firm energy contracts, BayCorp would have reported net income of $2,771,000 in the second quarter of 2000.

RESULTS OF OPERATIONS: FIRST SIX MONTHS OF FISCAL 2000 COMPARED TO THE FIRST SIX MONTHS OF FISCAL 1999

Operating Revenues

     BayCorp's operating revenues increased by approximately $12,139,000, or 69.2%, to $29,693,000 in the first six months of 2000 as compared to $17,554,000 in the first six months of 1999. This increase in operating revenues was primarily attributable to an increase in megawatt-hours sold and in average selling prices in the first six months of 2000 as compared to the first six months of 1999. During the first six months of 2000, BayCorp's subsidiaries, Great Bay and Little Bay, owned a combined 15.03% joint ownership interest in the Seabrook Project, or approximately 174 megawatts of the Seabrook Projects power output. During the first six months of 1999, Great Bay's ownership in the Seabrook Project was 12.13%, or approximately 140 megawatts. The capacity factor at the Seabrook Project for the first six months of 2000 was 96.2% of the rated capacity as compared to a capacity factor of 70.8% for the first six months of 1999. Operating revenues and capacity factor were adversely impacted in the first six months of 1999 by the scheduled refueling outage at the Seabrook Project that began on March 27, 1999; the Seabrook Project resumed full power on May 21, 1999. Substantially all of the Company's operating revenues were earned by its wholesale electricity generation and trading business.

     Sales of electricity increased by approximately 35.8% to 813,827,000 kilowatt-hours ("kWhs") in the first six months of 2000 as compared to 599,078,600 kWhs in the first six months of 1999. During the six months ended June 30, 2000, the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 25.5% to 3.64 cents per kWh as compared with 2.90 cents per kWh for the six months ended June 30, 1999.

                             BAYCORP HOLDINGS, LTD.


Expenses

     Production and Transmission expenses increased approximately $2,478,000, or 25.1%, to $12,342,000 in the first six months of 2000 as compared to $9,864,000 in the first six months of 1999. Taxes other than Income increased approximately $236,000, or 11.3%, during the first six months of 2000 as compared to the same period in 1999. These increases were primarily attributable to the Company's increased ownership in the Seabrook Project, from 12.13% in the first six months of 1999 to 15.03% in the first six months of 2000. Administrative and general expenses increased approximately $17,278,000, or 597%, to $20,172,000 in the first six months of 2000 compared to $2,894,000 in the first six months of 1999. This increase was primarily attributable to expenses associated with the development, operation and expansion of HoustonStreet. Also contributing to this increase were administrative and general expenses associated with BayCorp's increased ownership percentage in the Seabrook Project discussed above. Depreciation and amortization increased approximately $1,138,000, or 60.6%, to $3,015,000 in the first six months of 2000 as compared to $1,877,000 in the first six months of 1999. The increase in depreciation expense was primarily due to depreciating the assets of HoustonStreet and Little Bay.

     In the first six months of 2000, Great Bay recorded unrealized losses on forward firm energy contracts of $7,043,000 compared to unrealized losses for forward firm energy contracts of $306,000 in the first six months of 1999. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 requires energy-trading contracts to be recorded at fair market value on the balance sheet, with the changes in fair value included in earnings. Power prices in the Northeast increased significantly in the first six months of 2000. This enabled Great Bay to realize significantly higher selling prices for its uncommitted capacity in the first six months of 2000 as compared to the first six months of 1999, but resulted in a non-cash charge to earnings for unrealized losses on forward firm energy contracts.

     Decommissioning cost accretion increased $183,000, or 11.2%, and decommissioning trust fund income increased $344,000, or 119%, in the first six months of 2000 as compared to the same period in 1999. These increases reflect the Company's increased ownership in the Seabrook Project in the first six months of 2000 as compared to the same period in 1999. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Interest income increased approximately $215,000, or 71.9%, in the first six months of 2000 as compared to the same period in 1999, reflecting earnings on higher cash balances in the first six months of 2000 as compared to cash balances in the first six months of 1999. The increase in cash balances during the first six months of 2000 was primarily attributable to the receipt by HoustonStreet of approximately $30,100,000.

Minority Interest

     Minority interest in loss of subsidiary for the first six months of 2000 was $5,801,000 and was based on minority interest in HoustonStreet of approximately 34% as of June 30, 2000.

Net Loss

     As a result of the above factors, for the first six months of 2000, the Company recorded a net loss of $13,631,000, or approximately $1.65 per basic and diluted share, as compared to a net loss of approximately $5,243,000, or $0.64 per basic and diluted share, during the first six months of 1999.

                             BAYCORP HOLDINGS, LTD.


Excluding HoustonStreet expenses and the non-cash charge related to losses on forward firm energy contracts, BayCorp would have reported net income of approximately $5,487,000 for the first six months of 2000.

Liquidity and Capital Resources

     As of June 30, 2000, BayCorp's consolidated cash position was approximately $20,922,000 in cash and equivalents, restricted cash and short-term investments. A significant factor affecting BayCorp's consolidated cash position during the first six months of 2000 was the receipt of approximately $30,100,000 in cash by HoustonStreet from investors in HoustonStreet. Excluding cash held by HoustonStreet, the Company had cash and cash equivalents, restricted cash and short-term investments of approximately $14,386,000 at June 30, 2000.

     BayCorp's wholesale electricity generation and trading business, Great Bay and Little Bay, generated approximately $8,455,000 in cash during the first six months of 2000, which included receipt of approximately $4,074,000 from HoustonStreet for settlement of an intercompany loan.

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

     BayCorp's subsidiary, HoustonStreet, began charging commissions for its services in September 1999. The cash generated from commission revenues earned on HoustonStreet.com have been significantly less than the Company's ongoing cash requirements. The Company expects that HoustonStreet expenses and capital expenditures will substantially exceed HoustonStreet's revenues while HoustonStreet is in the early stages of development, operation and expansion and that HoustonStreet will incur additional cash deficits. The Company intends to cover such deficits during the early stages of development, operation and expansion at HoustonStreet with invested capital. As of June 30, 2000, HoustonStreet had received approximately $30,100,000 in cash from investors in HoustonStreet. The Company anticipates that HoustonStreet will raise additional funds through the sale of equity which will cause the Company's ownership interest to decline.

     BayCorp's consolidated cash and equivalents, restricted cash and short-term investments increased approximately $14,858,000 during the first six months of 2000. The Company had a consolidated net loss of approximately $13,631,000 and a minority interest in loss of subsidiary of $5,801,000. The Company used cash of approximately $6,355,000 for capital expenditures, $4,934,000 for nuclear fuel additions and $882,000 for decommissioning fund payments. In addition, during the first six months of 2000, there was an increase in prepaids and other assets of approximately $1,164,000 primarily due to the timing of payments for Seabrook Project operating expenses. Offsetting these cash expenditures were non-cash charges to income of approximately $3,014,000 for depreciation, $2,484,000

                             BAYCORP HOLDINGS, LTD.


for nuclear fuel amortization, $7,043,000 for unrealized losses on firm energy trading contracts and $1,816,000 for decommissioning trust fund accretion. Accounts payable also increased approximately $3,814,000 primarily due to HoustonStreet operations.

     The Company anticipates that capital expenditures for HoustonStreet for the fiscal year 2000 will total approximately $10,000,000 primarily for software construction. HoustonStreet plans to raise funds for these expenditures through a private placement of preferred stock. Great Bay and Little Bay anticipate that their share of the Seabrook Project's capital expenditures for the 2000 fiscal year will total approximately $8,400,000 for nuclear fuel and various capital projects.

     The statements in this report relating to the Company's future plans for marketing, new products and alliances and future growth and operating results, including but not limited to statements regarding HoustonStreet's natural gas and other energy related commodities trading platforms, are forward-looking statements. There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements, including without limitation, that (i) HoustonStreet may be unable to launch its natural gas and other energy related commodities trading platforms, or to launch them in a timely manner, (ii) the Seabrook Project may operate at lower capacity than historical levels, (iii) decommissioning or other expenses associated with ownership of 15% of the Seabrook Project may be materially higher than anticipated, (iv) the price of electricity in the New England wholesale power market cannot be predicted, (v) energy traders may be unwilling or unable to use Internet-based energy trading systems, including HoustonStreet.com, (vi) HoustonStreet.com may not be able to operate profitably, (vii) technological or systems outages could occur on the HoustonStreet.com site, (viii) competitors to HoustonStreet.com with greater financial, marketing or other resources could emerge, (ix) performance is contingent upon successful completion of design, implementation and improvement to HoustonStreet's electricity, crude, refined products and natural gas sites, and (x) general economic and/or industry-specific conditions and the other factors described in BayCorp's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 25, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the following matters were voted on:

1. Six members were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld for each nominee for Director.

                 NAME                                     FOR                                 WITHHELD
                 ----                                     ---                                 --------
Alexander Ellis                                        5,896,676                               403,302
Stanley I. Garnett                                     5,896,676                               403,302
Frank W. Getman Jr.                                    5,896,676                               403,302
Michael R. Latina                                      5,896,676                               403,302
Lawrence M. Robbins                                    5,896,676                               403,302
John A. Tillinghast                                    5,896,676                               403,302

                             BAYCORP HOLDINGS, LTD.


2. The stockholders of the Company authorized an amendment to the 1996 Stock Option Plan of the Company (by a vote of 5,936,592 in favor of the amendment and 363,386 votes against the amendment.)

3. The stockholders of the company ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year. (6,288,463 votes in favor of the proposal, 11,514 votes against the proposal and 1 vote abstained.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits furnished as Exhibits hereto:

          27.1 Financial Data Schedule

          99.1 Certain Factors That May Affect Future Results, set out on pages 20-27 of the Company's Annual Report on Form 10-K for the period ended December 31, 1999. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.

     (b) There were no reports on Form 8-K submitted for the three months ended June 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       BAYCORP HOLDINGS, LTD.


August 14, 2000                        By: /s/ Frank W. Getman Jr.
                                           -------------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer
                                           (Principal executive officer,
                                            principal financial officer and
                                            principal accounting officer)

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         ------------


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