Form 10-Q
period 2000-09-30
BAYCORP HOLDINGS LTD
filed 2000-11-14
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended                           September 30, 2000
                                                              ------------------
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

The number of shares outstanding of the Registrant's common stock as of September 30, 2000 was 8,314,300.

                             BAYCORP HOLDINGS, LTD.

                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION:

     Item 1 - Financial Statements:

     Consolidated Statements of Income and Comprehensive Income -
       Three and Nine Months Ended September 30, 2000 and 1999................3

     Consolidated Balance Sheets at September 30, 2000
       and December 31, 1999................................................4-5

     Consolidated Statements of Cash Flows - Nine
       Months Ended September 30, 2000 and 1999...............................6

     Notes to Financial Statements............................................7

     Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................15-20

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....20

PART II - OTHER INFORMATION:

     Item 6 - Exhibits and Reports on Form 8-K............................20-21

     Signature...............................................................22

     Exhibit Index...........................................................23

                             BAYCORP HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                       2000               1999               2000               1999
                                                    -----------        -----------        -----------        -----------
Operating Revenues                                  $    16,919        $    15,801        $    46,612        $    33,355

Operating Expenses
  Production                                              5,880              4,653             17,666             14,081
  Transmission                                              266                212                823                648
  Purchased Power                                           561              5,254              4,302             10,121
  Administrative & General                               10,634              2,300             30,806              5,194
  Depreciation & Amortization                             1,519              1,067              4,534              2,944
  Unrealized Loss on Firm Forward Contracts               1,776                495              8,819                801
  Taxes other than Income                                 1,068              1,374              3,392              3,462
                                                    -----------        -----------        -----------        -----------
      Total Operating Expenses                           21,704             15,355             70,342             37,251

Operating (Loss) Income                                  (4,785)               446            (23,730)            (3,896)

Other (Income) Deductions:
  Interest and Dividend Income                             (327)              (153)              (842)              (452)
  Decommissioning Cost Accretion                            908                816              2,724              2,449
  Decommissioning Trust Fund Income                        (371)              (166)            (1,004)              (455)
  Other Deductions (Income)                                  72                 69               (109)                84
                                                    -----------        -----------        -----------        -----------
      Total Other Deductions                                282                566                769              1,626

Loss Before Income Taxes                                 (5,067)              (120)           (24,499)            (5,522)

Income Taxes                                                  0                  0                  0                  0
                                                    -----------        -----------        -----------        -----------

Net Loss Before Minority Interest                        (5,067)              (120)           (24,499)            (5,522)

Less: Minority Interest in Loss of Subsidiary            (3,150)                 0             (8,951)                 0
                                                    -----------        -----------        -----------        -----------

Net Loss Before Cumulative Effect
  of Change in Accounting Principle                      (1,917)              (120)           (15,548)            (5,522)

Cumulative Effect of Change in
  Accounting Principle                                        0                  0                  0                159
                                                    -----------        -----------        -----------        -----------
Net Loss                                                 (1,917)              (120)           (15,548)            (5,363)

Other Comprehensive Income, Net of Tax
  Unrealized Gain (Loss) on Securities                      938               (240)               722               (610)
                                                    -----------        -----------        -----------        -----------
Comprehensive Loss                                  $      (979)       $      (360)       $   (14,826)       $    (5,973)
                                                    ===========        ===========        ===========        ===========
Weighted Average Shares Outstanding                   8,303,173          8,215,100          8,282,261          8,199,750
Basic and Diluted Loss Per Share                    $     (0.23)       $     (0.01)       $     (1.88)       $     (0.65)

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                     September 30, 2000   December 31, 1999
                                                         Unaudited            Audited
                                                        -----------         -----------
ASSETS
Current Assets:
  Cash & Cash Equivalents                               $    18,896         $     3,180
  Restricted Cash - Escrow                                    2,718               2,503
  Short-term Investments, at market                           3,811                 381
  Accounts Receivable                                         4,941               4,564
  Materials & Supplies, net                                   4,598               4,611
  Prepayments & Other Assets                                  5,337               3,162
                                                        -----------         -----------
      Total Current Assets                                   40,301              18,401

Property, Plant, & Equipment:
  Utility Plant Assets                                      122,168             121,043
  Non-Utility Plant Assets                                   11,890               3,203
                                                        -----------         -----------
      Total Property, Plant and Equipment                   134,058             124,246
  Less: Accumulated Depreciation                            (20,537)            (16,331)
                                                        -----------         -----------
  Net Utility Plant                                         113,521             107,915

  Nuclear Fuel                                               26,067              20,243
  Less: Accumulated Amortization                            (15,590)            (11,863)
                                                        -----------         -----------
      Net Nuclear Fuel                                       10,477               8,380

      Net Property, Plant & Equipment and Fuel              123,998             116,295

Other Assets:
  Decommissioning Trust Fund                                 27,463              24,483
  Deferred Debits & Other                                        14                   5
                                                        -----------         -----------
      Total Other Assets                                     27,477              24,488

TOTAL ASSETS                                            $   191,776         $   159,184
                                                        ===========         ===========

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                           September 30, 2000   December 31, 1999
                                                                Unaudited            Audited
                                                              -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                       $       8,439       $       2,413
  Unrealized Losses on Firm Forward Energy Contracts                  9,466                 647
  Miscellaneous Current Liabilities                                   4,029               3,663
                                                              -------------       -------------
          Total Current Liabilities                                  21,934               6,723

Operating Reserves:
  Decommissioning Liability                                          82,168              79,443
  Miscellaneous Other                                                   491                 545
                                                              -------------       -------------
          Total Operating Reserves                                   82,659              79,988

Other Liabilities & Deferred Credits                                  6,476               6,227

Minority Interest in Subsidiary                                      (5,868)                  0

Preferred Stock of Subsidiaries                                      34,433                   0

Commitments & Contingencies                                               0                   0

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,540,100 and
      8,457,800, respectively                                            85                  84
  Less: Treasury Stock - 225,800 shares at cost                      (1,629)             (1,629)
  Additional paid-in capital                                         93,018              92,295
  Cumulative Translation Adjustment                                      (3)                  0
  Accumulated Other Comprehensive Income                                719                  (3)
  Accumulated Deficit                                               (40,048)            (24,501)
                                                              -------------       -------------
          Total Stockholders' Equity                                 52,142              66,246

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     191,776       $     159,184
                                                              =============       =============

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                        Nine Months Ended September 30,
                                                                            2000               1999
                                                                        -----------        -----------
Net cash flow from operating activities:
    Net Loss                                                             $(15,548)          $ (5,363)
    Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
         Cumulative effect of change in accounting principle                    0               (159)
         Minority interest in loss of subsidiary                           (8,951)                 0
         Depreciation and amortization                                      4,533              2,944
         Amortization of nuclear fuel                                       3,726              2,840
         Unrealized loss on firm forward energy contracts                   8,819                801
         Decommissioning trust accretion                                    2,724              2,449
         Decommissioning trust interest                                    (1,004)              (455)
         Increase in accounts receivable                                     (378)              (789)
         Decrease in materials & supplies                                     148                106
         (Increase) decrease in prepaids and other assets                  (2,189)               622
         Increase in accounts payable                                       5,491              1,140
         Increase in taxes accrued                                            116                695
         Increase (decrease) in other accruals                                922             (1,045)
                                                                         --------           --------
Net cash (used in) provided by operating activities                        (1,591)             3,786

Net cash flows used in investing activities:
  Purchases of property and equipment                                      (9,811)            (3,475)
  Nuclear fuel additions                                                   (5,823)              (519)
  Payments to decommissioning fund                                         (1,323)            (1,272)
  Short term investments, net                                              (3,430)             4,961
                                                                         --------           --------
Net cash used in investing activities                                     (20,387)              (305)

Net cash provided by financing activities:
  Stock options exercised                                                     476                196
  Proceeds from issuance of Subsidiary stock                               37,438                  0
                                                                         --------           --------
Net cash provided by financing activities                                  37,914                196

Cumulative Translation Adjustment                                              (5)                 0

Net increase in cash and cash equivalents                                  15,931              3,677

Cash and cash equivalents, beginning of period                              5,683              2,559
                                                                         --------           --------
Cash and cash equivalents, end of period                                 $ 21,614           $  6,236
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

     The Company's majority-owned subsidiary, HoustonStreet Exchange, Inc. ("HoustonStreet"), developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy traders. HoustonStreet offers an online trading exchange that allows utilities, independent power producers and power marketers to trade electricity over the Internet in the United States and in parts of Europe. Currently, HoustonStreet also offers online trading exchanges for crude oil and refined products in the United States. HoustonStreet plans to develop and launch trading platforms for natural gas and other energy-related commodities. HoustonStreet is also exploring opportunities to license its trading platform for use in other non-energy business-to-business markets. HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast in July 1999 and expanded throughout the United States in September 1999. In May 2000, HoustonStreet launched web-based exchanges for the trading of crude oil and refined products in the United States.

     HoustonStreet's majority-owned subsidiary, HoustonStreet B.V., a Netherlands company, owns and operates HoustonStreet Exchange, Ltd. in London, Great Britain, headquarters for HoustonStreet's European operations. In September 2000, HoustonStreet launched its European operations for electricity trading. The Company is rolling out the platform in stages, having begun with Great Britain and Wales, the Netherlands, Switzerland, Austria and Germany. In addition to its sophisticated trading capabilities, HoustonStreet plans to offer other services through its portal and facilitate integration of HoustonStreet with trading companies' mid- and back-office systems to enable near real time risk management.

     The Company's two other subsidiaries, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), are electricity generation and trading companies. BayCorp wholly owns Great Bay and Little Bay, which in turn own a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). This ownership interest entitles the companies to approximately 174 megawatts ("MW") of the Seabrook Project's power output. Neither BayCorp nor its subsidiaries have operational responsibilities for the Seabrook Project. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets.

     Great Bay and Little Bay currently sell all but approximately 10 MW of their share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its generation from Seabrook, Great Bay may purchase power on the open market for resale to third parties.

     On October 12, 2000, BayCorp announced that it reached an agreement with Northeast Utilities ("NU") under which Great Bay and Little Bay will join with NU in the sale of their ownership interests in the Seabrook Project. NU has advised the Company that it expects to begin an auction to sell its interest in the Seabrook Project during the first half of 2001 with a closing expected in late 2001 or early 2002.

                             BAYCORP HOLDINGS, LTD.

By retaining its interest in the Seabrook Project in 2001, the Company expects to continue to generate operating revenues from its electricity generating business throughout 2001.

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

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. Accumulated Other Comprehensive Income and the current period charge are as follows:

                                   Three Month         Nine Month
                                    Unrealized         Unrealized
                                   Income (Loss)      Income (Loss)
                                   on Securities      on Securities

   Beginning Balance              $    (218,300)      $      (2,700)
   Current Period Charge                937,500             721,900
                                  -------------       -------------
   Ending Balance                 $     719,200       $     719,200
                                  =============       =============

     Great Bay has entered into certain firm forward sale and purchase commitments to help ensure stable cash flow, favorable prices and income, as well as capture any long-term increases in value. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 was effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires firm forward energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 have been reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 have not been restated. The cumulative effect of this accounting change as of January 1, 1999 was an increase in net income of approximately $159,000 to recognize gains on net open firm purchase and sales commitments considered to be trading activity. As of September 30, 2000, the Company had a net unrealized loss of approximately $9,465,600. The net change in unrealized loss on firm forward contracts for the third quarter ended September 30, 2000 was $1,775,500 and for the nine months ended September 30, 2000 was $8,818,600 and is included in the accompanying consolidated statements of income.

     Minority interest and preferred stock of subsidiaries consists of equity securities, issued by the Company's subsidiary, HoustonStreet and HoustonStreet's subsidiary HoustonStreet B.V. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned the majority of the voting equity of HoustonStreet both before and after the transactions. HoustonStreet Exchange, Inc. also owns the majority of the voting equity of HoustonStreet B.V.

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

     Because they both are EWG's, Great Bay and Little Bay are not subject to the jurisdiction of the SEC under PUHCA. In order to maintain their EWG status, Great Bay and Little Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay and Little Bay, their combined 15% joint ownership interest in the Seabrook Project comprises an "eligible facility."

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

                             BAYCORP HOLDINGS, LTD.

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

     During April 1999, the NDFC issued an order that adjusted the decommissioning collection period and funding levels based on the NDFC's opinion that the anticipated energy producing life of the Seabrook Project was twenty-five years from the time it went into commercial operation. This is eleven years earlier than the service life established by Seabrook's NRC operating license. The order also updated Seabrook's decommissioning estimate to $565 million (in 2000 dollars). Based on this estimate, the value of Great Bay and Little Bay's share of the decommissioning estimate in 2000 dollars is approximately $84.8 million.

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

     Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free interest rate. The proposed Statement requires the initial measurement of the liability to be

                             BAYCORP HOLDINGS, LTD.

based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the proposed Statement is adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 2000. Great Bay and Little Bay have not quantified the impact, if any, that the proposed Statement will have on their financial statements.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $759,800 as of September 30, 2000.

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

SALE OF OWNERSHIP IN SEABROOK NUCLEAR POWER PLANT

     In October 2000, BayCorp announced that it had reached an agreement with NU under which Great Bay and Little Bay will join with NU in the sale of their ownership interests in the Seabrook Project.

     Under the agreement, the two BayCorp subsidiaries will include their aggregate 15% ownership share, or approximately 174 megawatts, in the upcoming auction of NU's subsidiaries' shares of the plant, as called for under the settlement agreement reached in 1999 with the State of New Hampshire. NU is the largest owner of the Seabrook Project and NU's subsidiary, North Atlantic Energy Service Corporation ("NAESCO"), is the operator of the plant. Based on anticipated proceeds from the sale, the Company does not expect to incur a loss on this transaction.

     As part of its agreement with NU, Great Bay also agreed to withdraw its appeal of the restructuring agreement for deregulation in New Hampshire between NU and the State of New Hampshire. Great Bay's withdrawal of its appeal avoids a potential lengthy court battle and should help deregulation move forward expeditiously in New Hampshire.

     Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.19 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.19 million, NU will make up the difference below that amount on a dollar-for-dollar basis up to a maximum of $17.44 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. BayCorp estimates the sale of nuclear fuel and inventory to provide additional proceeds of approximately $10 million to $14 million. The agreement also limits any top-off amount required to be funded by BayCorp

                             BAYCORP HOLDINGS, LTD.

for decommissioning as part of the sale process at the amount required by NRC regulations. BayCorp estimates this potential exposure to be less than $10 million.

     NU has advised the Company that it expects to begin an auction to sell its interest in the Seabrook Project during the first half of 2001 with a closing expected in late 2001 or early 2002. Initiation of the auction depends upon both the NHPUC and the Connecticut Department of Public Utilities Control approving divestiture plans and NU's engaging a sales agent. As a result, BayCorp expects to sell its Seabrook power entitlement into the New England market for all of 2001.

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

     Also in February 2000, HoustonStreet announced plans to launch the first Web exchanges for wholesale crude oil and refined products trading. At that time, HoustonStreet entered into agreements with Equiva under which Equiva agreed to share its knowledge of the oil trading industry with HoustonStreet and to pay HoustonStreet at least $1.5 million over a two year period as minimum trading commissions generated through Equiva's use of HoustonStreet's crude and refined oil products trading exchange.

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

                             BAYCORP HOLDINGS, LTD.

As a result, BayCorp owned approximately 50.04% of HoustonStreet stock (on an as converted to common stock basis) as of September 30, 2000.

     In September 2000, HoustonStreet B.V., HoustonStreet's holding company for its European operations, sold $7.3 million of its Series A Preferred Stock to three European energy companies, Electrabel, RWE and Vattenfall. As a result, HoustonStreet owned approximately 86% of HoustonStreet B.V. stock (on an as converted to common stock basis) as of September 30, 2000.

ENRON RELATIONSHIP

     In July 2000, HoustonStreet signed a Memorandum of Understanding with EnronOnline. Under this arrangement, North American electricity and natural gas prices posted on EnronOnline will automatically be posted on HoustonStreet.com. After the software links are completed, traders will be able to act on the EnronOnline prices via either platform. In September 2000, HoustonStreet and Enron Net Works LLC entered into a Common Stock Purchase Agreement, under which HoustonStreet will issue HoustonStreet common stock in exchange for cash and certain contractual rights provided to HoustonStreet by Enron. The closing is subject to customary closing conditions. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. Consequently, the transaction has received the only necessary regulatory approval.

     As a result of the transaction, the Company will not have voting control of HoustonStreet after the closing of the transaction. The Company therefore expects to deconsolidate HoustonStreet during the fourth quarter of 2000 and expects a gain as a result of applying the equity method of accounting for HoustonStreet.

     The Company believes that the addition of EnronOnline pricing will correspond with the launch of HoustonStreet's natural gas platform, which is expected to occur in early 2001.

NOTE E - EQUITY

     BayCorp has never paid cash dividends on its common stock and currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

NOTE F - SEGMENT INFORMATION

     BayCorp is a holding company for Great Bay, Little Bay and HoustonStreet. The Company operates primarily in two segments, each of which is managed separately because each segment sells distinct products and services. Great Bay and Little Bay constitute the electricity generation and trading business segment, whose principal asset is a combined 15% joint ownership interest in the Seabrook Project and sell their combined power in the competitive wholesale power markets. HoustonStreet, the Internet-based energy trading and information business, operates a Web portal for trading wholesale electric power, crude oil and refined products and charges commissions for these energy products traded on its site, HoustonStreet.com.

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

                             BAYCORP HOLDINGS, LTD.

As of and for the
nine months ended       Great Bay and
September 30 ($000's)     Little Bay       HoustonStreet      Corporate     Eliminations         Total
-----------------------------------------------------------------------------------------------------------
2000
----
Revenues                        51,246               214          1,434            6,282            46,612
Depreciation
&
Amortization                     2,980             1,554              0                0             4,534
Operating Expenses              44,304            26,059          1,727            6,282            65,808
Interest Expense                    12                 0              0                0                12
Segment Net Income
(Loss)                           2,901           (18,201)       (18,449)          18,201           (15,548)
Total Assets                   184,990            22,569         57,203           72,987           191,776
Capital Expenditures             1,125             8,686              0                0             9,811
-----------------------------------------------------------------------------------------------------------
1999
----
Revenues                        33,350                 5          1,784            1,784            33,355
Depreciation  &
Amortization                     2,793               129             22                0             2,944
Operating Expenses              33,522             1,302          1,108            1,784            34,148
Interest Expense                    14                 0              0                0                14
Segment Net Income
(Loss)                          (4,603)           (1,426)           666                0            (5,363)
Total Assets                   135,907             1,894         66,212           66,096           137,917
Capital Expenditures             1,657             1,818              0                0             3,475

     HoustonStreet's majority owned subsidiary, HoustonStreet B.V., a holding company for HoustonStreet Exchange, Ltd., launched operations in Europe. As of September 30, 2000, HoustonStreet B.V. reported no revenues and had total assets of approximately $8,033,000.

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

     SFAS 133, as amended by SFAS 137 and 138, will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. A company may also implement SFAS 133 as of the beginning of

                             BAYCORP HOLDINGS, LTD.

any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company has established a schedule for implementation by January 1, 2001, as required by SFAS 133, as amended. As of September 30, 2000, the Company has taken an inventory of the majority of its contracts and for each of those contracts has considered the impact of SFAS 133 on such contracts. Based on such evaluation and work performed to date, SFAS 133, as amended, is not expected to have a material effect on the financial position or results of operations of the Company. The Company expects to continue accounting for certain firm forward sale and purchase commitments in accordance with EITF 98-10 by recording their fair value on the balance sheet, with the changes in fair value included in earnings.

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

RESULTS OF OPERATIONS: THIRD QUARTER OF FISCAL 2000 COMPARED TO THE THIRD QUARTER OF FISCAL 1999

Operating Revenues

     BayCorp's operating revenues increased by approximately $1,118,000, or 7.1%, to $16,919,000 in the third quarter of 2000 as compared to $15,801,000 in the third quarter of 1999. This increase in operating revenues was primarily attributable to an increase in average selling prices in the third quarter of 2000 as compared to the third quarter of 1999. During the three months ended September 30, 2000, the average sales price per kilowatt-hour ("kWh") (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 20.8% to 4.30 cents per kWh as compared with
3.56 cents per kWh for the three months ended September 30, 1999.

     Sales of electricity decreased by approximately 12% to 390,140,000 kWhs in the third quarter of 2000 as compared to 443,472,300 kWhs in the third quarter of 1999. During the third quarter of 2000, BayCorp's subsidiaries, Great Bay and Little Bay, owned a combined 15.03% joint ownership interest in the Seabrook Project, or approximately 174 megawatts of the Seabrook Project's power output. During the third quarter of 1999, Great Bay's ownership in the Seabrook Project was 12.13%, or approximately 140 megawatts. The capacity factor at the Seabrook Project for the third quarter of 2000 and the third quarter of 1999 was 100% of the rated capacity. Offsetting this increase in ownership was a decrease in the amount of power purchased for resale in the third quarter of 2000 as compared to the third quarter of 1999. During the third quarter of 1999, the Company purchased approximately 131,600 megawatt hours for resale as compared to approximately 6,382 megawatt hours purchased for resale in the third quarter of

                             BAYCORP HOLDINGS, LTD.

2000. In 1999, Great Bay entered into a 12-month agreement for 1999 to purchase 30 MWs of power monthly for resale.

     Substantially all of the Company's operating revenues for the three months ended September 30, 2000 and September 30, 1999 were earned by its wholesale electricity generation and trading business.

Expenses

     Production and Transmission expenses increased approximately $1,281,000, or 26.3%, to $6,146,000 in the third quarter of 2000 as compared to $4,865,000 in the third quarter of 1999. This increase was primarily attributable to the Company's increased ownership in the Seabrook Project, from 12.13% in the third quarter of 1999 to 15.03% in the third quarter of 2000. Administrative and general expenses increased approximately $8,334,000, or 362.3%, to $10,634,000 in the third quarter of 2000 as compared to $2,300,000 in the third quarter of 1999. This increase was primarily attributable to expenses associated with the continued development, operation and expansion of HoustonStreet. Also contributing to this increase were administrative and general expenses associated with BayCorp's increased ownership percentage in the Seabrook Project as discussed above. Depreciation and amortization increased approximately $452,000, or 42.4%, to $1,519,000 in the third quarter of 2000 as compared to $1,067,000 in the third quarter of 1999. The increase in depreciation expense was primarily due to depreciating the assets of HoustonStreet and Little Bay. Taxes other than income decreased approximately $306,000, or 22.3%, during the third quarter of 2000 as compared to the same period in 1999 primarily due to a reduction in the State Utility Property Tax assessed upon the Seabrook Project.

     In the third quarter of 2000, Great Bay recorded unrealized losses on forward firm energy contracts of $1,776,000 as compared to $495,000 in the third quarter of 1999. Power prices in the Northeast increased significantly in the third quarter of 2000 as compared to the third quarter of 1999. This enabled Great Bay to realize significantly higher selling prices for its uncommitted capacity in the third quarter of 2000 as compared to the third quarter of 1999, but resulted in a higher non-cash charge to earnings for unrealized losses on forward firm energy contracts.

     Decommissioning cost accretion increased $92,000, or 11.3%, and decommissioning trust fund income increased $205,000, or 123.5%, in the third quarter of 2000 as compared to the same period in 1999. These increases reflect the Company's increased ownership in the Seabrook Project in the third quarter of 2000 as compared to the third quarter of 1999. The accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Interest income increased approximately $174,000, or 113.7%, in the third quarter of 2000 as compared to the third quarter of 1999, reflecting earnings on higher cash balances in the third quarter of 2000 as compared to cash balances in the third quarter of 1999.

Minority Interest

     Minority interest in loss of subsidiary for the third quarter of 2000 was $3,150,000. Minority interest, based on common stock ownership in HoustonStreet, which does not give effect to preferred stock ownership in HoustonStreet, was approximately 34% as of September 30, 2000.

                             BAYCORP HOLDINGS, LTD.

Net Loss

     As a result of the above factors, during the third quarter of 2000, the Company recorded a net loss of $1,917,000, or approximately $0.23 per basic and diluted share, as compared to a net loss of approximately $120,000, or approximately $0.01 per basic and diluted share, during the third quarter of 1999. Excluding HoustonStreet expenses and the non-cash charge related to losses on forward firm energy contracts, BayCorp would have reported net income of $5,985,000 in the third quarter of 2000 as compared to $1,801,000 in the third quarter of 1999.

RESULTS OF OPERATIONS:
FIRST NINE MONTHS OF FISCAL 2000 COMPARED TO THE FIRST NINE MONTHS OF FISCAL
1999

Operating Revenues

     BayCorp's operating revenues increased by approximately $13,257,000, or 39.7%, to $46,612,000 in the first nine months of 2000 as compared to $33,355,000 in the first nine months of 1999. This increase in operating revenues was primarily attributable to an increase in megawatt-hours sold and in average selling prices in the first nine months of 2000 as compared to the first nine months of 1999. During the first nine months of 2000, BayCorp's subsidiaries, Great Bay and Little Bay, owned a combined 15.03% joint ownership interest in the Seabrook Project, or approximately 174 megawatts of the Seabrook Project's power output. During the first nine months of 1999, Great Bay's ownership in the Seabrook Project was 12.13%, or approximately 140 megawatts. The capacity factor at the Seabrook Project for the first nine months of 2000 was 97.5% of the rated capacity as compared to a capacity factor of 80.7% for the first nine months of 1999. Operating revenues and capacity factor were adversely impacted in the first nine months of 1999 by the scheduled refueling outage at the Seabrook Project that began on March 27, 1999; the Seabrook Project resumed full power on May 21, 1999. There was no refueling outage in the first nine months of 2000.

     Sales of electricity increased by approximately 15.5% to 1,203,967,000 kWhs in the first nine months of 2000 as compared to 1,042,550,800 kWhs in the first nine months of 1999. During the nine months ended September 30, 2000, the average sales price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 20.7% to 3.85 cents per kWh as compared with 3.19 cents per kWh for the nine months ended September 30, 1999.

     Substantially all of the Company's operating revenues were earned by its wholesale electricity generation and trading business in the nine month periods ending September 30, 2000 and September 30, 1999.

Expenses

     Production and Transmission expenses increased approximately $3,760,000, or 25.5%, to $18,489,000 in the first nine months of 2000 as compared to $14,729,00 in the first nine months of 1999. These increases were primarily attributable to the Company's increased ownership in the Seabrook Project, from 12.13% in the first nine months of 1999 to 15.03% in the first nine months of 2000. Administrative and general expenses increased approximately $25,612,000, or 493%, to $30,806,000 in the first nine months of 2000 compared to $5,194,000 in the first nine months of 1999. This increase was primarily attributable to expenses associated with the continued development, operation and expansion of HoustonStreet. Also contributing to this increase were administrative and general expenses associated with BayCorp's increased ownership percentage in the Seabrook Project discussed above. Depreciation

                             BAYCORP HOLDINGS, LTD.

and amortization increased approximately $1,590,000, or 54%, to $4,534,000 in the first nine months of 2000 as compared to $2,944,000 in the first nine months of 1999. The increase in depreciation expense was primarily due to depreciating the assets of HoustonStreet and Little Bay.

     In the first nine months of 2000, Great Bay recorded unrealized losses on forward firm energy contracts of $8,819,000 compared to unrealized losses on forward firm energy contracts of $801,000 in the first nine months of 1999. Power prices in the Northeast increased significantly in the first nine months of 2000 as compared to the first nine months of 1999. This enabled Great Bay to realize significantly higher selling prices for its uncommitted capacity in the first nine months of 2000 as compared to the first nine months of 1999, but resulted in a higher non-cash charge to earnings for unrealized losses on forward firm energy contracts.

     Decommissioning cost accretion increased $275,000, or 11.2%, and decommissioning trust fund income increased $549,000, or 120%, in the first nine months of 2000 as compared to the same period in 1999. These increases reflect the Company's increased ownership in the Seabrook Project in the first nine months of 2000 as compared to the same period in 1999. Interest income increased approximately $390,000, or 86.3%, in the first nine months of 2000 as compared to the same period in 1999, reflecting earnings on higher cash balances in the first nine months of 2000 as compared to cash balances in the first nine months of 1999. The increase in cash balances during the first nine months of 2000 was primarily attributable to the receipt by HoustonStreet of approximately $37,438,000 from investors in HoustonStreet and HoustonStreet B.V. and to the increased positive cash flow generated by the Company's wholesale generating business.

Minority Interest

     Minority interest in loss of subsidiary for the first nine months of 2000 was $8,951,000. Minority interest, based on common stock ownership in HoustonStreet, which does not give effect to preferred stock ownership in HoustonStreet, was approximately 34% as of September 30, 2000.

Net Loss

     As a result of the above factors, for the first nine months of 2000, the Company recorded a net loss of $15,548,000, or approximately $1.88 per basic and diluted share, as compared to a net loss of approximately $5,363,000, or $0.65 per basic and diluted share, during the first nine months of 1999. Excluding HoustonStreet expenses and the non-cash charge related to losses on forward firm energy contracts, BayCorp would have reported net income of approximately $11,472,000 for the first nine months of 2000 as compared to a net loss of approximately $3,295,000 for the first nine months of 1999.

Liquidity and Capital Resources

     As of September 30, 2000, BayCorp's consolidated cash position was approximately $25,425,000 in cash and equivalents, restricted cash and short-term investments. A significant factor affecting BayCorp's consolidated cash position during the first nine months of 2000 was the receipt of approximately $37,438,000 in cash by HoustonStreet from investors in HoustonStreet and HoustonStreet B.V. Excluding cash held by HoustonStreet, the Company had cash and cash equivalents, restricted cash and short-term investments of approximately $13,348,000 at September 30, 2000. As of September 30, 2000, Great Bay had provided approximately $4,000,000 in Letters of Credit to its customers as financial support for power sales and purchases.

                             BAYCORP HOLDINGS, LTD.

     BayCorp's wholesale electricity generation and trading business, Great Bay and Little Bay, generated approximately $10,500,000 in cash during the first nine months of 2000. In addition, during the first nine months of 2000, BayCorp received approximately $4,000,000 from HoustonStreet in early 2000 for settlement of a 1999 intercompany loan and in September 2000, BayCorp loaned $7,000,000 to HoustonStreet.

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

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. The Company incurs losses during outage periods due to the loss of operating revenues and due to the additional costs associated with outages as well as continuing operating and maintenance expenses and depreciation. A scheduled refueling outage at the Seabrook plant began on October 20, 2000 and was expected to last until November 21, 2000. There was an unplanned extension to this refueling outage due to problems with the plant's back-up diesel generators; the plant is expected to resume power on December 10, 2000. The Company expects that its portion of refueling outage and maintenance expenses will be approximately $5,000,000.

     BayCorp's subsidiary, HoustonStreet, began charging commissions for its services in September 1999. The cash generated from commission revenues earned on HoustonStreet.com have been significantly less than the HoustonStreet's ongoing cash requirements. The Company expects that HoustonStreet expenses and capital expenditures will substantially exceed HoustonStreet's revenues while HoustonStreet is in the early stages of development, operation and expansion and that HoustonStreet will incur additional cash deficits. The Company intends to cover such deficits during the early stages of development, operation and expansion at HoustonStreet with invested capital. As of September 30, 2000, HoustonStreet had received approximately $37,438,000 in cash from investors in HoustonStreet and HoustonStreet B.V. The Company anticipates that HoustonStreet will raise additional funds through the sale of equity that will cause the Company's ownership interest to decline. BayCorp loaned $7,000,000 to HoustonStreet in September 2000.

     BayCorp's consolidated cash and equivalents, restricted cash and short-term investments increased approximately $19,360,000 during the first nine months of 2000. The Company had a consolidated net loss of approximately $15,548,000 and a minority interest in loss of subsidiary of $8,951,000. The Company used cash of approximately $9,811,000 for capital expenditures, $5,823,000 for nuclear fuel additions and $1,323,000 for decommissioning fund payments. In addition, during the first nine months of 2000, there was an increase in prepaids and other assets of approximately $2,189,000 primarily due to the timing of payments to Seabrook for operating expenses. Offsetting these cash expenditures were non-cash charges to income of approximately $4,533,000 for depreciation, $3,726,000 for nuclear fuel amortization, $8,819,000 for unrealized losses on firm energy trading contracts and $2,724,000 for decommissioning trust fund accretion. Accounts payable also increased approximately $5,491,000 primarily due to HoustonStreet operations.

     The Company anticipates that capital expenditures for HoustonStreet for the fiscal year 2000 will total approximately $10,000,000 primarily for software construction. HoustonStreet plans to raise funds

                             BAYCORP HOLDINGS, LTD.

for these expenditures in part through a private placement of preferred stock. Great Bay and Little Bay anticipate that their share of the Seabrook Project's capital expenditures for the 2000 fiscal year will total approximately $8,400,000 for nuclear fuel and various capital projects.

     The statements in this Quarterly Report on Form 10-Q relating to the Company's future plans for marketing, new products and alliances and future growth and operating results, including but not limited to statements regarding the sale of its interests in the Seabrook Nuclear Power Project and the memorandum of understanding with EnronOnline, are forward-looking statements. There are a number of important factors that could cause actual results to differ materially from those suggested or indicated by such forward-looking statements, including without limitation, that (i) BayCorp may be unable to obtain, and meet conditions imposed for, state and federal governmental approvals for the sale of its ownership interest in the Seabrook Nuclear Power Plant, (ii) BayCorp may be unable to obtain stockholder approval of the sale of its ownership interest in the Seabrook Nuclear Power Plant, (iii) costs related to the sale may exceed the Company's expectation, (iv) HoustonStreet's European operations may be unsuccessful, (v) HoustonStreet may be unable to negotiate a definitive agreement with EnronOnline, (vi) the Seabrook Nuclear Power Plant may operate at lower capacity than historical levels, (vii) decommissioning or other expenses associated with ownership of 15% of the Seabrook Nuclear Power Plant may be materially higher than anticipated, (viii) the price of electricity in the New England wholesale power market cannot be predicted, (ix) energy traders may be unwilling or unable to use Internet-based energy trading systems, including HoustonStreet.com, (x) HoustonStreet.com may not be able to operate profitably, (xi) HoustonStreet.com may be unable to secure additional financing,
(xii) technological or systems outages could occur on the HoustonStreet.com site, (xiii) competitors to HoustonStreet.com with greater financial, marketing or other resources could emerge, (xiv) HoustonStreet.com's performance is contingent upon successful completion of design, implementation and improvement to the electricity, crude, refined products and natural gas sites, and (xv) general economic and/or industry-specific conditions and the other factors described in BayCorp's Annual Report on Form 10-K for the year ended December 31, 1999, and its most recent quarterly reports filed with the SEC. HoustonStreet.com is a registered service mark of HoustonStreet Exchange.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                             BAYCORP HOLDINGS, LTD.

(b) There were no reports on Form 8-K submitted for the three months ended September 30, 2000.

          The Company filed a Current Report on Form 8-K on October 16, 2000 that described an agreement among BayCorp, Great Bay, Little Bay and NU to sell Great Bay and Little Bay's interest in the Seabrook Project in an auction together with NU.

                             BAYCORP HOLDINGS, LTD.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BAYCORP HOLDINGS, LTD.


November 14, 2000                  By:  /s/ Frank W. Getman Jr.
                                       -----------------------------------------
                                       Frank W. Getman Jr.
                                       President and Chief Executive Officer
                                       (Principal executive officer, principal
                                       financial officer and principal
                                       accounting officer)

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