Form 10-K
period 2000-12-31
BAYCORP HOLDINGS LTD
filed 2001-03-30
CIK 1012127

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12527

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  02-0488443
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   222 INTERNATIONAL DRIVE, SUITE 125
        PORTSMOUTH, NEW HAMPSHIRE                         03801-6819
(Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 431-6600
                            ------------------------

    20 INTERNATIONAL DRIVE, SUITE 301
        PORTSMOUTH, NEW HAMPSHIRE                         03801-6809
 (Former address of principal executive                (Former Zip Code)
                 offices)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X     No ____

    Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

    As of March 21, 2001, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $27,872,179 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of the close of business on March 21, 2001. There were 8,519,316 shares of Common Stock outstanding as of March 21, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                             PART OF FORM 10-K
                  DOCUMENT                                INTO WHICH INCORPORATED
                  --------                                -----------------------
Portions of the Registrant's Proxy Statement               Items 10, 11, 12 & 13
for the 2001 Annual Meeting of Shareholders                     of Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp has two wholly-owned subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). In addition, BayCorp owns a 45.9% equity interest in HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based energy trading and information business.

     Great Bay and Little Bay's principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). This ownership interest entitles the companies to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets.

     Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sells its power, including its share of the electricity output of the Seabrook Project, in the wholesale electricity market, primarily in the Northeast United States. Little Bay sells its power solely to Great Bay under an intercompany agreement. Neither BayCorp nor its subsidiaries has operational responsibilities for the Seabrook Project. Great Bay currently sells all but approximately 10 MWs of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its owned generation, Great Bay purchases power on the open market for resale to third parties.

     In November 1999, Little Bay purchased an additional 2.9% interest in the Seabrook Project from Montaup Electric Company ("Montaup"), a subsidiary of Eastern Utilities Associates ("EUA"), for a purchase price of $3.2 million, plus approximately $1.7 million for certain prepaid items, primarily nuclear fuel and capital expenditures. In addition, Montaup prefunded the decommissioning liability associated with Little Bay's 2.9% share of Seabrook by transferring approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Project decommissioning expenses.

     HoustonStreet was incorporated in Delaware in 1999. HoustonStreet developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy-related commodities. Currently, HoustonStreet offers online trading exchanges for electricity, crude oil and refined products in the United States and exchanges for electricity in Europe. HoustonStreet plans to develop and launch trading platforms for natural gas and other energy-related commodities and is also exploring additional opportunities in the European and Asian markets.

     HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast in July 1999 and nationwide in September 1999. In May 2000, HoustonStreet launched exchanges for crude oil, refined products, and a new electricity platform (SpeedWay) dedicated to standard products trading. In September 2000, HoustonStreet launched an exchange for electricity in Europe with trading floors for the United Kingdom, Germany, Belgium, Switzerland, Austria and the Netherlands.

     As of February 2001, over 200 trading companies and over 1,200 individual traders have registered on HoustonStreet. Nine of the top ten U.S. electricity trading companies and all of the top ten international oil trading companies have registered on the Web site. As of February 7, 2001, over $2.0 billion had been transacted on HoustonStreet's oil platforms since their launch in May 2000.

     HoustonStreet is also pursuing opportunities that extend beyond the trading platform, including the integration of trading data with customer mid-and back-office applications and facilitating how companies perform the wide range of activities that precede and follow wholesale energy transactions. HoustonStreet is currently developing applications to integrate customers' trading data and has two pilot programs underway for implementation in the second quarter of 2001. HoustonStreet is currently piloting its integration system with Williams Energy.

     HoustonStreet maintains strategic relationships with Equiva Trading Company, Williams Energy, Conoco, Inc., Vivendi S.A., Bowstreet, Enron Net Works, LLC, RWE Trading GmbH, Vattenfall AB, Electrabel, N.V. and others in order to facilitate the development of various energy-related commodity trading platforms. HoustonStreet expects to continue to enter into similar strategic relationships to facilitate expansion into other energy-related trading markets.

RECENT DEVELOPMENTS

  Wholesale Electricity Generation and Trading Business

     On October 10, 2000, the Company reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the upcoming auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations. The auction is expected to begin in the second quarter of 2001 with a closing expected in the first half of 2002.

     On February 6, 2001, Great Bay executed a Purchased Power Agreement with Select Energy ("Select") whereby Great Bay will sell 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. The term of this agreement is April 1, 2001 through December 31, 2001. Delivery of power from either company is contingent on the Seabrook and Millstone units operating at certain capacity. See "-- Wholesale Electricity and Trading Business -- Purchased Power Agreements."

     Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 5, 2001, the Seabrook Project began experiencing interruptions of the connections to the transmission system due to icing from a severe winter storm that resulted in the plant automatically tripping offline. During this shutdown, a problem was identified with the steam-driven emergency feedwater pump and plant chemistry personnel detected the presence of chlorides in the condenser hotwells, indicating leakage of seawater into the condenser. Repair of the emergency feedwater pump was completed allowing the plant to return on-line on March 15, 2001. Power was limited to approximately 70% while plant personnel continued to repair the condenser leakage. On March 19, 2001, plant operators identified a problem with the main turbine valve control system requiring that the plant be taken off-line. After repairs were completed, the plant was placed on-line on March 22, 2001 and power was increased to approximately 70%. The plant reached full power on March 25, 2001.

  Internet-based Energy Trading and Information Business

     As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method.

     On March 22, 2001, HoustonStreet received commitments to receive up to approximately $3.9 million in additional funding, including $900,000 from BayCorp. Although HoustonStreet has received some of the funding, until the closing of the financing, there can be no assurance that HoustonStreet will receive the balance of the committed funds. This financing involves the sale by HoustonStreet of senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units."

     In March 2001, BayCorp entered into discussion with HoustonStreet involving the conversion of BayCorp's $7.0 million loan made in September 2000, together with approximately $1.0 million in accrued interest and penalties on the note and past due management fees, into approximately $8.0 million of HoustonStreet Series C Units. There can be no assurance that this proposed refinancing will be successfully completed. The loan, accrued interest and receivables from HoustonStreet had been written down to zero at December 31, 2000, and as such, the conversion of these amounts will have no accounting impact.

WHOLESALE ELECTRICITY GENERATION AND TRADING BUSINESS

     BayCorp's principal wholesale electricity generation and trading assets are its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consists of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay has operational responsibility for the Seabrook Project. Great Bay is a party to one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. Great Bay has also entered into a one-year contract, as of November 19, 1999, with Little Bay to purchase all of the output from the portion of Seabrook owned by Little Bay. This contract was renewed on November 20, 2000. See "-- Purchased Power Agreements." Great Bay's business strategy is to utilize unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project.

     Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during Seabrook unscheduled outages, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay may have to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintains insurance to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. This insurance, provided by ACE USA (formerly CIGNA), currently provides Great Bay up to $18.6 million of coverage through May 2002.

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

     Seabrook Unit 1 is a 1,150-MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000-foot-long intake tunnel and returned through a 16,500-foot-long discharge tunnel. The station has a remaining expected license life of 25 years. As noted above, Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Participants received from the NRC a full power operating license that authorizes operation of Seabrook

Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. Management believes that Seabrook Unit 1 is in good condition.

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

     The Participants are considering additional plans regarding disposition of Seabrook Unit 2, but such plans have not yet been finalized and approved. Great Bay and Little Bay are unable to estimate the costs for which they will be responsible in connection with the disposition of Seabrook Unit 2. Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition are not included in the amounts collected for the decommissioning of Unit 1 and the common facilities. Great Bay and Little Bay currently pay their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components.

  Joint Ownership of Seabrook

     Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Ownership interests in the Seabrook Project are several and not joint, and each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay and Little Bay's combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by NU and its affiliates and the 17.5% interest held by The United Illuminating Company.

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

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed by certain of the Participants on June 29, 1992, is North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of NU. NU, in conjunction with certain of its affiliates, holds the largest joint ownership interest in the Seabrook

Project, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by a majority vote of its members, although any action of the Executive Committee may be modified by a vote of 51% of the ownership interests. Frank W. Getman Jr., the Company's President and Chief Executive Officer, is currently a member of the Executive Committee. Anthony Callendrello, the Company's Chief Operating Officer, is a member of the Audit Committee and is Vice Chairperson of the Budget Subcommittee and Non-Operating Participants Committee. Under the JOA, the managing agent of the Seabrook Project may be removed and a new managing agent appointed by a 51% interest of the Participants.

  Marketing and Customers

     Great Bay currently sells most of its power in the Northeast United States in the short-term wholesale power market. Great Bay does not currently depend on any single customer because many utilities and marketers are willing to buy Great Bay's share of electricity from the Seabrook Project at substantially the same price. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. The Company utilizes unit contingent and firm forward sale contracts to maximize the value of the uncommitted portion of its 174 megawatt power supply from the Seabrook Project.

     During 2000, sales by Great Bay to Enron Power Marketing Inc., Aquila Power Corporation, Select Energy Inc. and Central Vermont Public Service accounted for 17%, 15%, 14% and 13% respectively, of total operating revenues. Sales by Little Bay to Great Bay represent 100% of its operating revenues.

  Purchased Power Agreements

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power Corporation ("UNITIL") that provides for Great Bay to sell to UNITIL approximately 10 MW of power. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is 5.38 cents per kilowatt-hour ("kWh"). The price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement was front-end loaded whereby UNITIL paid higher prices, on an inflation-adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL in the early years of the UNITIL Purchased Power Agreement is quantified in a "Balance Account" which increased annually to a total of $4.1 million in July 1998, and now decreases annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL.

     To secure the obligations of Great Bay under the UNITIL Purchased Power Agreement, including the obligation to repay UNITIL the amount in the Balance Account, the UNITIL Purchased Power Agreement grants UNITIL a mortgage on Great Bay's interest in the Seabrook Project. This mortgage may be subordinated to first mortgage financing of up to a maximum amount of $80,000,000. The UNITIL Purchased Power Agreement further provides that UNITIL's mortgage will rank pari passu with other mortgages that may hereafter be granted by Great Bay to other purchasers of power from Great Bay to secure similar obligations, provided that
(i) the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest may not exceed $80,000,000, and (ii) the combined total of all second mortgages on the Seabrook Interest may not exceed the sum of (a) $80,000,000 less the total amount of Great Bay's debt then outstanding which is secured by a first mortgage plus (b) $57,000,000.

     Great Bay originally entered into a power sales agreement, dated as of November 19, 1999, with Little Bay. Great Bay and Little Bay renewed this agreement on November 20, 2000 for a one-year term ending November 19, 2001. Under the terms of the agreement, Little Bay sells at cost, and Great Bay purchases, all of the output of the portion of Seabrook owned by Little Bay. This agreement is a unit power sale agreement. Accordingly, when all or part of Little Bay's interest in Seabrook is not producing, the obligation of Little Bay to sell (and of Great Bay to purchase) is proportionately eliminated. The agreement can be terminated at any time by mutual consent of the parties, after any notice required by law.

     On February 6, 2001, Great Bay executed a Purchase Power Agreement with Select whereby Great Bay will sell 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. Millstone is a nuclear power plant located in Connecticut. The term of this agreement is April 1, 2001 through December 31, 2001. Delivery of power from either company is contingent on each of the units operating at certain capacity.

     As part of the agreement, Select made a prepayment of $3.7 million to Great Bay in February 2001 and a second prepayment of $3.3 million is required in March 2001. Great Bay is compensating Select for the prepayments by (i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and (ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment has been repaid. In order to collateralize the transaction, Great Bay and Little Bay have each provided Select with a mortgage lien and security interest in their respective interests in the Seabrook Project. Once Great Bay has repaid Select, the mortgage liens and security interests will be released and there will be no price differential in exchanging power throughout the remaining terms of the agreement.

  Competition

     Great Bay sells its share of Seabrook electricity into the wholesale electricity market in the Northeast United States. There are a large number of suppliers to this market and a surplus of capacity, resulting in competition. A source of competition comes from traditional utilities, some of which presently have excess capacity. In addition, non-utility wholesale generators of electricity, such as independent power producers ("IPPs"), Qualifying Facilities ("QFs") and EWGs, as well as power marketers and brokers, actively sell electricity in this market.

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

     New England's independent system operator, ISO New England, Inc. ("ISO-NE"), was established in July 1997 and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. ISO-NE performs these functions under a services contract with NEPOOL. ISO-NE administers a bid-based wholesale market system in New England that is designed to provide a competitive and efficient generation market through an hourly clearing price mechanism.

  NERTO

     On January 16, 2001, in response to Federal Energy Regulatory Commission ("FERC") Order No. 2000, ISO-NE and six companies owning transmission facilities in New England filed a joint petition for a declaratory order to form the New England Regional Transmission Organization ("NERTO"). Under the plan submitted to FERC, ISO-NE, Bangor Hydro-Electric Company, Central Maine Power Company,

National Grid USA, Northeast Utilities Service Company, The United Illuminating Company and Vermont Electric Power Company, Inc. proposed a Regional Transmission Organization ("RTO") consisting of two entities working in concert:
(1) a new independent transmission company, Northeast Independent Transmission Company, LLC ("NE ITC") and (2) an independent system operator. Like ISO-NE, the NE ITC will be subject to FERC regulations.

     FERC Order No. 2000, issued in December 1999, anticipated that transmission owners and operators would develop and join RTOs on a voluntary basis. Order No. 2000 is premised on obtaining public benefits through competition and the effective and reliable operation of a region's transmission system including the upgrading of existing facilities and the development of new transmission facilities.

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

  Nuclear Related Insurance

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.5 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9.3 billion, based on the approximately 106 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $88.1 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.4 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay and Little Bay would be obligated to pay their ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay and Little Bay estimate their maximum liability per incident currently would be an aggregate amount of approximately $13.2 million per accident, with a maximum annual assessment of about $1.5 million per incident, per year.

     Great Bay and Little Bay also independently purchase business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from April 1, 2000 until April 1, 2001 and a renewal policy has been signed which will be in effect from April 1, 2001 until April 1, 2002. The policy provides for the payment of a fixed weekly loss amount of $670,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay and Little Bay is a total of $90.6 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $469,335 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

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

  Nuclear Waste Disposal

     Costs associated with nuclear plant operations include amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The Nuclear Waste Policy Act of 1982 (the "NWPA") requires the United States Department of Energy (the "DOE"), subject to various contingencies, to design, license, construct and operate a permanent repository for high level radioactive waste and spent nuclear fuel, which are collectively referred to as "high-level waste."

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high-level waste beginning no later than January 31, 1998. However, the DOE has announced that its first high-level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high-level waste disposal obligations and ruled that plant operators are entitled to money damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO's case against the DOE is still pending.

     In March 2000, Congress passed amendments to the NWPA that would require the DOE to begin accepting nuclear waste shipments at a Nevada site in 2007. However, former President Clinton vetoed this legislation and Congress did not override Mr. Clinton's veto. Until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts, nuclear plants such as Seabrook must retain high-level waste on-site or make other storage provisions.

     NAESCO, the managing agent of the Seabrook Project, has advised the Company that the Seabrook Project's on-site storage capacity for low-level waste ("LLW") is expected to be sufficient to meet the project's storage requirements through 2006. In addition, NAESCO advises that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2010.

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

     The Seabrook Project ships certain LLW to privately owned facilities in Tennessee and Utah. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by these facilities is currently stored on-site at the Seabrook facility.

  Decommissioning

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Changes in NRC requirements or technology can increase estimated decommissioning costs.

     Great Bay and Little Bay are responsible for their pro rata share of the decommissioning and cancellation costs for Seabrook. Great Bay pays its share of decommissioning funding on a monthly basis. Little Bay's share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses.

     The Seabrook decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule.

     In January 2001, the NDFC issued an Order relating to proceeding NDFC Docket 2000-1, the comprehensive update of Seabrook Unit #1 Decommissioning Fund. For funding purposes, this Order reflects decommissioning beginning in 2015, shortening the funding period, which commenced in 1990, from 36 to 25 years. Great Bay began funding at an accelerated rate in 1998 in response to New Hampshire legislation, and as such, the accelerated funding required by this Order is not expected to have a material impact on Great Bay. Great Bay's 2000 decommissioning payments totaled approximately $1.8 million.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of approximately $338,100 as of December 31, 2000.

     Although the owners of the Seabrook Project are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

     In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the staff of the NRC notified Great Bay in July 1998 of the staff's determination that Great Bay complied with the decommissioning funding assurance requirements under NRC regulations.

     In response to the obligations imposed on the other Joint Owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $2.6 million in 2001 and escalate at 4% each year thereafter through 2015.

     The current estimated cost to decommission the Seabrook Project (based on the NDFC Docket 2000-1, as updated by NDFC Order No. 5 in January 2001) is approximately $609.4 million in 2001 dollars, assuming (for decommissioning funding purposes) a remaining 14-year life for the facility and a future cost escalation rate of 4.0%. Based on this estimate, the value of Great Bay and Little Bay's 15% share of this liability is approximately $91.6 million in 2001 dollars.

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

     The EPA issued a National Pollutant Discharge Elimination System ("NPDES") permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. A renewal application was filed in April 1998 and supplemented in August and September of 1998 and in September 1999. NAESCO has advised Great Bay that the Seabrook Station's initial five-year NPDES permit will remain effective during the renewal process.

     On July 26, 1999, the New Hampshire Department of Environmental Services issued a renewal of NAESCO permits to operate two auxiliary boilers, two emergency diesel generators and other smaller units in accordance with New Hampshire Revised Statutes Annotated Chapter 125-C. These permits prescribe limits of the emission of air pollutants into the ambient air as well as record keeping and other reporting criteria. Because the liabilities of the Participants under the JOA are several and not joint, in the event that NAESCO violates the emissions limits contained in its permits, if at all, Great Bay and Little Bay will be liable for their pro rata share of any costs and liabilities assessed for the emissions violations.

     In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, in addition to being subject to NRC regulations, the Seabrook Project is subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the United States Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standard has been stayed as applied to nuclear generating units. Environmental regulation of the Seabrook Project may result in material increases in capital and operating costs, delays or cancellation of construction of planned improvements, or modification or termination of operation of existing facilities. Management believes that Great Bay and Little Bay are in compliance in all material respects with applicable EPA, NRC and other regulations relating to pollution caused by nuclear generating facilities.

INTERNET-BASED ENERGY TRADING AND INFORMATION BUSINESS

  Introduction

     BayCorp owns a 45.9% equity interest in HoustonStreet, which developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy-related commodity traders. Currently, HoustonStreet offers online energy-related commodity trading exchanges that allow traders to trade electricity, crude oil and refined products for the United States markets over the Internet. HoustonStreet plans to develop and launch trading platforms for natural gas and other energy-related commodities for the United States markets.

     HoustonStreet also is exploring opportunities to develop similar energy-related commodity exchanges in both European and Asian markets. In September 2000, HoustonStreet launched an electricity trading platform in the United Kingdom, Germany, Belgium, Switzerland, Austria and the Netherlands through its newly-formed and wholly-owned subsidiary, HoustonStreet B.V. On September 15, 2000, HoustonStreet B.V. entered into an agreement with RWE Trading GmbH, a German private limited liability company, Vattenfall AB, a Swedish public company, and Electrabel, N.V., a Belgian public limited liability company, pursuant to which RWE Trading, Vattenfall and Electrabel use HoustonStreet B.V.'s platform for energy trading activities. There can be no assurance that these relationships will be successful. HoustonStreet plans to enter other European markets in electricity and other energy-related commodities.

     HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast on July 8, 1999 and achieved first mover position in the online market for electricity trading. On September 13, 1999, HoustonStreet launched electricity trading throughout the United States, four months ahead of schedule. HoustonStreet launched its crude oil and refined products trading platforms on May 18, 2000 and its new electricity trading platform, SpeedWay, on May 22, 2000.

     As of February 2001, over 200 companies and over 1,200 individual traders have registered on HoustonStreet. Nine of the top ten U.S. electricity trading companies and all of the top ten international oil trading companies have registered on the Web site. As of February 7, 2001, over $2.0 billion had been transacted on HoustonStreet's oil platform since its launch in May 2000.

     HoustonStreet is also pursuing opportunities that extend beyond the wholesale trading platform in its efforts to become "how energy companies do business." HoustonStreet intends to leverage its open architecture in order to integrate trade information with its customers' mid- and back-office applications.

Through its energy portal, HoustonStreet plans to offer a suite of value-added offerings that help energy companies become more efficient and trade on real-time information.

  Industry Background

     Today, almost all electricity, crude oil, refined products and approximately half of all natural gas trading is conducted by telephone. As online exchanges develop and provide more accurate and comprehensive real-time information and faster execution of trades, HoustonStreet's management believes that energy traders will increasingly adopt the online trading method. In addition, HoustonStreet's management believes that trading companies facing increased competition and lower profit margins will utilize online trading technology to realize cost savings and efficiencies. Moreover, HoustonStreet's management believes that virtually all wholesale energy traders use the Internet for certain aspects of their business, including scheduling, interfacing with various regulatory bodies and accessing information from power pools, such as ISO New England and PJM ISO. Since traders already use the Internet for other business activities, HoustonStreet's management believes that traders will also use the Internet for trading.

     State of Wholesale Electricity Market. The electricity market in the United States can be divided into two categories based on the electricity producing entity. The first type of producer, the vertically integrated utility, generates power and sells it directly to its end users. The second type of producer, the independent power producer, generates electricity and sells it on a wholesale basis. Utilities and independent power producers trade wholesale electricity. Wholesale electricity can be traded multiple times, as traders routinely buy and sell power to accommodate varying delivery point and delivery time requirements.

     In addition to utilities and independent power producers, electricity is traded by power marketers. Power marketers are non-regulated companies that buy and sell wholesale electricity at market prices. Although power marketers traditionally do not own electrical generation, transmission or distribution assets, they are in some instances affiliated with enterprises that own such assets.

     Wholesale trading of electricity in the United States totaled approximately $85 billion in 1999, representing over 3.5 billion-megawatt hours. According to Power Markets Week, power marketer sales alone reached 2.7 billion megawatt hours in 1999.

     Electricity Trading and Deregulation. With the onset of electric utility deregulation in the United States, the wholesale power trading market has grown and changed significantly. Historically, electric utilities traded power among themselves primarily on a "real time" (electric power for the next hour) and "day ahead" (today for tomorrow) basis. Forward transactions (beyond the next day) were less common. With vertically integrated utilities, the need for wholesale trading is mainly driven by plant outages and maintenance. Traditional regulated utilities priced transactions based on cost and rate of return rather than market dynamics.

     There are two primary factors driving the change and growth of the wholesale power trading market in the United States - the breakup of the vertically integrated model and the introduction of non-rate of return regulated participants. The break up of vertically integrated organizations has increased the need for the resulting organizations to engage in wholesale transactions. When utilities were vertically integrated, captive generation was used to serve captive load and transactions were used to fill in mismatches between the two. Unaffiliated load-serving and generation entities must purchase and sell power to conduct their ongoing businesses.

     Twelve states have completed electric utility deregulation as of October 2000. These states represent approximately 29% of the United States' electricity consumption. In addition, 12 other states have enacted restructuring legislation to date. These states represent an additional approximately 25% of the United States' electricity consumption. HoustonStreet's management believes that the ongoing deregulation process will continue and thereby generate a substantially larger market for trading on HoustonStreet.com.

     Trading Versus Consumption Volume. Commodity energy products typically trade multiple times prior to consumption. For example, a given cubic foot of natural gas trades approximately eight times before consumption, based on data available from the United States DOE and the New York Mercantile Exchange.

Electricity trading is in its early stages of development, with a trading to consumption multiple of less than one. Based on United States Department of Energy statistics, the production of electricity in 1998 constituted an approximate $80 billion market with a corresponding trading market of $70 billion. HoustonStreet's management believes that this multiple will increase as electricity trading matures, offering HoustonStreet a significant opportunity for growth. Principally as a result of deregulation of the electric utility industry and divestiture of electricity generating assets, management believes that electricity promises to be one of the largest traded commodities in the United States.

  Technology

     HoustonStreet's modular and scalable architecture is designed to accommodate enhancements, additional capacity and future expansion into other markets. HoustonStreet has developed an e-commerce solution designed to integrate energy trading with companies' mid- and back-office systems, streamlining internal trading processes and providing cost savings and efficiencies. An example of this scalability is an application developed by HoustonStreet, which enables traders to capture details of all of their trades, even those conducted off the HoustonStreet platforms. The integration capability provides the potential for trading information to be passed directly into the company's mid- and back-office systems thereby eliminating manual effort, reducing errors and facilitating real-time risk management.

  Sources of Revenue

     HoustonStreet receives a fee for every trade completed on its Web site. The transaction fees charged by HoustonStreet are generally at or below the commissions charged by telephone brokers. Commissions on energy trades typically range from 0.01% to 0.05% of the volume of the energy traded online.

  Services

     HoustonStreet currently offers three trading platforms -- electricity, crude oil and refined products. In May 2000, HoustonStreet launched SpeedWay, a platform for trading standard blocks of power at standard delivery points. HoustonStreet's crude oil platform includes several trading floors, organized by grade and location. The platform allows for a user-customized view where the user can specify which markets it wants to appear together on a floor, regardless of grade, location or type. HoustonStreet's refined products platform also includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. Commodities traded include numerous grades of gasoline and distillates, including jet fuel, number 2 heating oil, low sulfur diesel, regular gas, regular RFG gas, premium gas and premium RFG gas. HoustonStreet is currently developing its natural gas trading platform, which it expects to launch in the second quarter of 2001. HoustonStreet's natural gas platform is designed to cover major geographic points and trading types, including cash, index, swing swap, fixed for float and basis.

  Competition

     HoustonStreet's trading exchanges compete with brokers who arrange for trades by telephone and, to a lesser extent, electronic brokerage services. Moving traders from the telephone to the Internet is perhaps the largest competitive challenge facing HoustonStreet. Currently, most transactions are conducted on the telephone either directly between two traders or through a telephone broker. The broker does not act as a principal in the transaction. The purchasing and selling entities are disclosed to each other upon completion of every transaction. This process can be inefficient and time consuming. In addition, the human element in the telephone broker market introduces a risk of error or omission in the dissemination of market information. The level of price transparency is low. HoustonStreet is aware of several electronic brokerages currently in operation that, to a varying extent, compete with HoustonStreet. In addition, HoustonStreet is aware of several energy companies that have announced Internet-based systems designed to give users the ability to trade energy-related commodities with only that company. These Web sites are not independent exchanges, but rather Internet-based distribution systems for company-specific products and services.

EMPLOYEES AND MANAGEMENT

     As of March 21, 2001, BayCorp had 10 employees. Its subsidiaries, Great Bay and Little Bay, had no employees. HoustonStreet (US) had 31 employees and HoustonStreet (UK) had 14 employees.

     BayCorp has entered into Management and Administrative Services Agreements (the "Services Agreements"), with Great Bay and HoustonStreet pursuant to which BayCorp provides Great Bay and HoustonStreet a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. Under the Services Agreements, BayCorp charged Great Bay $1,114,100 in 2000 and charged HoustonStreet $641,400 in 2000. Each Services Agreement has a one-year term and provides for automatic one-year renewals.

ITEM 2.  PROPERTIES.

     BayCorp's principal assets include its 100% equity interests in Great Bay and Little Bay. In turn, Great Bay and Little Bay's principal asset is a combined 15% joint ownership interest in the Seabrook Project. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser cooling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. See "Business -- The Seabrook Project." BayCorp has a 45.9% equity interest in HoustonStreet.

     BayCorp's corporate headquarters is located in Portsmouth, New Hampshire where it occupies approximately 2,600 square feet of office space. BayCorp's management believes that the corporate headquarters in Portsmouth, New Hampshire meets its current requirements and that additional space can be obtained to meet requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

  Executive Officers of the Registrant

     The executive officers of BayCorp are:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Frank W. Getman Jr. ...................  37    Chief Executive Officer and President
Anthony M. Callendrello................  49    Chief Operating Officer and Secretary
Patrycia T. Barnard....................  45    Vice President of Finance and Treasurer

     Frank W. Getman Jr. has served as Chief Executive Officer and President of the Company since May 1998. Mr. Getman served as Chief Operating Officer of the Company from September 1996 to March 2000 and Vice President, Secretary and General Counsel of Great Bay from August 1995 to September 1996. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr LLP, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University.

     Anthony M. Callendrello has served as the Company's Chief Operating Officer since April 2000 and as the Secretary of the Company since May 2000. Mr. Callendrello has over 20 years experience in the nuclear industry. With over 16 years at the Seabrook Nuclear Power Plant, Mr. Callendrello most recently served as the plant's Manager of Environmental, Government and Owner Relations. From 1980 to 1983, Mr. Callendrello was employed with Stone & Webster Engineering Corporation in New York.

Mr. Callendrello has a Master of Engineering -- Mechanical degree and a Bachelor of Engineering degree from Stevens Institute of Technology in Hoboken, New Jersey.

     Patrycia T. Barnard has served as Vice President of Finance and Treasurer of the Company since January 2001. Ms. Barnard served as Director of Accounting since May 1996 and has served as Treasurer since 1998. Ms. Barnard has over 15 years experience in multi-national, corporate accounting and finance. From 1978 until 1993, Ms. Barnard was employed by BTR, Plc., most recently as Assistant Controller for Clarostat Mfg. Co. Inc., currently located in Plano, Texas and Juarez, Mexico. Ms. Barnard holds an M.B.A. and a Masters in Accounting from New Hampshire College. She also holds a B.S. in Business Administration from the University of New Hampshire.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Following are the reported high and low sales prices of BayCorp common stock ("MWH") on the American Stock Exchange ("ASE") as reported in the Wall Street Journal daily as traded, for each quarter of 1999 and 2000:

                                                            HIGH          LOW
                                                            ----          ---
1999
  First Quarter.........................................    $4.44        $3.50
  Second Quarter........................................     6.00         3.38
  Third Quarter.........................................     7.31         6.00
  Fourth Quarter........................................     9.69         6.25

                                                            HIGH          LOW
                                                            ----          ---
2000
  First Quarter........................................    $32.25        $9.81
  Second Quarter.......................................     23.75         7.13
  Third Quarter........................................     12.00         7.00
  Fourth Quarter.......................................     11.50         5.50

     As of March 21, 2001, the Company had 26 holders of record of its common stock. The Company believes that as of March 21, 2001, the Company had approximately 1,037 beneficial holders of its common stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company's stockholders hold their shares in street name.

     BayCorp has never paid cash dividends on its common stock and currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                            2000       1999       1998       1997       1996
                                           -------    -------    -------    -------    -------
INCOME STATEMENT DATA:
Operating Revenues.......................  $56,347    $45,731    $32,034    $26,642    $30,324
Operating Expenses.......................   67,060     45,626     37,310     36,880     32,563
Net Income (Loss)........................  (15,669)    (4,740)    (6,769)   (11,215)     4,100
BALANCE SHEET DATA:
Cash, Cash Equivalents & Short Term
  Investments............................   14,109      5,930     12,055     19,092     28,775
Working Capital..........................      283     17,707     17,761     23,079     30,552
Total Assets.............................  153,594    157,110    140,358    140,158    152,418
Decommissioning Liability................   71,618     79,443     60,274     55,846     53,215
Capitalization:
Common Equity............................   51,539     66,246     71,359     78,139     89,625
Total Capitalization.....................   51,539     66,246     71,359     78,139     89,625

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

     BayCorp reported net losses for the years ended December 31, 2000, 1999, 1998, 1997 and reported net income for the year ended December 31, 1996. The 2000 net loss was primarily attributable to the non-cash charge to earnings for unrealized losses on firm forward energy trading contracts and the 2000 Seabrook refueling outage. The 1999 net loss was primarily due to costs associated with the refueling outage that began on March 27, 1999, with the plant resuming full operating capacity on May 21, 1999. The 1998 net loss was primarily due to unscheduled outages at the Seabrook Project that occurred during the year and to the charge related to the termination of a power marketing agreement between Great Bay and PECO Energy Company. The 1997 net loss was primarily due to scheduled and unscheduled outages at the Seabrook Project that occurred during that year. The 1996 net income was primarily due to a gain of $7,036,800 from the sale of unused steam generators from Seabrook Unit 2.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. BayCorp incurs losses during outage periods due to the loss of all revenues from the sale of generation and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for BayCorp to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. The Seabrook Project conducted a refueling outage in 2000, which began on October 21, 2000. This refueling outage was scheduled for approximately 30 days, however due to unexpected mechanical problems, the Seabrook Project did not return to full power until February 1, 2001. Refueling outages are generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed. The next refueling outage is scheduled to begin in May 2002.

     The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods discussed.

RESULTS OF OPERATIONS

  Operating Revenues

     BayCorp's operating revenues for 2000 increased by approximately $10.6 million, or 23.2%, to $56,347,000 as compared to $45,731,000 for 1999. This increase was primarily attributable to increases in selling prices in 2000 as compared to 1999. During 2000, the sales price per kilowatt-hour ("kWh") (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased 23% to 3.87 cents per kWh as compared with 3.13 cents per kWh in 1999. Sales of electricity decreased slightly by approximately 0.2% to 1,453,263,900 kWhs in 2000 as compared to 1,457,110,270 kWhs in 1999.
The 2000 capacity factor at the Seabrook Project was 85.2% of the rated capacity as compared to a capacity factor of 85.6% for 1999. Operating revenues and capacity factor were adversely impacted in 2000 by the scheduled refueling outage at the Seabrook Project that began on October 21, 2000. A return to full power was expected on November 21, 2000. The outage was extended when damage to one of the plant's emergency diesel generators occurred, requiring an extensive repair effort. The Plant returned to full power on February 1, 2001. Operating revenues and capacity factor were adversely impacted in 1999 by the scheduled refueling outage that began on March 27, 1999. The Plant resumed full operating capacity on May 21, 1999. Great Bay purchased approximately 262,409,300 kWhs for resale in 2000 primarily to cover firm contracts during the extended outage in the fourth quarter. Great Bay purchased approximately 369,703,000 kWhs in 1999 to cover firm contracts and for resale. Average purchase prices for power were approximately 5.06 cents per kWh in 2000 and 3.02 cents per kWh in 1999.

     Great Bay's cost of power (determined by dividing total operating expenses by kWhs sold during the applicable period) increased 38% to 4.61 cents per kWh in 2000 as compared to 3.33 cents per kWh in 1999. This increase was primarily the result of the expense associated with the unrealized losses on firm forward contracts of approximately $12.2 million in 2000 as compared to $806,000 in 1999.

     BayCorp's operating revenues for 1999 increased by approximately $13.7 million, or 42.8%, to $45,731,000 as compared with $32,034,000 for 1998. This increase was primarily due to an increase in sales by Great Bay of power purchased in the open market in 1999. The 1999 capacity factor at the Seabrook Project was 85.6% of the rated capacity as compared to a capacity factor of 83.3% for 1998. Operating revenues and capacity factor were adversely impacted in 1999 by the scheduled refueling outage at the Seabrook Project that began on March 27. The Plant resumed full operating capacity on May 21 and operated at full capacity thru December 31, 1999. In contrast, while there was no refueling outage in 1998, the Seabrook Project had approximately 64 unscheduled outage days in 1998.

     Sales of electricity increased by approximately 38.2% to 1,457,110,270 kWhs in 1999 as compared to 1,054,203,800 kWhs in 1998. During 1999, the sales price per kWh increased 3% to 3.13 cents per kWh as compared with 3.04 cents per kWh in 1998. Great Bay's cost of power decreased 5.9% to 3.33 cents per kWh in 1999 as compared to 3.54 cents per kWh in 1998. This decrease was primarily the result of the higher capacity factor at the Seabrook Project during 1999 as compared to 1998. Scheduled and unscheduled outage time increases Great Bay's cost of power because Seabrook costs are spread over fewer kWhs.

  Expenses

     BayCorp's total operating expenses for 2000 increased $21.4 million, or 47%, in comparison with 1999. This increase was primarily the result of the non-cash charge to earnings for unrealized losses on firm energy trading contracts. Unrealized losses for firm energy trading contracts was $12,232,000 for 2000 as compared to $806,000 for 1999. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities ("EITF 98-10"). EITF 98-10 is effective for fiscal years beginning after December 15, 1998. EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effects of initial application of EITF 98-10 were reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 were not restated. The cumulative effect of this accounting change as of January 1, 1999 was an increase in net income of approximately $159,000 to recognize gains on net open physical purchase and sales commitments considered to be trading activity.

     Production costs increased approximately $6.8 million, or 37.3%, from $18,220,000 in 1999 to $25,016,000 in 2000. This increase was primarily the result of the Company's increased ownership in the Seabrook Project, from approximately 12.1% for the first eleven months of 1999 to approximately 15% for December 1999 and all of 2000. In addition, the increase in operating expenses in 2000 as compared to 1999 was attributable to the costs associated with the extended refueling outage in the fourth quarter of 2000. Purchased power expenses increased approximately $1 million, or 8.5%, from $12,232,000 in 1999 to $13,270,000 in 2000. This increase was primarily attributable to an increase in the purchase price of power in 2000 as compared to 1999. Purchased power expenses have increased primarily because Great Bay purchased power in 2000 and 1999 in the open market to resell to third parties and to cover firm sales during scheduled and unscheduled outages in 2000 and 1999. As Great Bay enters into more sales transaction agreements to supply firm power, Great Bay's expenses to purchase power to cover firm power obligations during scheduled and unscheduled outages may increase.

     Administrative and general expenses increased approximately $666,000, or 9.9%, from $6,706,000 in 1999 to $7,372,000 in 2000. Depreciation and
amortization increased approximately $336,000, or 8.8%, from $3,823,000 in 1999 to $4,159,000 in 2000. These increases were primarily attributable to the increased ownership in the Seabrook Project in 2000 as compared to 1999. Taxes other than income increased approximately $972,000, or 32.8%, from $2,966,000 in 1999 to $3,938,000 in 2000. In addition to expenses increasing as a result of the Company's increased ownership in the Seabrook Project, Great Bay also received a property tax refund in 1999 as settlement for changes in assessed property values.

     Interest income increased approximately $514,000, or 79.3%, from $648,000 in 1999 to $1,162,000 in 2000, primarily due to higher average cash balances during 2000 as compared to 1999. Decommissioning cost accretion increased $313,000, or 9.4%, to $3,633,000 in 2000 as compared to $3,320,000 in 1999. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Decommissioning trust fund income increased $971,000, or 128%, to $1,726,000 in 2000 as compared to $755,000 in 1999. The increase in interest earned on the decommissioning trust fund reflected the higher 2000 fund balances as Great Bay continued to make contributions to the Great Bay decommissioning trust fund and the addition of the Little Bay decommissioning trust funds in 2000. Other Income increased approximately $443,000, or 143%, to $753,000 in 2000 as compared to $310,000 in 1999, primarily due to miscellaneous sales of Unit 2 equipment at Seabrook.

     Equity loss in HoustonStreet investment was $4,352,000 in 2000 and $3,396,000 in 1999. As of December 31, 1999, the Company owned 100% of HoustonStreet. The Company recognized its ownership share of HoustonStreet's losses, $3,396,000, for 1999. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method. The net financial impact of this deconsolidation was $4,352,000, recorded in 2000 (see Note 12. Investment in Unconsolidated Affiliates.)

     BayCorp's total operating expenses for 1999 increased $8.3 million, or 22.3%, in comparison with 1998. This increase was primarily the result of purchased power costs in 1999. Purchased power increased approximately $11,186,000, from $1,069,000 in 1998 to $12,232,000 in 1999. Purchased power expenses have increased primarily because Great Bay purchased power in 1999 in the open market to resell to third parties and to cover firm sales during unscheduled outages in 1999. Production costs decreased approximately $2.6 million, or 12.3%, from $20.8 million in 1998 to $18.2 million in 1999. This decrease was primarily the result of fewer unscheduled outage days in 1999 compared to 1998. Administrative and general expenses decreased approximately $1.3 million, or 16%, from $7,988,000 in 1998 to $6,706,000 in 1999.
Depreciation and amortization decreased approximately $167,000, or 4.6%, from $3,656,000 in 1998 to $3,823,000 in 1999.

     In 1999, the Company recognized $806,000 in unrealized losses on firm energy trading contracts. There was no comparable charge in 1998. The effects of initial application of EITF 98-10 were reported as a cumulative effect of a change in accounting principle. Financial statements for periods prior to initial adoption of EITF 98-10 were not restated.

     Other Deductions increased $3.5 million, or 235%, in 1999 as compared to 1998. This increase was primarily attributable to the equity loss in HoustonStreet investment in 1999. There was no HoustonStreet investment in 1998. Decommissioning cost accretion increased $447,000, or 15.6%, to $3.3 million in 1999 as compared to $2.9 million in 1998. Decommissioning trust fund income increased $142,000, or 23.2%, to $755,000 in 1999 as compared to $613,000 in
1998. The increase in interest earned on the decommissioning trust fund reflected the higher 1999 fund balance as Great Bay continued to make contributions to the decommissioning trust fund.

  Net Operating Losses

     For federal income tax purposes, as of December 31, 2000, the Company had net operating loss carry forwards ("NOLs") of approximately $225 million, which are scheduled to expire between 2005 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $131 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $131 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $94 million of NOLs are not currently subject to such limitations.

LIQUIDITY AND CAPITAL RESOURCES

     BayCorp's subsidiary, Great Bay, currently sells most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by Great Bay was sufficient to meet the Company's ongoing cash requirements in 2000. If the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease from current price levels, BayCorp or Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

     During 2000, the Company loaned $7,000,000 to HoustonStreet. Due to the continuous losses at HoustonStreet, the Company wrote down its equity investment in HoustonStreet and subsequently its loan and receivable from HoustonStreet. As of December 31, 2000, the Company had no investments or receivables from HoustonStreet recognized on its balance sheet.

     BayCorp's total cash and short term investments increased approximately $8.2 million during 2000. Liquidity improved principally because BayCorp's operating revenues exceeded its cash operating expenses in 2000. Operating expenses consist of both cash and non-cash charges. The Company had a net loss for 2000 of approximately $15.7 million. This loss included a non-cash charge to income in 2000 of approximately $12.2 million for unrealized losses on firm energy trading contracts. Other non-cash charges to income included $4.3 million for the equity loss in HoustonStreet, $4.2 million for depreciation and amortization, $4.8 million for nuclear fuel amortization and $3.6 million for decommissioning trust fund accretion. A decrease in prepaids and other assets of approximately $1.9 million was primarily due to the timing of funding as requested by Seabrook for operating expenses. There was an increase in accounts payable of approximately $7.2 million primarily due to purchased power expenses of $6.6 million for November and December 2000. Offsetting these non-cash charges to income were cash charges to income including a $5.5 million increase in December 2000 accounts receivable. Other cash charges included approximately $2.1 million for capital expenditures and $6.8 million for nuclear fuel.

     Great Bay's 2000 decommissioning payments totaled approximately $1.8 million. The decommissioning funding schedule is determined by the NDFC, which reviews the schedule for the Seabrook Project at least annually. Great Bay expects to use revenues from the sale of power to make decommissioning payments. See "Business -- Decommissioning."

     Great Bay and Little Bay anticipate that their share of the Seabrook Project's capital expenditures for the 2001 fiscal year will total approximately $6.8 million for nuclear fuel and various capital projects. In addition, Great Bay and Little Bay are required under the JOA to pay their share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations.

     On February 6, 2001, Great Bay executed a Purchase Power Agreement with Select whereby Great Bay will sell 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. The term of this agreement is April 1, 2001 through December 31, 2001. Delivery of power from either company is contingent on each of the units operating at certain capacity.

     As part of the agreement, Select made a prepayment of $3.7 million to Great Bay in February 2001 and a second prepayment of $3.3 million is required in March 2001. Great Bay is compensating Select for the prepayments by (i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and (ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment has been repaid. In order to collateralize the transaction, Great Bay and Little Bay have each provided Select with a mortgage lien and security interest in their respective interests in the Seabrook Project. Once Great Bay has repaid Select, the mortgage liens and security interests will be released and there will be no price differential in exchanging power throughout the remaining terms of the agreement.

     The Company's principal asset available to serve as collateral for borrowings is Great Bay's and Little Bay's combined 15% interest in the Seabrook Project. Pursuant to a purchased power agreement, dated as of April 1, 1993, between Great Bay and UNITIL, Great Bay's interest in the Seabrook Project is encumbered by a mortgage. This mortgage may be subordinated to up to $80 million of senior secured financing. Also, as noted above, in order to collateralize the transaction with Select, Great Bay and Little Bay each provided Select with a mortgage lien and security interest in their respective interests in the Seabrook Project. See "Business -- Purchased Power Agreements."

     Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 5, 2001, the Seabrook Project began experiencing interruptions of the connections to the transmission system due to icing from a severe winter storm that resulted in the plant automatically tripping offline. During this shutdown, a problem was identified with the steam-driven emergency feedwater pump and plant chemistry personnel detected the presence of chlorides in the condenser hotwells, indicating leakage of seawater into the condenser. Repair of the emergency feedwater pump were completed allowing the plant to return on-line on March 15, 2001. Power was limited to approximately 70% while plant personnel continued to repair the condenser leakage. On March 19, 2001, plant operators identified a problem with the main turbine valve control system requiring that the plant be taken off-line. After repairs were completed, the plant was placed on-line on March 22, 2001 and power was increased to approximately 70%. The plant reached full power on March 25, 2001.

     Management believes the plant will operate at historical levels and believes that it will be able to fulfill its obligations with respect to the agreement with Select. As mentioned previously, if this does not happen, the company will be required to raise additional funding.

     The Company expects that HoustonStreet expenses and capital expenditures will substantially exceed HoustonStreet's revenues until late in 2001. HoustonStreet raised approximately $37.4 million from investors to date.

     On March 22, 2001, HoustonStreet received commitments to receive up to approximately $3.9 million in additional funding, including $900,000 from BayCorp. Although HoustonStreet has received some of the funding, until the closing of the financing, there can be no assurance that HoustonStreet will receive the balance of the committed funds. This financing involves the sale by HoustonStreet of senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock.

     In March 2001, BayCorp entered into discussion with HoustonStreet involving the conversion of BayCorp's $7.0 million loan made in September 2000, together with approximately $1.0 million in accrued interest and penalties on the note and past due management fees, into approximately $8.0 million of HoustonStreet Series C Units. There can be no assurance that this proposed financing will be successfully completed. The loan, accrued interest and receivables from HoustonStreet had been written down to zero at December 31, 2000, and as such, the conversion of these amounts will have no accounting impact.

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

  History of Losses

     BayCorp has never reported an operating profit for any year since its incorporation. Historically, electricity sales at short-term rates have not resulted in sufficient revenue to enable BayCorp to meet its cash requirements for operations, maintenance and capital related costs. In addition, and despite recently increasing prices for electricity in the northeast United States, there can be no assurance that Great Bay or Little Bay will be able to sell power at prices that will enable them to meet their cash requirements.

  Liquidity Needs

     As of December 31, 2000, BayCorp had approximately $14.1 million in cash and cash equivalents, restricted cash and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company and its wholly-owned subsidiaries to meet their cash requirements in 2001. However, if in 2001 or thereafter, the Seabrook Project operated at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay and Little Bay are able to sell their share of the Seabrook Project electricity decrease from current price levels, the Company or its wholly-owned subsidiaries would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. In any event, the Company and its wholly-owned subsidiaries will likely need to raise additional capital from outside sources. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

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

     Changes in the New England Wholesale Power Market. During recent years in New England, the combination of (1) small increases in the demand for electricity and (2) electric industry deregulation has resulted in increased uncertainty regarding the price of electricity in the wholesale power market. Although Great Bay's average selling price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased from 3.04 cents in 1998 to 3.13 cents in 1999 and to 3.87 cents in 2000, there can be no assurance that Great Bay or Little Bay will be able to sell their power at these prices or higher prices in the future.

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

     Risks Associated with Agreement to Sell Seabrook Ownership Interests. On October 10, 2000, the Company and its wholly-owned subsidiaries entered into an agreement with Northeast Utilities ("NU") under which Great Bay and Little Bay will join with NU in the sale of NU's ownership interests in the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by an auction process led by NU. Although the auction is expected to begin in the second quarter of 2001 with a closing expected the first half of 2002, the Company cannot control the procedure or timing of the joint sale of the Seabrook Project, and the sale may be delayed, abandoned or otherwise affected by factors beyond the Company's control. Significantly, the price obtained by Great Bay and Little Bay in the sale of their Seabrook interests cannot be predicted. Further, the value of the fuel and inventory owned by Great Bay and Little Bay, currently estimated at between $10 million to $14 million, may be materially different than estimated.

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

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high-level waste beginning no later than January 31, 1998. However, the DOE has announced that its first high-level waste repository will not be in operation until 2010 at the earliest.

     The Seabrook Project increased its on-site storage capacity for low-level waste ("LLW") in 1996 and that capacity is expected to be sufficient to meet the Project's storage requirements through 2006. In addition, the managing agent of the Seabrook Project has advised the Joint Owners that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2010. If the Seabrook Project were unable to store nuclear waste on site or make other disposal provisions, the Company's business, results of operations and financial condition would be materially and adversely affected. See "Business -- Wholesale Electricity Generation and Trading Business -- Nuclear Waste Disposal."

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

  Factors Related to HoustonStreet

     Need for Additional Financing. Based on current levels of operations and planned growth, HoustonStreet's management anticipates that the net proceeds from sales of its stock and other securities, from commitments for further cash investments based on HoustonStreet's meeting certain performance goals and from cash generated from operations will be sufficient to meet HoustonStreet's needs through December 2001. If HoustonStreet is unable to close the sale of its Series C Units, requires additional funding or determines that it is appropriate to raise additional funding, HoustonStreet may be unable to raise additional funds. Further, any such funding may result in significant dilution to existing HoustonStreet stockholders, including BayCorp. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse effect on HoustonStreet's business, results of operations and financial condition.

     Limited Operating History. HoustonStreet was incorporated in Delaware on April 27, 1999. HoustonStreet initially launched its online electricity trading platform in the Northeast on July 8, 1999 and nationwide on September 13, 1999. HoustonStreet launched its online oil trading floor on May 18, 2000. HoustonStreet has only a limited operating history upon which to evaluate its performance.

     Significant Future Losses Expected. HoustonStreet's business is subject to the risks and uncertainties encountered by companies in early stages of development, particularly enterprises in new and rapidly evolving markets, such as electronic trading of energy products over the Internet. HoustonStreet's substantial operating expenses and capital expenditures from formation to date have greatly exceeded its revenues over the same period. HoustonStreet expects to continue to incur substantial operating losses until later in 2001. However, there is no assurance that HoustonStreet will be able to achieve or sustain profitability in 2001 or thereafter.

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

     Dependence on Internet-based Wholesale Energy Trading. Substantially all of HoustonStreet's revenues depend on the continued and expanded use of Internet-based wholesale energy trading platforms. HoustonStreet currently depends on its wholesale crude and refined oil trading platform for substantially all of its current revenues. During 2000, approximately 45% of HoustonStreet's revenue consisted of commission on wholesale electricity trading and the other 55% of HoustonStreet's revenue consisted of commissions on wholesale crude oil and refined products trading. From January 1, 2001 to March 15, 2001, nearly all of HoustonStreet's revenue was generated by commissions on wholesale crude and refined products. HoustonStreet will likely depend on other energy trading platforms, including platforms for natural gas trading, if planned expansion is successful.

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

     Dependence on Trading Liquidity. HoustonStreet will need to achieve trading liquidity on its Internet-based wholesale energy trading exchange in order to increase and sustain revenues. If the volume and level of trades on the exchange do not increase, HoustonStreet will not achieve profitability. If HoustonStreet fails to register additional users or generate increased traffic on its Web site, the number of trades completed on the exchange may not increase. If the number, size and frequency of transactions do not increase, HoustonStreet will be unable to increase its revenues and HoustonStreet's business will not achieve profitability.

     Dependence on Increased Business from Unaffiliated Customers. If HoustonStreet fails to grow its customer base or generate repeat and expanded business from customers that are not affiliated with HoustonStreet, HoustonStreet will be unable to achieve or sustain profitability. During 2000, Equiva Trading Company, the oil trading alliance of Shell Oil Company, Texaco and Saudi Aramco, was a party to 56% of all crude and refined oil trades on HoustonStreet. In addition, Sithe Energies, Inc. was a party to 47% of all electricity trades on HoustonStreet. HoustonStreet earns standard commissions from all trades on HoustonStreet, including trades by Equiva Trading Company and Sithe Energies, Inc. and its counterparties. Equiva Trading Company and Sithe Energies, Inc. have made private investments in HoustonStreet and are holders of HoustonStreet capital stock. To date, a substantial majority of HoustonStreet's revenue has been derived from commissions from trades involving affiliated parties and their counterparties.

     HoustonStreet's management expects that commissions from trades involving affiliated parties and their counterparties will be a less significant portion of revenue in the future as the number of registered traders and the volume of trades increases. If trading volume does not increase as anticipated, HoustonStreet's revenue will not increase and HoustonStreet's business and financial results will be materially adversely affected.

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

     International Expansion. HoustonStreet currently has foreign subsidiary offices located in Amsterdam and London. HoustonStreet expects to continue expanding its international presence. If HoustonStreet is unable to expand its international presence further, HoustonStreet may be unable to take advantage of the potential revenue associated with energy trading on a global level. While HoustonStreet's management believes that HoustonStreet can become profitable if its services are widely adopted by power traders in the United States, the global energy market represents a much larger source of revenue.

     To be successful, HoustonStreet's management believes that HoustonStreet must expand further its operations in international markets. International operations subject HoustonStreet to a number of risks that may increase HoustonStreet's costs and require significant management attention. These risks include:

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

     System Maintenance and Protection. Unanticipated problems at the third party facility that houses substantially all of HoustonStreet's computer and communications hardware systems could cause interruptions or delays in HoustonStreet's business, loss of data or render HoustonStreet unable to process wholesale energy trades. Any such interruptions or delays at the facility would harm HoustonStreet's revenue and results of operations. In addition, these third-party systems and operations are vulnerable to damage or interruption from intentional malicious acts, fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. HoustonStreet does not carry business interruption insurance. In addition, the failure by the third-party facility to provide the data communications capacity required by HoustonStreet, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in HoustonStreet's service. The occurrence of any or all of these events could harm HoustonStreet's reputation and brand and business.

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

     Dependence on Management and Key Employees. HoustonStreet is, and for the foreseeable future will be, dependent upon the services of its directors, executive officers and key employees. HoustonStreet's future success depends on its ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, marketing, sales and customer service personnel. The loss of the services of current key personnel and the failure to hire new personnel could have a material adverse effect upon HoustonStreet's results of operations, product development efforts and ability to grow.

     In 2000, each of BayCorp and HoustonStreet entered into a new employment agreement with Frank W. Getman Jr. Mr. Getman serves as the President and Chief Executive Officer of each company and is separately compensated by each company. Although HoustonStreet purchased key man term life insurance on the life of Frank W. Getman Jr. in 2000, HoustonStreet does not plan to purchase life insurance on the lives of any of its other key personnel.

     Management of Growth. In 2000, HoustonStreet experienced significant growth in its business operations. This growth placed a substantial strain on HoustonStreet's resources. HoustonStreet's need to manage its growth successfully will require it to implement appropriate operational, financial, accounting and management information systems and controls. HoustonStreet's failure to manage its growth effectively would have a material adverse effect on HoustonStreet.

     Protection of Proprietary Rights. HoustonStreet's ability to compete depends significantly on the proprietary nature of its Web site technology as well as its patent applications. HoustonStreet has filed three patent applications to date. HoustonStreet seeks to protect its proprietary rights through a combination of patent, copyright and trade secret law and confidentiality agreements. However, there can be no assurance that a third party will not misappropriate or otherwise obtain access to HoustonStreet's proprietary technology or develop similar technology independently. Competitors may also be able to circumvent any patents that HoustonStreet obtains.

     In recent years, there has been significant litigation involving patents and other intellectual property rights. HoustonStreet could incur substantial costs to prosecute or defend any intellectual property litigation. If HoustonStreet litigated to enforce its rights, it would be expensive, would divert management resources and may not be adequate to prevent the use of its intellectual property by third parties.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  COMMODITY PRICE RISK

     The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sells a portion of its physical electrical output through forward, fixed-price power contracts. Great Bay tracks its market exposure for these forward contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the company's balance sheet. See Note 5 -- Energy Marketing. The positive, or negative, value of Great Bay's portfolio of firm power commitments represents an estimation of the gain, or loss, that Great Bay would experience if open firm commitments were covered at then-current market prices.

     The table below presents total megawatt-hour ("MWh") volumes and mark-to-market values for replacing the contracts that Great Bay has entered into as of year-end (December 31, 2000.)

COMMODITY POSITION                     MWHS      CARRYING AMOUNT     FAIR VALUE
------------------                   --------    ---------------    ------------
Forward sales......................   877,040     ($14,076,994)     ($14,076,994)
Forward purchases..................  (157,360)       1,197,566         1,197,566
                                                  ------------      ------------
                                                  ($12,879,428)     ($12,879,428)
                                                  ============      ============

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in the response found under Item 14(a)(1) in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 2, 2001.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I of the Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Executive Compensation," "-- Employment Agreements," "-- Report of the Compensation Committee" and "-- Stock Performance Graph" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 2, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 2, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 2, 2001.

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

     (b) Reports on Form 8-K:

     On October 16, 2000, the Company filed a Current Report on Form 8-K dated October 10, 2000 reporting that the Company, Great Bay and Little Bay agreed to sell the interests in the Seabrook Nuclear Power Plant of Great Bay and Little Bay by including their aggregate 15% ownership share in the upcoming sale of Northeast Utilities' subsidiaries' shares of the Seabrook Plant.

                         INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-2
Consolidated Statements of Income and Comprehensive Income
  --
  Years Ended December 31, 2000, December 31, 1999 and
     December 31, 1998......................................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  --
  Years Ended December 31, 2000, December 31, 1999 and
     December 31, 1998......................................  F-4
Consolidated Statements of Cash Flows --
  Years Ended December 31, 2000, December 31, 1999 and
  December 31, 1998.........................................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly-owned subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 8, 2001
(except for the matters
discussed in Note 13,
as to which the date is
March 25, 2001)

                             BAYCORP HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS:
Current Assets:
  Cash & Cash Equivalents...................................    $  9,071       $  3,046
  Restricted Cash -- Escrow.................................       2,016          2,503
  Short-term Investments, at market.........................       3,022            381
  Accounts Receivable.......................................       3,131          8,682
  Materials & Supplies, net.................................       4,760          4,611
  Prepayments & Other Assets................................       1,135          3,133
                                                                --------       --------
          Total Current Assets..............................      23,135         22,356
Property, Plant, & Equipment and Fuel:
  Utility Plant Assets......................................     111,491        121,043
  Non-utility Plant Assets..................................         104            104
                                                                --------       --------
          Total Property, Plant & Equipment.................     111,595        121,147
  Less: Accumulated Depreciation............................     (19,776)       (16,044)
                                                                --------       --------
       Net Property, Plant & Equipment......................      91,819        105,103
  Nuclear Fuel..............................................      18,348         20,243
  Less: Accumulated Amortization............................      (7,956)       (11,863)
                                                                --------       --------
  Net Nuclear Fuel..........................................      10,392          8,380
       Net Property, Plant & Equipment and Fuel.............     102,211        113,483
Other Assets:
  Decommissioning Trust Fund................................      28,146         24,483
  Deferred Debits & Other...................................         102              5
                                                                --------       --------
       Total Other Assets...................................      28,248         24,488
Equity Investment in HoustonStreet Exchange, Inc............          --         (3,217)
          TOTAL ASSETS......................................    $153,594       $157,110
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses.....................    $  8,187       $  1,098
  Miscellaneous Current Liabilities.........................      14,665          3,551
                                                                --------       --------
     Total Current Liabilities..............................      22,852          4,649
Operating Reserves:
  Decommissioning Liability.................................      71,618         79,443
  Miscellaneous Other.......................................         470            545
                                                                --------       --------
     Total Operating Reserves...............................      72,088         79,988
Other Liabilities & Deferred Credits........................       7,115          6,227
Commitments & Contingencies
Stockholders' Equity:
  Common stock, $0.01 par value
     Authorized -- 20,000,000 shares; issued and
     outstanding -- 8,519,316 at December 31, 2000 and
     8,417,800 at December 31, 1999.........................          86             84
  Less: Treasury Stock -- 185,052 shares, at cost...........      (1,396)        (1,396)
  Additional Paid-in Capital................................      92,934         92,295
  Accumulated Other Comprehensive Income....................         318             (3)
  Accumulated Deficit.......................................     (40,403)       (24,734)
                                                                --------       --------
       Total Stockholders' Equity...........................      51,539         66,246
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $153,594       $157,110
                                                                ========       ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                             2000          1999          1998
                                                          ----------    ----------    ----------
Operating Revenues......................................  $   56,347    $   45,731    $   32,034
Operating Expenses:
  Production............................................      25,016        18,220        20,775
  Transmission..........................................       1,073           873           880
  Purchased Power.......................................      13,270        12,232         1,046
  Unrealized Loss on Firm Energy Trading Contracts......      12,232           806             0
  Administrative & General..............................       7,372         6,706         7,988
  Depreciation & Amortization...........................       4,159         3,823         3,656
  Taxes Other than Income...............................       3,938         2,966         2,965
                                                          ----------    ----------    ----------
     Total Operating Expenses...........................      67,060        45,626        37,310
Operating Loss..........................................     (10,713)          105        (5,276)
Other Income:
  Interest and Dividend Income..........................      (1,162)         (647)         (938)
  Decommissioning Cost Accretion........................       3,633         3,320         2,873
  Decommissioning Trust Fund Income.....................      (1,726)         (755)         (613)
  Equity Loss in HoustonStreet Investment...............       4,352         3,396            --
  Other (Income) Deductions.............................        (753)         (310)          171
                                                          ----------    ----------    ----------
     Total Other Deductions.............................       4,344         5,004         1,493
Loss Before Income Taxes and Accounting Change..........     (15,057)       (4,899)       (6,769)
Provision for Income Taxes..............................        (612)           --            --
                                                          ----------    ----------    ----------
Loss Before Change in Accounting Principle..............     (15,669)       (4,899)       (6,769)
Cumulative Effect of Change in Accounting Principle.....          --           159            --
                                                          ----------    ----------    ----------
Net Loss................................................     (15,669)       (4,740)       (6,769)
Other Comprehensive Income (Expense), net of tax........         321          (568)          449
                                                          ----------    ----------    ----------
Comprehensive Loss......................................  $  (15,348)   $   (5,308)   $   (6,320)
                                                          ==========    ==========    ==========
Weighted Average Shares Outstanding.....................   8,293,475     8,207,866     8,242,858
Basic and Diluted Net Loss per Share....................  $    (1.89)   $    (0.58)   $    (0.82)

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                       COMMON
                                  STOCK, $0.01 PAR
                                        VALUE
                              -------------------------         LESS:
                                                              TREASURY                      ACCUMULATED
                              ISSUED AND    ISSUED AND          STOCK         ADDITIONAL       OTHER
                              OUTSTANDING   OUTSTANDING   -----------------    PAID-IN     COMPREHENSIVE    RETAINED
                                SHARES        AMOUNT      SHARES    AMOUNT     CAPITAL        INCOME        EARNINGS
                              -----------   -----------   -------   -------   ----------   -------------   -----------
Balance at December 31,
  1997......................   8,417,800        $84       145,000   $(1,168)   $92,100         $ 116        $(12,992)
  Treasury Stock -- at
    cost....................          --         --        40,052      (228)        --            --              --
  Shares Retired............     (40,800)        --            --        --         --            --            (233)
  Net Change in Unrealized
    Holding Gain............          --         --            --        --         --           449              --
  Financial Results, January
    1 to December 31,
    1998....................          --         --            --        --         --            --          (6,769)
                               ---------        ---       -------   -------    -------         -----        --------
Balance at December 31,
  1998......................   8,377,000        $84       185,052   $(1,396)   $92,100         $ 565        $(19,994)
  Stock Options Exercised...      40,000         --            --        --        195            --              --
  Net Change in Unrealized
    Holding Loss............          --         --            --        --         --          (568)             --
  Financial Results, January
    1 to December 31,
    1999....................          --         --            --        --         --            --          (4,740)
                               ---------        ---       -------   -------    -------         -----        --------
Balance at December 31,
  1999......................   8,417,000        $84       185,052   $(1,396)   $92,295         $  (3)       $(24,734)
  Stock Options Exercised...     102,316          2            --        --        534            --              --
  Other Incentive Stock
    Option Transactions.....          --         --            --        --        105            --
  Net Change in Unrealized
    Holding Gain............          --         --            --        --         --           321              --
  Financial Results, January
    1 to December 31,
    2000....................          --         --            --        --         --            --         (15,669)
                               ---------        ---       -------   -------    -------         -----        --------
Balance at December 31,
  2000......................   8,519,316        $86       185,052   $(1,396)   $92,934         $ 318        $(40,403)
                               =========        ===       =======   =======    =======         =====        ========


                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
                              -------------
Balance at December 31,
  1997......................     $78,140
  Treasury Stock -- at
    cost....................        (228)
  Shares Retired............        (233)
  Net Change in Unrealized
    Holding Gain............         449
  Financial Results, January
    1 to December 31,
    1998....................      (6,769)
                                 -------
Balance at December 31,
  1998......................     $71,359
  Stock Options Exercised...         195
  Net Change in Unrealized
    Holding Loss............        (568)
  Financial Results, January
    1 to December 31,
    1999....................      (4,740)
                                 -------
Balance at December 31,
  1999......................     $66,246
  Stock Options Exercised...         536
  Other Incentive Stock
    Option Transactions.....         105
  Net Change in Unrealized
    Holding Gain............         321
  Financial Results, January
    1 to December 31,
    2000....................     (15,669)
                                 -------
Balance at December 31,
  2000......................     $51,539
                                 =======

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                                2000       1999        1998
                                                              --------    -------    --------
Net cash flow from operating activities:
  Net Loss..................................................  $(15,669)   $(4,740)   $ (6,769)
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Equity loss in HoustonStreet investment................     4,352      3,396          --
     Depreciation and Amortization..........................     4,159      3,787       3,656
     Stock compensation expense.............................       105         --          --
     Amortization of nuclear fuel...........................     4,791      4,032       4,104
     Unrealized loss on energy contracts....................    12,232        647          --
     Decommissioning trust accretion........................     3,633      3,320       2,873
     Decommissioning trust interest.........................    (1,604)      (670)       (617)
     (Increase) decrease in accounts receivable.............     5,550     (5,631)     (2,586)
     (Increase) decrease in materials & supplies............      (373)      (160)          4
     (Increase) decrease in prepaids and other assets.......     1,900         60      (1,607)
     Increase in accounts payable...........................     7,202        160         124
     Increase in taxes accrued..............................       612         --          --
     Increase (decrease) in misc. current liabilities.......    (1,003)       116       2,167
     Other..................................................        --         --         374
                                                              --------    -------    --------
Net cash provided by operating activities...................    25,887      4,317       1,723
Net cash flows from investing activities:
  Capital additions.........................................    (2,108)    (1,797)     (2,700)
  Nuclear fuel additions....................................    (6,803)    (1,999)     (4,314)
  Acquisition of additional Seabrook Project interest.......        --     (4,913)         --
  Payments to decommissioning fund..........................    (1,763)    (1,696)     (1,343)
  Short-term investments, net...............................    (2,641)     9,063       6,384
                                                              --------    -------    --------
Net cash used in investing activities.......................   (13,315)    (1,342)     (1,973)
Net cash from financing activities:
  Investment in HoustonStreet...............................    (7,570)      (180)         --
  Stock option exercise.....................................       536        195          --
  Reacquired capital stock..................................        --         --        (461)
                                                              --------    -------    --------
Net cash provided by (used in) financing activities.........    (7,034)        15        (461)
Net increase (decrease) in cash and cash equivalents........     5,538      2,990        (711)
Cash and cash equivalents, beginning of period..............     5,549      2,559       3,270
                                                              --------    -------    --------
Cash and cash equivalents, end of period....................  $ 11,087    $ 5,549    $  2,559
                                                              ========    =======    ========

(The accompanying notes are an integral part of these consolidated statements).

                             BAYCORP HOLDINGS, LTD.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp has two wholly-owned subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). In addition, BayCorp owns a 45.9% equity interest in HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based energy trading and information business. The Company accounts for HoustonStreet under the equity method.

     Great Bay and Little Bay's principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project"). This ownership interest entitles the companies to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets.

     Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sells its share of the electricity output of the Seabrook Project in the wholesale electricity market, primarily in the Northeast United States. Little Bay sells its power solely to Great Bay under an intercompany agreement. Intercompany revenues are eliminated in consolidation. Neither BayCorp nor its subsidiaries have operational responsibilities for the Seabrook Project. Great Bay currently sells all but approximately 10 MWs of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its owned generation, Great Bay purchases power on the open market for resale to third parties.

     On November 19, 1999, Little Bay purchased a 2.9% interest in the Seabrook Project from Montaup Electric Company ("Montaup") for a purchase price of $3.2 million, plus approximately $1.7 million of certain prepaid items (see N. Acquisitions.)

     On October 10, 2000, the Company entered into an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of Seabrook in the upcoming auction of NU's subsidiaries' shares of the Seabrook plant. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations. The auction is expected to begin in the second quarter of 2001 with a closing expected in the first half of 2002.

     The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was originally planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser cooling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. Great Bay became a wholesale generating company when Seabrook Unit 1 commenced commercial operation on August 19, 1990. In 1993, the Company became an EWG under the Energy Policy Act of 1992.

                             BAYCORP HOLDINGS, LTD.

     The Seabrook Project is owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the "Participants"). Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share as ownership interests in the Seabrook Project are several and not joint. Great Bay's and Little Bay's combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by NU and its affiliates and the 17.5% interest held by The United Illuminating Company.

     Great Bay's business strategy is to utilize unit contingent and firm forward sales contracts to maximize the value of its and Little Bay's 174 MW power supply from the Seabrook Project. Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during Seabrook unscheduled outages, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay has, and may in the future have, to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintains insurance to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. This insurance, provided by ACE USA (formerly CIGNA), currently provides Great Bay up to $18.6 million of coverage through May 2002.

     As of February 8, 2001, BayCorp had ten employees. BayCorp's subsidiaries, Great Bay and Little Bay, had no employees.

     HoustonStreet developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for energy traders. Currently, HoustonStreet offers online trading exchanges for electricity and crude oil and refined products. HoustonStreet is developing an interconnection with EnronOnline, a global Internet-based transaction system for wholesale energy and other commodities whereby North American electricity and natural gas prices posted on EnronOnline will automatically be posted on HoustonStreet. HoustonStreet has continued to develop its platform for trading natural gas and anticipates that it will launch the natural gas platform at approximately the same time as the anticipated interconnection with EnronOnline. HoustonStreet expects the interconnection with EnronOnline will go live in the second quarter of 2001. BayCorp remains the largest stockholder in HoustonStreet with an equity interest of 45.9% as of December 31, 2000.

     In September 2000, the Company loaned $7,000,000 to HoustonStreet. HoustonStreet is still in the early stages of development, operation and expansion and has continued to incur substantial cash deficits. During 2000, HoustonStreet covered such deficits with third-party invested capital. As a result of changes in market conditions, HoustonStreet had been unable to raise additional invested capital and thus amounts loaned to HoustonStreet have not been repaid as anticipated.

                             BAYCORP HOLDINGS, LTD.

     On October 2, 2000, the Seabrook Project began a refueling outage with a return to full power operation planned for November 21, 2000. The outage was extended when damage to one of the plant's emergency diesel generators occurred, requiring an extensive repair effort. The Seabrook Project did not return to full power until February 1, 2001. The replacement power costs, normal operating costs and additional costs of the extended outage significantly impacted earnings and cash flow.

     The Seabrook outage and HoustonStreet loan impacted the Company's unrestricted cash, which was approximately $3,500,000 as of February 8, 2001. To deal with the adverse effects of these events the Company entered into an agreement with Select Energy ("Select") (see Note 6) whereby Select advanced approximately $7,000,000 to the Company. Management believes this advance will be sufficient to solve any liquidity issues until such time as revenues are collected from customers in April. However, if subsequent to February 2001, the Seabrook Project operates at below historical levels or expenses associated with the Seabrook Project are materially higher than anticipated, the Company would be required to raise additional funds to meet ongoing cash requirements. Management believes that they will be able to raise additional funds if necessary, due to the expected Seabrook auction price and the related agreements with NU.

B.  REGULATION

     Great Bay and Little Bay are subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the NRC, the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. Great Bay's and Little Bay's cost of service, however, is not regulated. As such, Great Bay's and Little Bay's accounting policies are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

C.  USE OF ESTIMATES

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

                             BAYCORP HOLDINGS, LTD.

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

H.  DECOMMISSIONING

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, reflected on the February 7, 1996, Exposure Draft titled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During March 2000, the NDFC issued an order that adjusted the decommissioning collection period and funding levels as if decommissioning would begin in 2015 and the decommissioning fund would be fully funded by 2015. The current estimated cost to decommission the Seabrook Project (based on the NDFC Docket 2000-1, as updated by NDFC Order No. 5 in January 2001) is approximately $609.4 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 14-year life for the facility and a future cost escalation rate of 4.0%.

     The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 17, 2000, the FASB issued a "Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets." On June 30, 2000, the respective proposed statement was issued by the FASB. The final statement is expected to be issued by the fourth quarter of 2001. Great Bay's and Little Bay's accounting for decommissioning is based on the FASB's original tentative conclusions. The proposed statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The proposed statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. Upon adoption, the proposed statement would be effective for financial statements issued for fiscal years beginning after December 15, 2001.

                             BAYCORP HOLDINGS, LTD.

     The proposed statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the proposed statement is adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 2000. Great Bay and Little Bay have not quantified the impact, if any, that the proposed statement will have on the consolidated financial statements.

     Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2000, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the March 2000 NDFC study, with decommissioning expenditures starting in 2013 and being completed in 2042, was $217.2 million, which discounted at an average rate of 4.75%, to December 31, 2000 represented a liability of $71.6 million reflected in the accompanying balance sheet. As of December 31, 1999, and based on the prior NDFC study, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, starting in 2013 and being completed in 2039 was $253.4 million, which discounted at an average rate of 4.75%, to December 31, 1999 represented a liability of $79.4 million reflected in the accompanying consolidated balance sheet. In accordance with the original exposure draft the companies record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

     Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non cash accretion charge recorded in the accompanied consolidated statements of income was $3,633,000, $3,320,000 and $2,873,000 for the years ended December 31, 2000, 1999 and 1998. The change in the accretion between years reflects adjustments to the estimated decommissioning by the NDFC.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $338,100 and $42,000 as of December 31, 2000 and 1999.

     Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

     In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportionate share of such default. As a result of the enactment of this legislation, the staff of the NRC notified Great Bay in July 1998 of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations.

     In response to the obligations imposed on the other Joint Owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay would have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved

                             BAYCORP HOLDINGS, LTD.

funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $2.6 million in 2001 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses. As of December 31, 2000, the fair market value of the Little Bay decommissioning account was $13.2 million.

     On November 15, 1992, Great Bay, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities Associates ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement, EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

I.  OPERATING REVENUES

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 2000, four customers accounted for 17%, 15%, 14% and 13% of total operating revenues. For the year ended December 31, 1999, two customers accounted for 29%, and 24% of total operating revenues. For the year ended December 31, 1998, three customers accounted for 28%, 17% and 12% of total operating revenues.

J.  TAXES ON INCOME

     The Company accounts for taxes on income under the liability method required by SFAS No. 109, "Accounting for Income Taxes."

K.  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of the investments.

     All other short-term investments with a maturity of greater than three months are classified as available for sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. The unrealized holding loss on short-term investments was $20,100 as of December 31, 2000 and the unrealized holding gain on short-term investments was $44,000 as of December 31, 1999.

L.  SEABROOK UNIT 2

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay and Little Bay also own a 15% joint ownership interest in Seabrook Unit 2. Great Bay and Little Bay assign no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been canceled in 1984, voted to dispose of Unit 2. Certain assets of Seabrook Unit 2 have been and are being sold from time to time to third parties. There were no material sales of Unit 2 assets in 2000 or 1999.

     The Participants are considering plans regarding disposition of Seabrook Unit 2, but such plans have not yet been finalized and approved. Great Bay and Little Bay are unable to estimate the costs for which they will be responsible in connection with the disposition of Seabrook Unit 2. Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition will not include any amounts for decommissioning. The costs associated with the disposition of Seabrook Unit 2 are not included in the decommissioning estimate. Great Bay and Little Bay currently pay their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components. Any sales of Unit 2 property or inventory are reflected in

                             BAYCORP HOLDINGS, LTD.

other income as gains on the sale or transfer of assets. Transfers of Unit 2 items to Unit 1 were done at the historical basis of Unit 2 property or components.

M.  SEABROOK OUTAGE COSTS

     The Company's operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay and Little Bay have no electricity for resale from the Seabrook Project and consequently no related revenues. Therefore the impact of outages on the Company's and Great Bay's and Little Bay's results of operations and financial position are materially adverse.

     Great Bay and Little Bay accrue for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay and Little Bay continue to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on October 21, 2000. Seabrook resumed full operating capacity on February 1, 2001. Great Bay's share of the incremental operations and maintenance costs was approximately $6.1 million for the year ended December 31, 2000.

N.  ACQUISITIONS

     On November 19, 1999, BayCorp's wholly-owned subsidiary, Little Bay, purchased an additional 2.9% interest in the Seabrook Nuclear Power Project from Montaup, a subsidiary of EUA. The purchase price was $3.2 million plus approximately $1.9 million for certain prepaid items, primarily nuclear fuel and capital expenditures. The purchase price was funded with existing cash. Little Bay allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. A summary of the components of the purchase price and the purchase price allocation is as follows:

                                                           (DOLLARS IN THOUSANDS)
                                                           ----------------------
ALLOCATION OF PURCHASE PRICE:
Current assets.........................................            $1,005
Utility plant..........................................             3,890
Nuclear fuel...........................................             1,845
Liabilities assumed and other..........................            (1,827)
                                                                   ------
                                                                   $4,913
                                                                   ======

     In addition, Montaup prefunded the decommissioning liability associated with Little Bay's 2.9% share of Seabrook by transferring approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of the Seabrook Plant decommissioning expenses. Little Bay recorded an asset, Decommissioning Trust Fund, for $12.4 million and a corresponding liability for the same amount. The purchase agreement required that a restricted cash-escrow account be established for $2.5 million to cover Little Bay's share of budgeted cash requirements for a six-month period. This fund is to be used to pay Little Bay's share of Seabrook costs of operations and capital expenditures during periods of Seabrook shutdowns.

     Little Bay sells its power solely to Great Bay under an intercompany agreement at cost. Great Bay then sells the power purchased from Little Bay in the wholesale electricity market. The accompanying consolidated

                             BAYCORP HOLDINGS, LTD.

financial statements include the results of the acquisition since November 19, 1999. Intercompany amounts between Little Bay and Great Bay have been eliminated in consolidation.

O.  SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company currently operates only in the electric generating segment in the Northeast United States.

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

     Based on an average market price of common stock of $11.35 per share for the year ended December 31, 2000 and $5.58 per share for the year ended December 31, 1999, the following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding.

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Weighted average number of common shares outstanding and
  used in basic and diluted EPS calculation.................   8,293,475       8,207,866
Shares under option plans, excluded in computation of
  diluted EPS due to antidilutive effects...................     276,296           3,341

     There were no potentially dilutive shares outstanding during 1998.

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

                             BAYCORP HOLDINGS, LTD.

are displayed as "accumulated other comprehensive income" within the balance sheet. The composition of other comprehensive income is as follows:

                                                       UNREALIZED            ACCUMULATED OTHER
                                                     GAINS (LOSSES)            COMPREHENSIVE
                                                      ON SECURITIES                INCOME
                                                     --------------          -----------------
Twelve Months Ending December 31, 1998
  Beginning Balance...........................          $116,000                  $116,000
  1998 Change.................................           449,000                   449,000
                                                        --------                  --------
December 31, 1998.............................           565,000                   565,000
  1999 Change.................................          (568,000)                 (568,000)
                                                        --------                  --------
December 31, 1999.............................            (3,000)                   (3,000)
  2000 Change.................................           321,032                   321,032
                                                        --------                  --------
December 31, 2000.............................          $318,032                  $318,032
                                                        ========                  ========

R.  RECLASSIFICATIONS

     Certain reclassifications have been made in prior years' financial statements to conform to classifications and presentation used in the current year.

S.  PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2000, the Company owned 45.9% of HoustonStreet. Therefore, during 2000, the Company deconsolidated HoustonStreet. At December 31, 2000, the Company accounts for this investment on the equity method and is presenting the prior-year financial statements on a comparative basis (see Note 12.) The Company has an agreement with HoustonStreet under which it is providing certain management and administrative services to HoustonStreet for the periods April 1999 to December 2000 and for the calendar year 2001. Income related to such services was $641,400 for the period ending December 31, 2000 of which $569,800 remained outstanding at December 31, 2000. In addition, the company loaned HoustonStreet $7,000,000 (see Note 12).

T.  LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of the recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The sales agreement with NU established an expected value for the Company's investment in the Seabrook plant. The company estimates that the current carrying amount for the respective investment is the lower of the carrying amount or fair value less cost to sell in accordance with SFAS No. 121.

                             BAYCORP HOLDINGS, LTD.

2.  NUCLEAR ISSUES

     Like other nuclear generating facilities, the Seabrook Project is subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and antitrust matters.

     The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems and other aspects of nuclear plant construction, equipment and operation. Great Bay and Little Bay have been, and may be, affected to the extent of their proportionate shares by the cost of any such modifications to Seabrook Unit 1.

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

     Costs associated with nuclear plant operations include amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The Nuclear Waste Policy Act of 1982 (the "NWPA") requires the United States DOE, subject to various contingencies, to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel, which are collectively referred to as "high-level waste."

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high-level waste beginning no later than January 31, 1998. However, the DOE has announced that its first high-level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high-level waste disposal obligations and ruled that plant operators are entitled to money damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO's case against the DOE is still pending.

     In March 2000, Congress passed amendments to the NWPA that would require the DOE to begin accepting nuclear waste shipments at a Nevada site in 2007. However, former President Clinton vetoed this

                             BAYCORP HOLDINGS, LTD.

legislation and Congress did not override Mr. Clinton's veto. Until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts, nuclear plants such as Seabrook must retain high-level waste on-site or make other storage provisions.

     NAESCO, the managing agent of the Seabrook Project, has advised the Company that the Seabrook Project's capacity for on-site storage capacity for low level waste ("LLW") is expected to be sufficient to meet the project's storage requirements through 2006. In addition, NAESCO advises that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2010.

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

B.  FEDERAL DEPARTMENT OF ENERGY DECONTAMINATION AND DECOMMISSIONING ASSESSMENT

     Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning of the Federal DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 2000, the Company had accrued its pro rata estimated obligation of $451,974 related to the project's prior years' usage to be paid over the 15-year period beginning October 1, 1992.

C.  PRICE ANDERSEN ACT

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.5 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9.3 billion, based on the approximately 106 currently licensed reactors in the United States. The secondary layer is based on a retrospective premium assessment of $88.1 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five-year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.4 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay and Little Bay would be obligated to pay its ownership share of any assessment resulting from a nuclear incident at any U.S. nuclear generating facility. Great Bay and Little Bay estimate their maximum liability per incident currently would be an aggregate amount of approximately $13.2 million per accident, with a maximum annual assessment of about $1.5 million per incident, per year.

D.  NUCLEAR INSURANCE

     Insurance has been purchased by the Seabrook Project from Nuclear Electric Insurance Limited ("NEIL") to cover the costs of property damage, decontamination or premature decommissioning resulting

                             BAYCORP HOLDINGS, LTD.

from a nuclear incident and American Nuclear Insurance/Mutual Atomic Energy Liability Underwriters ("ANI") to cover workers' claims. All companies insured with NEIL and ANI are subject to retroactive assessments, if losses exceed the accumulated funds available to NEIL and ANI, respectively. The maximum potential assessment against the Seabrook Project with respect to losses arising during the current policy years are $10.9 million. The Company's liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.

     Great Bay and Little Bay also independently purchase business interruption insurance from NEIL. The current policy is in effect from April 1, 2000 until April 1, 2001 and a renewal policy has been signed that will be in effect from April 1, 2001 until April 1, 2002. The policy provides for the payment of a fixed weekly loss amount of $670,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from the property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay and Little Bay is $90.6 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $469,335 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

3.  TAXES ON INCOME

     The following is a summary of the provision for income taxes for the years ended December 31, 2000, 1999 and 1998:

                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2000            1999            1998
                                                        ------------    ------------    ------------
                                                                   (DOLLARS IN THOUSANDS)
Federal
  Current.............................................      $ 50          $(3,426)        $(6,192)
  Deferred............................................        --            3,426           6,192
                                                            ----          -------         -------
                                                              50                0               0
                                                            ----          -------         -------
State
  Current.............................................       562             (817)         (1,476)
  Deferred............................................        --              817           1,476
                                                            ----          -------         -------
                                                             562                0               0
                                                            ----          -------         -------
Total provision.......................................      $612          $     0         $     0
                                                            ====          =======         =======

                             BAYCORP HOLDINGS, LTD.

     Accumulated deferred income taxes consisted of the following at December 31, 2000 and 1999:

                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Assets
  Net operating loss carryforwards..........................  $ 87,905     $ 87,875
  Decommissioning expense...................................     6,696        5,279
  Unfunded pension expense..................................     2,044        1,311
  Unrealized loss on firm commitments.......................    (5,023)         252
  Inventory.................................................       564          477
  Other, net................................................      (994)         680
Liabilities
  Utility plant.............................................   (30,008)     (30,298)
                                                              --------     --------
Accumulated deferred income tax asset.......................    71,230       65,576
Valuation allowance.........................................   (71,230)     (65,576)
                                                              --------     --------
Accumulated deferred income tax asset, net..................  $      0     $      0
                                                              ========     ========

     The federal income tax provision set forth above represents 1%, 0% and 0% of pre-tax loss in the years ended December 31, 2000, 1999 and 1998. The following table reconciles the statutory federal income tax rate to those percentages:

                                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                               2000            1999           1998
                                                           ------------    ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
Loss before taxes........................................    $(15,057)       $(4,739)       $(6,759)
Federal statutory rate...................................          34%            34%            34%
Federal income tax benefit at statutory levels...........      (5,119)        (1,611)        (2,301)
Decrease (increase) from statutory levels
  State tax net of federal tax benefit...................        (562)          (217)          (345)
  Valuation allowance....................................       5,705          1,917          2,721
  Alternative Minimum Tax................................          50              0              0
  Other..................................................         (24)            89             75
                                                             --------        -------        -------
Effective federal income tax expense.....................    $     50        $     0        $     0
                                                             ========        =======        =======

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below, and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized, will be allocated directly to paid in capital.

     For federal income tax purposes, as of December 31, 2000, the Company had net operating loss carry forwards ("NOLs") of approximately $225 million, which are scheduled to expire between 2005 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $131 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $131 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The Company's other $94 million of NOLs are not currently subject to such limitations.

                             BAYCORP HOLDINGS, LTD.

4.  CAPITAL EXPENDITURES

     The Company's cash capital expenditures, including nuclear fuel, are estimated to be approximately $6.8 million in 2001 and to aggregate approximately $10.4 million for the years 2002 through 2003.

5.  ENERGY MARKETING

     The Company utilizes unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. As of December 31, 2000, the Company had forward sales commitments that extend to the end of 2001. As of December 31, 1998, the unrealized gain on these open positions was $159,000. The value of open positions was determined using exchange settlement prices or, if applicable, over the counter prices.

     Effective January 1, 1999, Great Bay adopted Emerging Issues Task Force Issue ("EITF") No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF Issue No. 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The cumulative effect of the accounting change as of January 1, 1999 was to decrease net loss by $159,000, or $0.02 per weighted average common share, and to recognize gains on net open firm purchase and sales commitments considered to be trading activity.

     EITF Issue No. 00-17, "Measuring the Fair Value of Energy-Related Contracts in Applying Issue 98-10", ("EITF 00-17"), reached a consensus that energy contracts within the scope of EITF Issue No. 98-10 should be reported at fair value on a stand-alone, or individual contract, basis. The estimate of fair value should be based on the best information available in the circumstances. The price at which an energy contract is exchanged normally is its initial fair value. The Company is marking the related contracts to market based on the estimated, contract replacement value at each balance sheet date.

     As of December 31, 2000, the Company had a net unrealized loss of approximately $12,879,427 recorded in accrued expenses. The net change in unrealized loss on trading activities for the year ended December 31, 2000 was $12,232,427 and is included in the accompanying consolidated statement of income for 2000.

     As of December 31, 1999, the Company had a net unrealized loss of approximately $647,000 recorded in accrued expenses. The net change in unrealized loss on trading activities for the year ended December 31, 1999 was $806,000 and is included in the accompanying consolidated statement of income for 1999.

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

     The UNITIL Purchased Power Agreement was front-end loaded whereby UNITIL paid higher prices, on an inflation adjusted basis, in the early years of the Agreement and lower prices in later years. The average price per kWh and the contract formula rate in the contract are fixed over the life of the contract, so that any excess cash received in the beginning of the contract will be returned by the end of the contract, provided the contract does not terminate early. The difference between revenue billed under each rate is recorded in a "Balance Account", which increased annually to $4.1 million in July 1998, and now decreases annually, reaching zero in July 2001. Therefore, contract revenue is recorded under generally accepted accounting principles and EITF Ruling 91-6 based on the contract rates and no liability for the "Balance Account" is

                             BAYCORP HOLDINGS, LTD.

recognized provided that it is not probable that the contract will terminate early. If the UNITIL Purchased Power Agreement terminates prior to its scheduled termination, and if at that time there is a positive amount in the Balance Account, Great Bay is obligated to refund that amount to UNITIL. Management believes it is not probable that either party will terminate this contract prior to the end of its initial term.

     To secure the obligations of Great Bay under the UNITIL Purchased Power Agreement, including the obligation to repay UNITIL the amount in the Balance Account, the UNITIL Purchased Power agreement grants UNITIL a mortgage on Great Bay's interest in the Seabrook Project. This mortgage may be subordinated to first mortgage financing of up to a maximum amount of $80,000,000. The UNITIL Power Purchase Agreement further provides that UNITIL's mortgage will rank pari passu with other mortgages that may hereafter be granted by Great Bay to other purchasers of power from Great Bay to secure similar obligations, provided that
(i) the maximum amount of indebtedness secured by the first mortgage on the Seabrook Interest may not exceed $80,000,000 and (ii) the combined total of all second mortgages on the Seabrook Interest may not exceed the sum of (a) $80,000,000 less the total amount of Great Bay's debt then outstanding, which is secured by a first mortgage plus (b) $57,000,000.

     On February 6, 2001, Great Bay executed a Purchase Power Agreement with Select whereby Great Bay will sell 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. Millstone is a nuclear power plant located in Connecticut. The term of this agreement is April 1, 2001 through December 31, 2001. Delivery of power from either company is contingent on each of the units operating at certain capacity.

     As part of the agreement, Select made a prepayment of $3.7 million to Great Bay in February 2001 and a second prepayment of $3.3 million is required in March 2001. Great Bay is compensating Select for the prepayments by (i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and (ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment has been repaid. In order to collateralize the transaction, Great Bay and Little Bay have each provided Select with a mortgage lien and security interest in their respective interests in the Seabrook Project. Once Great Bay has repaid Select, the mortgage liens and security interests will be released and there will be no price differential in exchanging power throughout the remaining terms of the agreement.

7.  PECO ENERGY COMPANY SERVICES AGREEMENT AND WARRANT AGREEMENT

     Great Bay and PECO Energy Company ("PECO") entered into a Services Agreement as of November 3, 1995, pursuant to which PECO was appointed as Great Bay's exclusive agent to market and sell Great Bay's uncommitted portion of electricity generated by the Seabrook Project. In June 1998, Great Bay and PECO terminated the power marketing agreement between the companies and Great Bay paid PECO approximately $2.5 million. During the quarter ended June 30, 1998, Great Bay made an approximate $2.5 million charge to income for this expense. This expense is reflected in administrative and general expenses in the accompanying 1998 Consolidated Statement of Income.

8.  STOCK OPTION PLAN

     On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "Plan"), which received shareholder approval at the Company's annual meeting on April 16, 1996. The purpose of the Plan is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company's future growth and success. Options granted pursuant to the Plan may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or nonstatutory options which are not intended to meet the requirements of Section
422. The Plan is administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to shareholder approval in certain instances. In July 1999, the Board of Directors increased the

                             BAYCORP HOLDINGS, LTD.

number of shares reserved for issuance under the Plan from 600,000 to 900,000 shares, subject to stockholder approval. The Company's stockholders approved that increase in May 2000.

     The Company accounts for the plan under APB Opinion No. 25, and as such no compensation cost has been recognized as the options are granted at Fair Market Value.

     On December 3, 1998, the Board of Directors of the Company voted to reprice all of the outstanding options of the Company, at that date, as the then outstanding options were "out of the money." The Board of Directors determined that the then outstanding options no longer had the desired motivational effect or compensatory benefit for the employees. The repricing of the options was based on the current market value of the stock as of December 18, 1998. Simultaneously with the repricing, 139,583 existing options were forfeited.

     FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation' (FIN 44), effective July 1, 2000 and applied prospectively (except for direct or indirect option repricings and the definition of an employee in which case the effective date is December 15, 1998), addresses compensation issues regarding the definition of an employee, modifications to plan awards, changes in grantee status, business combinations and share repurchase features. For transactions subject to the December 15, 1998 effective date, no compensation expense recognized for the period between December 15, 1998 and July 1, 2000. FIN 44 requires variable accounting when direct or indirect reductions of the exercise price occur. During 2000 the Board of Directors of the Company accelerated the vesting period of the options held by certain employees of the Company. In accordance with FIN 44, the Company recorded the expense related to the repriced and the accelerated options with the total credit of $105,000 being recorded in equity.

     Had compensation cost for the Plan been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                                        2000       1999        1998
                                                      --------    -------    --------
                                                          (DOLLARS IN THOUSANDS)
Net Loss: As Reported...............................  $(15,669)   $(4,740)   $ (6,769)
     Pro Forma......................................   (16,780)    (5,146)     (7,050)
Earnings Per Share (Basic and Diluted) As             $  (1.89)   $ (0.58)   $  (0.82)
  Reported..........................................
     Pro Forma......................................     (2.02)     (0.63)      (0.86)

     A summary of the Company's stock option plan at December 31, 2000, 1999 and 1998, and changes during the years then ended, is presented in the table and narrative below:

                                   2000                      1999                      1998
                            -------------------    -------------------------    -------------------
                                       WTD AVG                   WTD AVG                   WTD AVG
                             SHARES    EX PRICE     SHARES       EX PRICE        SHARES    EX PRICE
                            --------   --------    --------   --------------    --------   --------
Outstanding at beginning     700,917                417,417                      505,000
  of year.................              $5.36                     $4.92                     $8.05
Granted...................   132,400    $9.40       323,500   $2.88 to $6.88      52,000    $4.25
Exercised.................  (102,316)   $5.01       (40,000)      $4.90               --
Forfeited.................   (20,000)   $4.75            --                     (139,583)   $8.65
Expired...................        --                     --                           --
Outstanding at end of        711,001                700,917                      417,417
  year....................              $6.14                     $5.36                     $4.92
Exercisable at end of        571,668                476,005                      322,849
  year....................              $5.86                     $4.92                     $4.97
Weighted average fair
  value of options
  granted.................              $6.85                     $3.66                     $1.29

                             BAYCORP HOLDINGS, LTD.

     The 711,001 options outstanding at December 31, 2000 have exercise prices between $2.88 and $12.69, with a weighted average exercise price of $6.14, and a remaining weighted average contractual life of 5.21 years.

     The 700,917 options outstanding at December 31, 1999 have exercise prices between $2.88 and $6.88, with a weighted average exercise price of $5.36, and a remaining weighted average contractual life of 5.8 years.

     The 417,417 options outstanding at December 31, 1998 had exercise prices between $4.90 and $7.25, with a weighted average exercise price of $4.92 and a remaining weighted contractual life of 5 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998 respectively: weighted average risk-free interest rates of 6.4%, 5.5% and 4.7%; expected dividend yields of 0 %; and expected live of seven years and expected volatility of 71%, 54% and 31%, respectively.

9.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133, as amended by SFAS No. 137, was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company has taken an inventory of its contracts and identified the forward sale and purchase contracts that are currently marked to market in accordance with EITF 98-10, as derivatives under SFAS No. 133. The Company did not identify any other contracts to be derivatives under SFAS No.
133. The Company will continue to mark to market its forward sale and purchase contracts in accordance with EITF 98-10 and EITF 00-17 and thus the adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position or results of operations.

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

                             BAYCORP HOLDINGS, LTD.

11.  COMMITMENTS AND CONTINGENCIES

     BayCorp and its wholly owned subsidiaries currently lease office space under noncancelable operating leases. Rental expense under operating lease agreements for the years ended December 31, 2000 and 1999 was $78,747 and $96,500, respectively.

     Future minimum commitments for operating leases as of December 31, 2000 are as follows:

YEAR ENDING                                                   OPERATING LEASES
-----------                                                   ----------------
December 31, 2001...........................................      $151,375
December 31, 2002...........................................       151,375
December 31, 2003...........................................       113,065
December 31, 2004...........................................        74,755
December 31, 2005...........................................        43,607
                                                                  --------
Total.......................................................      $534,177
                                                                  ========

12.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date. Prior-year financial statements are presented in conformance with the equity method of accounting. Prior to the deconsolidation, the Company recognized its share of the losses of HoustonStreet in the consolidated financial statements. Summarized financial information for the Company's investment in HoustonStreet, as accounted by the equity method, is as follows:

HoustonStreet

                                                                2000           1999
                                                             -----------    ----------
Total assets...............................................  $11,958,624    $2,984,415
Total liabilities..........................................   15,395,770     6,201,372
Net sales..................................................      523,393        59,186
Net loss...................................................  (40,046,837)   (3,396,957)
Company's equity in net loss...............................  (22,258,967)   (3,396,957)

     During 2000, the Company loaned $7,000,000 to HoustonStreet. Due to the continuous losses at HoustonStreet, the Company wrote down its equity investment in HoustonStreet and subsequently its loan and receivable from HoustonStreet. As of December 31, 2000, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet. A reconciliation from the beginning of the year carrying value to the carrying value as of December 31, 2000 is as follows:

Carrying value at December 31, 1999.........................  $(3,216,957)
Company's equity in HoustonStreet net loss for the period
  ended
  December 4, 2000..........................................  (22,258,967)
Loan to HoustonStreet.......................................    7,000,000
Receivables due from HoustonStreet..........................      569,766
Gain on deconsolidation at December 4, 2000.................   17,906,158
                                                              -----------
     Carrying value of Investment at December 31, 2000......  $         0
                                                              ===========

                             BAYCORP HOLDINGS, LTD.

13.  SUBSEQUENT EVENTS

     Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 5, 2001, the Seabrook Project began experiencing interruptions of the connections to the 345 kV transmission system due to icing from a severe winter storm that resulted in the plant automatically tripping offline. During this shutdown, a problem was identified with the steam-driven emergency feedwater pump and plant chemistry personnel detected the presence of chlorides in the condenser hotwells, indicating leakage of seawater into the condenser. Repair of the emergency feedwater pump was completed allowing the plant to return on-line on March 15, 2001. Power was limited to approximately 70% while plant personnel continued to repair the condenser leakage. On March 19, 2001, plant operators identified a problem with the main turbine valve control system requiring that the plant be taken off-line. After repairs were completed, the plant was placed on-line on March 22, 2001 and power was increased to approximately 70%. The plant reached full power on March 25, 2001.

     Management believes the plant will operate at historical levels and believes that it will be able to fulfill its obligations with respect to the agreement with Select. As mentioned previously, if this does not happen, the Company will be required to raise additional funding.

     On March 22, 2001, HoustonStreet received commitments to receive up to approximately $3.9 million in additional funding, including $900,000 from BayCorp. Although HoustonStreet has received some of the funding, until the closing of the financing, there can be no assurance that HoustonStreet will receive the balance of the committed funds. This financing involves the sale by HoustonStreet of senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units."

     In March 2001, BayCorp entered into discussion with HoustonStreet involving the conversion of BayCorp's $7.0 million loan made in September 2000, together with approximately $1.0 million in accrued interest and penalties on the note and past due management fees, into approximately $8.0 million of HoustonStreet Series C Units. There can be no assurance that this proposed refinancing will be successfully completed. The loan, accrued interest and receivables from HoustonStreet had been written down to zero at December 31, 2000, and as such, the conversion of these amounts will have no accounting impact.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAYCORP HOLDINGS, LTD.

March 30, 2001
                                          By:    /s/ FRANK W. GETMAN JR.
                                            ------------------------------------
                                                    Frank W. Getman Jr.
                                                         President

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

                   SIGNATURE                                      TITLE                       DATE
                   ---------                                      -----                       ----

            /s/ FRANK W. GETMAN JR.               President, Director and Chief          March 30, 2001
------------------------------------------------  Executive Officer (principal
              Frank W. Getman Jr.                 executive officer, principal
                                                  financial officer and principal
                                                  accounting officer)

            /s/ ALEXANDER ELLIS III               Director                               March 30, 2001
------------------------------------------------
              Alexander Ellis III

           /s/ STANLEY I. GARNETT II              Director                               March 30, 2001
------------------------------------------------
             Stanley I. Garnett II

             /s/ MICHAEL R. LATINA                Director                               March 30, 2001
------------------------------------------------
               Michael R. Latina

            /s/ LAWRENCE M. ROBBINS               Director                               March 30, 2001
------------------------------------------------
              Lawrence M. Robbins

            /s/ JOHN A. TILLINGHAST               Director                               March 30, 2001
------------------------------------------------
              John A. Tillinghast

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
 3.1      Certificate of Incorporation of BayCorp Holdings, Ltd. (1)
 3.2      By-laws of BayCorp Holdings, Ltd. (1)
10.1      Agreement Between Bangor Hydro-Electric Company, Central
          Maine Power Company, Central Vermont Public Service
          Corporation, Fitchburg Gas and Electric Light Company, Maine
          Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20,
          1986.(2)
10.2      Limited Guaranty by Eastern Utilities Associates of
          Decommissioning Costs in favor of Joint Owners of the
          Seabrook Project, dated May 5, 1990.(2)
10.3      Composite Agreement for Joint Ownership, Construction and
          Operation of New Hampshire Nuclear Units, as amended, dated
          November 1, 1990.(2)
10.4      Seventh Amendment to and Restated Agreement for Seabrook
          Project Disbursing Agent as amended through and including
          the Second Amendment, by and among North Atlantic Energy
          Service Corporation, Great Bay Power Corporation and other
          Seabrook Project owners, dated November 1, 1990.(2)
10.5      Seabrook Project Managing Agent Operating Agreement by and
          among the North Atlantic Energy Service Corporation, Great
          Bay Power Corporation and parties to the Joint Ownership
          Agreement, dated June 29, 1992.(2)
10.6      Settlement Agreement by and among EUA Power Corporation,
          Eastern Utilities Associates and the Official Bondholders'
          Committee, dated November 18, 1992.(2)
10.7      Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated April 26, 1993.(2)
10.8      Power Purchase Option Agreement between UNITIL Power
          Corporation and Great Bay Power Corporation, dated December
          22, 1993.(2)
10.9      Second Mortgage and Security Agreement between UNITIL Power
          Corporation and Great Bay Power Corporation, dated December
          22, 1993.(2)
10.10     Third Mortgage and Security Agreement between UNITIL Power
          Corporation and Great Bay Power Corporation, dated December
          22, 1993.(2)
10.11     Registration Rights Agreement between Great Bay Power
          Corporation and the Selling Stockholders, dated April 7,
          1994.(2)
10.12     Amendment to Registration Rights Agreement between Great Bay
          Power Corporation and the Selling Stockholders, dated
          November 23, 1994.(2)
10.13     Stock and Subscription Agreement among Great Bay Power
          Corporation and the Selling Stockholders, dated April 7,
          1994.(2)
10.14     Acknowledgement and Amendment to Stock and Subscription
          Agreement, dated November 23, 1994.(2)
10.15     Settlement Agreement by and among Great Bay Power
          Corporation, the Official Bondholders' Committee and the
          Selling Stockholders, dated September 9, 1994.(2)
10.16     Letter Agreement, dated December 20, 1994, between Great Bay
          Power Corporation and the Selling Stockholders amending
          Registration Rights Agreement, as previously amended on
          November 23, 1994.(2)
10.17     Letter Agreement, dated March 29, 1995, between Great Bay
          Power Corporation and the Selling Stockholders amending
          Registration Rights Agreement, as previously amended on
          November 23, 1994 and December 20, 1994.(2)
10.18     1996 Stock Option Plan of BayCorp Holdings, Ltd.(1)(4)
10.19     Employment Agreement between Frank W. Getman Jr. and BayCorp
          Holdings, Ltd., dated May 25, 2000.(4)(11)
10.20     Employment Agreement between Frank W. Getman Jr. and
          HoustonStreet Exchange, Inc., dated September 1,
          2000.(4)(11)
10.21     Incentive Stock Option Agreement, dated as of August 1,
          1995, by and between Frank W. Getman Jr. and Great Bay Power
          Corporation.(4)(6)

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
10.22     Incentive Stock Option Agreement, dated as of September 17,
          1996, by and between Frank W. Getman Jr. and Great Bay Power
          Corporation.(4)(7)
10.23     Incentive Stock Option Agreement, dated July 30, 1999, by
          and between Frank W. Getman Jr. and BayCorp Holdings,
          Ltd.(4)(10)
10.24     1999 Stock Incentive Plan of HoustonStreet Exchange,
          Inc.(4)(10)
10.25     Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and
          HoustonStreet Exchange, Inc. (first of two identically
          titled and dated agreements).(4)(10)
10.26     Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and
          HoustonStreet Exchange, Inc. (second of two identically
          titled and dated agreements).(4)(10)
10.27     Asset Purchase Agreement by and between Montaup Electric
          Company and Great Bay Power Corporation, dated as of June
          24, 1998.(8)
10.28     Assignment by and between Great Bay Power Corporation and
          Little Bay Power Corporation dated as of August 28, 1998.(9)
10.29     Escrow Agreement by and between Little Bay Power Corporation and Citizens Bank New Hampshire dated November 10, 1999.(9)
10.30     Series A Convertible Preferred Stock Purchase Agreement
          dated as of February 2, 2000, as amended, by and among
          HoustonStreet Exchange, Inc. and the Purchasers (as defined therein).(10)
10.31     Amended and Restated Stockholders' Voting Agreement dated as of March 6, 2000 by and among BayCorp Holdings, Ltd. and the
          Purchasers (as defined therein).(10)
10.32     Investor Rights Agreement dated as of February 2, 2000, as amended, by and among HoustonStreet Exchange, Inc., BayCorp
          Holdings, Ltd. and the Purchasers (as defined therein).(10)
10.33     Rights of First Refusal and Co-Sale Agreement dated as of
          February 2, 2000, by and among HoustonStreet Exchange, Inc.
          and the Purchasers (as defined therein).(10)
10.34     Form of Omnibus Signature Page dated as of March 6, 2000
          relating to the four preceding exhibits.(10)
10.35     Purchase Power Agreement between Great Bay Power Corporation and Select Energy, Inc., dated February 6, 2001.(11)
10.36     Mortgage and Security Agreement between Great Bay Power
          Corporation and Select Energy, Inc., dated February 6,
          2001.(11)
10.37     Mortgage and Security Agreement between Little Bay Power
          Corporation and Select Energy, Inc., dated February 6,
          2001.(11)
21.1      List of Subsidiaries of BayCorp Holdings, Ltd.(11)
23.1      Consent of Arthur Andersen LLP.(11)

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

 (7) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 26, 1997 and incorporated herein by reference.

 (8) Filed as an exhibit to the Quarterly Report on Form 10-Q of BayCorp Holdings, Ltd. for the quarter ended June 30, 1998 (File No. 1-12527) on August 13, 1998 and incorporated herein by reference.

 (9) Filed as an exhibit to the Current Report on Form 8-K of BayCorp Holdings, Ltd. (File No. 1-12527) dated November 19, 1999 and filed on December 3, 1999 and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 30, 2000 and incorporated herein by reference.

(11) Filed as an exhibit to this Annual Report on Form 10-K.