Form 10-Q
period 2001-03-31
BAYCORP HOLDINGS LTD
filed 2001-05-14
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                        March 31, 2001

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

Yes   X     No
    -----     -----
                 Class                           Outstanding at May 7, 2001
---------------------------------------          --------------------------
Common Stock, $0.01 Par Value per Share                   8,519,316

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
             - Three Months Ended March 31, 2001 and 2000 ....................          3

         Consolidated Balance Sheets at March 31, 2001
             and December 31, 2000 ...........................................        4-5

         Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2001 and 2000 ......................          6

         Notes to Financial Statements .......................................          7

         Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations: ......................................      13-16

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk          16

PART II - OTHER INFORMATION:


         Item 6 - Exhibits and Reports on Form 8-K ...........................         16

         Signature ...........................................................         17

         Exhibit Index .......................................................         18

                             BAYCORP HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                            Three Months Ended   Three Months Ended
                                                              March 31, 2001       March 31, 2000
                                                            ------------------   ------------------
Operating Revenues                                             $    19,267          $    14,484

Operating Expenses
  Production                                                         5,426                5,683
  Transmission                                                         264                  233
  Purchased Power                                                   13,738                1,878
  Unrealized (Gain) Loss on Firm Energy Trading Contracts           (6,314)               4,130
  Administrative & General                                           1,815                1,574
  Depreciation & Amortization                                          997                  993
  Taxes other than Income                                              963                1,114
                                                               -----------          -----------
      Total Operating Expenses                                      16,889               15,605
Operating Income (Loss)                                              2,378               (1,121)

Other (Income) Deductions:
  Interest and Dividend Income                                        (170)                 (85)
  Decommissioning Cost Accretion                                       815                  908
  Decommissioning Trust Fund Income                                   (352)                (295)
  Equity Loss in HoustonStreet Investment                              450                2,397
  Other Income (Deductions)                                             62                 (235)
                                                               -----------          -----------
      Total Other Deductions                                           805                2,690
Income (Loss) Before Income Taxes                                    1,573               (3,811)

Income Taxes                                                             0                    0
                                                               -----------          -----------

Net Income (Loss)                                                    1,573               (3,811)

Other Comprehensive Income, Net of Tax
  Unrealized Gain (Loss) on Securities                                  37                 (272)
                                                               -----------          -----------
Comprehensive Income (Loss)                                    $     1,610          ($    4,083)
                                                               ===========          ===========
Weighted Average Shares Outstanding                              8,334,264            8,269,932
Basic and Diluted Income (Loss) Per Share                      $      0.19          ($     0.46)

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                       March 31,      December 31,
                                                          2001            2000
                                                       ---------      ------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                              $   8,310       $   9,071
  Restricted Cash - Escrow                                   228           2,016
  Short-term Investments, at market                            0           3,022
  Accounts Receivable                                      5,489           3,131
  Materials & Supplies, net                                4,906           4,760
  Prepayments & Other Assets                               2,738           1,135
                                                       ---------       ---------
      Total Current Assets                                21,671          23,135

Property, Plant & Equipment and Fuel:
  Utility Plant Assets                                   111,855         111,491
  Non-Utility Plant Assets                                   104             104
                                                       ---------       ---------
  Total Property, Plant & Equipment                      111,959         111,595
  Less: Accumulated Depreciation                         (20,691)        (19,776)
                                                       ---------       ---------
  Net Property, Plant & Equipment                         91,268          91,819

  Nuclear Fuel                                            18,431          18,348
  Less: Accumulated Amortization                          (8,991)         (7,956)
                                                       ---------       ---------
  Net Nuclear Fuel                                         9,440          10,392

      Net Property, Plant & Equipment and Fuel           100,708         102,211

Other Assets:
  Decommissioning Trust Fund                              29,155          28,146
  Deferred Debits & Other                                    104             102
                                                       ---------       ---------
      Total Other Assets                                  29,259          28,248

Equity Investment in HoustonStreet Exchange, Inc.              0               0

TOTAL ASSETS                                           $ 151,638       $ 153,594
                                                       =========       =========

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                      March 31,      December 31,
                                                        2001            2000
                                                      ---------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses               $   1,880       $   8,187
  Miscellaneous Current Liabilities                      16,156          14,665
                                                      ---------       ---------
          Total Current Liabilities                      18,036          22,852

Operating Reserves:
  Decommissioning Liability                              72,433          71,618
  Miscellaneous Other                                       470             470
                                                      ---------       ---------
          Total Operating Reserves                       72,903          72,088

Other Liabilities & Deferred Credits                      7,549           7,115



Commitments & Contingencies


Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,519,316                     86              86
   Less: Treasury Stock - 185,052 shares at cost         (1,396)         (1,396)
   Additional Paid-in Capital                            92,934          92,934
   Accumulated Other Comprehensive Income                   355             318
   Accumulated Deficit                                  (38,829)        (40,403)
                                                      ---------       ---------
          Total Stockholders' Equity                     53,150          51,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 151,638       $ 153,594
                                                      =========       =========

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                    Three Months      Three Months
                                                                        Ended             Ended
                                                                   March 31, 2001    March 31, 2000
                                                                   --------------    --------------
Net cash flow from operating activities:
    Net income (loss)                                                 $  1,573          ($ 3,811)
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
         Equity loss in HoustonStreet investment                           450             2,397
         Depreciation and amortization                                     914               986
         Amortization of nuclear fuel                                    1,035             1,242
         Unrealized (gain) loss on firm energy trading contracts        (6,314)            4,130
         Decommissioning trust accretion                                   815               908
         Decommissioning trust interest and other charges                 (354)             (294)
         Increase in accounts receivable                                (2,358)             (497)
         Increase in materials & supplies                                 (146)             (277)
         Increase in prepaids and other assets                          (1,605)           (1,381)
         Decrease in accounts payable                                   (6,308)             (159)
         Increase in taxes accrued                                         155                 0
         Increase in other liabilities                                   8,086               130
                                                                      --------          --------
Net cash (used in) provided by  operating activities                    (4,057)            3,374

Net cash flows from investing activities:
  Capital additions                                                       (364)             (632)
  Nuclear fuel additions                                                   (83)           (1,877)
  Payments to decommissioning fund                                        (654)             (441)
  Investment in HoustonStreet                                             (450)                0
  Short term investments, net                                            3,059             4,043
                                                                      --------          --------
Net cash provided by investing activities                                1,508             1,093

Net cash from financing activities:
  Stock option exercise                                                      0               215
  Other investments                                                          0                 0
                                                                      --------          --------
Net cash provided by financing activities                                    0               215

Net  (decrease) increase in cash and cash equivalents                   (2,549)            4,682
Cash and cash equivalents, beginning of period                          11,087             5,549
                                                                      --------          --------
Cash and cash equivalents, end of period                              $  8,538          $ 10,231
                                                                      ========          ========




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.



                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

         BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp has two wholly owned subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). In addition, BayCorp owns a 45.9% equity interest in HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based energy trading and information business. The Company accounts for HoustonStreet under the equity method.

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

         On October 10, 2000, the Company entered into an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the upcoming auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations. The auction is expected to begin in the third quarter of 2001 with a closing expected in the second quarter of 2002. The timing of the auction is principally controlled by the New Hampshire Public Utilities Commission as part of the move to electricity deregulation in New Hampshire. Therefore, there can be no assurances regarding the timing of the auction or the closing.

         HoustonStreet developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy traders. Currently, HoustonStreet offers online trading exchanges for electricity and crude oil and refined products. HoustonStreet is developing an interconnection with EnronOnline, a global Internet-based transaction system for wholesale energy and other commodities whereby North American electricity and natural gas prices posted on EnronOnline will automatically be posted on HoustonStreet. HoustonStreet has continued to develop its platform for trading natural gas and anticipates that it will launch the natural gas platform at approximately the same time as the anticipated interconnection with EnronOnline. HoustonStreet expects the interconnection with EnronOnline will go live in the second quarter of 2001. BayCorp remains the largest stockholder in HoustonStreet with an equity interest of 45.9% as of March 31, 2001.

                             BAYCORP HOLDINGS, LTD.



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 as filed in Form 10-K, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

         Accumulated other comprehensive income and the current period charge are as follows:

                                              Unrealized         Accumulated
                                                Income       Other Comprehensive
                                             on Securities         Income
         Beginning Balance                     $318,032           $318,032
         Current Period Charge                   37,515             37,515
                                               --------           --------
         Ending Balance                        $355,547           $355,547
                                               ========           ========

         The Company utilizes unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. Effective January 1, 1999, Great Bay adopted Emerging Issues Task Force Issue ("EITF") No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy-trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The Company is marking the related contracts to market based on the estimated contract replacement value at each balance sheet date. The Company had net unrealized losses included in accrued expenses of approximately $6,565,300 and $12,879,400, as of March 31, 2001 and December 31, 2000, respectively. The net change in unrealized loss on firm forward contracts for the first quarter ended March 31, 2001 was a gain of $6,314,100 and for the quarter ended March 31, 2000, the change was a loss of $4,130,000, included in the accompanying consolidated statements of income.

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

                             BAYCORP HOLDINGS, LTD.




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

         Because Great Bay and Little Bay are EWG's, they are not subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under PUHCA. In order to maintain their EWG status, Great Bay and Little Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay and Little Bay, their combined 15% joint ownership interest in the Seabrook Project comprises an "eligible facility."

Utility Deregulation; Public Controversy Concerning Nuclear Power Plants

         The New Hampshire Public Utilities Commission ("NHPUC") and the regulatory authorities with jurisdiction over utilities in New Hampshire and state legislatures of several other states in which Great Bay and Little Bay sell electricity are considering or are implementing initiatives relating to the deregulation of the electric utility industry. Simultaneously with the deregulation initiatives occurring in each of the New England states, the New England Power Pool ("NEPOOL") restructured to create and maintain open, non-discriminatory, competitive, unbundled markets for energy, capacity, and ancillary services. All of the deregulation initiatives open electricity markets to competition in the affected states. While Great Bay and Little Bay believe they are low-cost producers of electricity and will benefit from the deregulation of the electric industry, it is not possible to predict the impact of these various initiatives on the companies.

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

                             BAYCORP HOLDINGS, LTD.




proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

         New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During March 2000, the NDFC issued an order that adjusted the decommissioning collection period and funding levels as if decommissioning would begin in 2015 and the decommissioning fund would be fully funded by 2015. The current estimated cost to decommission the Seabrook Project (based on the NDFC Docket 2000-1, as updated by NDFC Order No. 5 in January 2001) is approximately $609.4 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 14-year life for the facility and a future cost escalation rate of 4%.

         The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 17, 2000, the FASB issued a "Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets." On June 30, 2000, the proposed statement was issued by the FASB. The final statement is expected to be issued by the fourth quarter of 2001. Great Bay and Little Bay's accounting for decommissioning is based on the FASB's original tentative conclusions. The proposed statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The proposed statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. Upon adoption, the proposed statement would be effective for financial statements issued for fiscal years beginning after December 15, 2001.

         The proposed statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the proposed statement is adopted, Great Bay and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 2001. Great Bay and Little Bay have not quantified the impact, if any, that the proposed statement will have on the consolidated financial statements.

         Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2000, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the March 2000 NDFC study, with decommissioning

                             BAYCORP HOLDINGS, LTD.




expenditures starting in 2013 and being completed in 2042, was $217.2 million, which discounted at an average rate of 4.75% to December 31, 2000, represented a liability of $71.6 million. As of March 31, 2001 this liability was $72.4 million as reflected in the accompanying balance sheet. In accordance with the original exposure draft the companies record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

         Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanying consolidated statements of income was $815,000 and $908,000 for the quarters ended March 31, 2001 and March 31, 2000, respectively.

         Funds collected by the Seabrook Project for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $158,200 as of March 31, 2001.

         Although the owners of the Seabrook Project are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

         In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the staff of the NRC found that Great Bay complies with the decommissioning funding assurance requirements. In July 1998, the staff of the NRC notified Great Bay in July 1998 of the staff's determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations.

         In response to the obligations imposed on the other Joint Owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $2.6 million in 2001 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup Electric Company ("Montaup"), the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses. As of March 31, 2001, the fair market value of the Little Bay decommissioning account was approximately $13 million.

         On November 15, 1992, Great Bay, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities Associates ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement,

                             BAYCORP HOLDINGS, LTD.




EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

NOTE D - INVESTMENT IN HOUSTONSTREET

         As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet and is presenting this investment on the equity method. Prior year financial statements are presented on a comparative basis. As BayCorp's investment in HoustonStreet is negative, the Company has suspended the recognition of additional losses as of that date. Summarized financial information for the Company's investment in HoustonStreet is as follows:

         HoustonStreet:

                                              Quarter ended           Year ended            Year ended
                                              March 31, 2001      December 31, 2000     December 31, 1999
         Total assets                         $  8,689,493          $ 11,958,624          $  2,984,415
         Total liabilities                      16,041,563            15,395,770             6,201,372
         Net sales                                 368,908               523,393                59,186
         Net loss                               (3,914,828)          (40,046,837)           (3,396,957)
         Company's equity in net loss           (1,796,906)          (22,258,967)           (3,396,957)

         During 2000, the Company loaned $7,000,000 to HoustonStreet at an annual interest rate of 10%. Due to continued losses at HoustonStreet, the Company wrote down its equity investment in HoustonStreet and subsequently its loan and receivable from HoustonStreet. As of March 31, 2001, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet.

         In March 2001, HoustonStreet received commitments to receive approximately $4,035,700 in additional funding in two installments. Commitments for the initial closing were approximately $2,928,200. As of March 31, 2001, HoustonStreet had received approximately $1,132,800 of the committed funds, including $450,000 from BayCorp. As of April 13, 2001, HoustonStreet had received the balance of the committed funds, or approximately $1,795,400. Commitments for the second closing are approximately $1,107,500. This financing involved the sale by HoustonStreet of senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units."

         In April 2001, BayCorp converted the $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into approximately $8,000,000 of HoustonStreet Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts will have no accounting impact on BayCorp.

                             BAYCORP HOLDINGS, LTD.




NOTE E - EQUITY

         BayCorp has never paid cash dividends on its common stock and currently expects that it will retain all of its future earnings and does not anticipate paying a dividend in the foreseeable future.

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

         The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company has taken an inventory of its contracts and identified the forward sale and purchase contracts that are currently marked to market in accordance with EITF 98-10, as derivatives under SFAS No. 133. The Company did not identify any other contracts to be derivatives under SFAS No.
133. The company will continue to mark to market its forward sale and purchase contracts in accordance with EITF 98-10 and EITF 00-17. The adoption of SFAS No.133 did not have an impact on the Company's financial position or results of operations.

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

Results of Operations: First Quarter of 2001 Compared to the First Quarter of
2000

Operating Revenues

         BayCorp's operating revenues increased by approximately $4,783,000, or 33%, to $19,267,000 in the first quarter of 2001 as compared to $14,484,000 in the first quarter of 2000. This increase in operating revenues was primarily attributable to a significant increase in selling prices during the first quarter of 2001 as compared to the first quarter of 2000. During the first quarter of 2001, Great Bay's

                             BAYCORP HOLDINGS, LTD.




average selling price increased 43.4%, to 4.92 cents per kilowatt-hour ("kWh"), as compared to an average selling price of 3.43 cents per kWh for the same period in 2000. The benefit of the increase in average selling price was partially offset by a decrease in the capacity factor at the Seabrook Project to 50.8% for the first quarter of 2001 as compared to 96% for the first quarter of 2000. Sales of electricity decreased by approximately 6.4% to 390,766,900 kWhs in the first quarter of 2001 as compared to 417,336,240 kWhs in the first quarter of 2000. The Seabrook Project refueling outage that began in October 2000 was extended when damage to one of the plant's emergency diesel generators occurred, requiring an extensive repair effort. The Seabrook Project returned to full power on February 1, 2001. The Seabrook Project also had an unscheduled outage during March 2001. During these outages, Great Bay purchased replacement power to cover its firm contracts, while continuing to pay its share of operational and outage related costs.

Expenses

         Production and transmission expenses decreased approximately $226,000, or 3.8%, to $5,690,000 in the first quarter of 2001 as compared to $5,916,000 in the first quarter of 2000. This reduction was primarily attributable to a reduction in spent fuel disposal costs during the first quarter of 2001 as compared to the first quarter of 2000. Purchased power costs increased approximately $11,860,000 in the first quarter of 2001 as compared to the first quarter of 2000. Great Bay purchased replacement power to cover its firm contracts during the unscheduled outages in the first quarter of 2001 and the first quarter of 2000. The significantly lower capacity factor in the first quarter of 2001 as compared to the first quarter of 2000 made it necessary for Great Bay to purchase more power to cover these contracts in the first quarter of 2001 as compared to the first quarter of 2000. Administrative and general expenses increased approximately $241,000, or 15%, to $1,815,000 in the first quarter of 2001 compared to $1,574,000 in the first quarter of 2000. This increase was primarily attributable to increased administrative and general expenses at the Seabrook Project during the first quarter of 2001 as compared to the first quarter of 2000. Taxes other than income decreased approximately $151,000, or 13.6%, during the first quarter of 2001 as compared to the same period in 2000. This decrease was primarily attributable to reduced property tax expenses in the first quarter of 2001 as compared to the first quarter of 2000. This was a result of settlement agreements made with certain towns to reduce the assessed value of the Seabrook Project.

         In the first quarter of 2001, Great Bay recorded unrealized gains on forward firm energy contracts of $6,314,000 as compared to unrealized losses on forward firm energy contracts of $4,130,000 in the first quarter of 2000. The unrealized gain in the first quarter of 2001 as compared to the unrealized loss for the same period in 2000 was primarily the result of the Company's decision to reduce its firm forward sales commitments given the upcoming auction of the Seabrook Project. Reducing firm forward sales has the effect of reducing the Company's exposure to increased forward power prices. Also contributing to the gain were relatively stable forward power prices in the first quarter of 2001 as compared to the significant increase in forward prices experienced during the same period in 2000. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10. EITF 98-10 requires energy-trading contracts to be recorded at fair market value on the balance sheet, with the changes in fair value included in earnings.

         Interest income increased approximately $85,000 primarily due to interest earned on higher cash balances during the first quarter of 2001 as compared to cash balances during the first quarter of 2000. Decommissioning cost accretion decreased $93,000, or 10.2%, and decommissioning trust fund income increased $57,000, or 18.3%, in the first quarter of 2001 as compared to the same period in 2000. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and

                             BAYCORP HOLDINGS, LTD.




decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. In the first quarter of 2001, the Company had other deductions of approximately $62,000 as compared to other income of approximately $235,000 in the first quarter of 2000. In the first quarter of 2001, Seabrook utilized certain equipment from Unit 2 that was previously written off.

         Equity loss in HoustonStreet was $450,000 in the first quarter of 2001 as compared to approximately $2,397,000 in the first quarter of 2000. During the quarter ended March 31, 2000, the Company had a majority ownership interest in HoustonStreet and recorded a loss in subsidiary of approximately $2,397,000. HoustonStreet was deconsolidated from BayCorp for accounting purposes in December 2000, the month in which BayCorp's equity interest in HoustonStreet first dropped below 50%. During the quarter ended March 31, 2001, BayCorp invested $450,000 in HoustonStreet and recorded this as an equity loss in HoustonStreet for the period.

Net Income (Loss)

         As a result of the above factors, during the first quarter of 2001, the Company recorded net income of $1,573,000, or approximately $0.19 per basic and diluted share, as compared to a net loss of approximately $3,811,000, or $0.46 per basic and diluted share, during the first quarter of 2000.

Liquidity and Capital Resources

         As of March 31, 2001, BayCorp's cash position was approximately $8,538,200 in cash, cash equivalents and restricted cash. BayCorp's cash generation for the quarter ended March 31, 2001 was less than the ongoing cash requirements of the Company during this period primarily due to the unscheduled outages at the Seabrook Project during the first quarter of 2001. The Company may continue to incur cash deficits. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company to meet its future cash requirements. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease from current levels, BayCorp or Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

         BayCorp's cash and short-term investments decreased approximately $5,570,000 during the first quarter of 2001. The Company had net income of approximately $1,573,000. This net income included a non-cash gain of approximately $6,314,000 for the unrealized gain on forward firm energy trading contracts. In addition, during the first quarter of 2001 there were cash expenditures of approximately $364,000 for capital additions, $83,000 for nuclear fuel additions and $654,000 for decommissioning fund payments. Other cash items included an increase in accounts receivable of approximately $2,358,000 due to increased sales in March 2001 as compared to sales in December 2000 when there was an outage at the Seabrook Project. An increase of approximately $1,605,000 in prepaids and other assets was primarily attributable to an increase in the prepaid amount to Seabrook used to fund Seabrook operating expenses. This increase resulted from timing differences between Seabrook funding schedules and actual expenses incurred, which often occurs during unscheduled outage periods. A decrease in accounts payable of approximately $6,308,000 was primarily attributable to payments made in the first

                             BAYCORP HOLDINGS, LTD.




quarter of 2001 for purchased power that was included in the December 31, 2000 accounts payable balance. Offsetting these cash expenditures were non-cash charges to income of approximately $914,000 for depreciation, $1,035,000 for nuclear fuel amortization and $815,000 for decommissioning trust fund accretion.

         In addition, there was an increase in miscellaneous current liabilities of approximately $8,085,000 primarily attributable to prepayments to Great Bay by Select Energy ("Select") totaling $7,000,000 during the first quarter of 2001. On February 6, 2001, Great Bay executed a Purchase Power Agreement with Select whereby Great Bay will sell 50 MWs of energy associated with the Seabrook Project to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. Millstone is a nuclear power plant in Connecticut. As part of the agreement, Select made prepayments to Great Bay of $3,700,000 in February 2001 and $3,300,000 in March 2001. Great Bay is compensating Select for the prepayments by (i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and
(ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment has been repaid.

         The Company anticipates that its share of the Seabrook Project's capital expenditures for the 2001 fiscal year will total approximately $6.7 million for nuclear fuel and various capital projects.

         The Seabrook Project from time to time experiences both scheduled and unscheduled outages and power reductions. The Company incurs losses during these periods due to the loss of operating revenues and due to the additional costs associated with outages and power reductions as well as continuing operating and maintenance expenses and depreciation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

         The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sells a portion of its physical electricity output through forward, fixed price power contracts, see Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations. The net carrying and fair value for replacing such contracts as of March 31, 2001 was $6,565,300.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) See Exhibit Index

         (b) There were no reports on Form 8-K submitted for the three months ended March 31, 2001.

                             BAYCORP HOLDINGS, LTD.




                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BAYCORP HOLDINGS, LTD.


May 14, 2001                       By: /s/ Frank W. Getman Jr.
                                       -----------------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.




                                  EXHIBIT INDEX

Exhibit No.       Description

99.1 Certain Factors That May Affect Future Results, set out on pages 21-28 of the Company's Annual Report on Form 10-K for the period ended December 31, 2000. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.