Form 10-Q
period 2001-06-30
BAYCORP HOLDINGS LTD
filed 2001-08-14
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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




              Class                               Outstanding at August 7, 2001
Common Stock, $0.01 Par Value per Share                   8,519,316

                             BAYCORP HOLDINGS, LTD.


                                      INDEX




PART I - FINANCIAL INFORMATION:
         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
         - Three and Six Months Ended June 30, 2001 and 2000.........................................           3

         Consolidated Balance Sheets at June 30, 2001
           and December 31, 2000.....................................................................           4-5

         Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2001 and 2000...................................................           6

         Notes to Financial Statements...............................................................           7

         Item 2 -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................................................           13-18

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk........................           18

PART II - OTHER INFORMATION:

         Item 4 -  Submission of Matters to a Vote of Security Holders...............................           18

         Item 6 -  Exhibits and Reports on Form 8-K..................................................           18


         Signature...................................................................................           19

         Exhibit Index...............................................................................           20

                             BAYCORP HOLDINGS, LTD.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                                  2001            2000              2001             2000
                                                              -----------      -----------      -----------       ----------
Operating Revenues                                                $19,470         $15,154           $38,737          $29,638

Operating Expenses
  Production                                                        5,513           6,103            10,939           11,786
  Transmission                                                        270             324               534              557
  Purchased Power                                                   3,589           1,863            17,327            3,741
  Unrealized (Gain) Loss on Firm Energy Trading Contracts          (7,006)          2,913           (13,320)           7,043
  Administrative & General                                          1,363           1,906             3,178            3,480
  Depreciation & Amortization                                         998             993             1,995            1,986
  Taxes other than Income                                             951           1,126             1,914            2,240
                                                                   ------             ---            ------           ------
      Total Operating Expenses                                      5,678          15,228            22,567           30,833
Operating Income (Loss)                                            13,792             (74)           16,170           (1,195)


Other (Income) Deductions:
  Interest and Dividend Income                                       (154)           (224)             (324)            (309)
  Decommissioning Cost Accretion                                      815             908             1,630            1,816
  Decommissioning Trust Fund Income                                  (408)           (338)             (760)            (633)
  Equity Loss in HoustonStreet Investment                               0           9,679               450           12,076
  Other (Income) Deductions                                            (4)           (278)               58             (514)
                                                                   ------             ---            ------           ------
      Total Other Deductions                                          249           9,747             1,054           12,436
Income (Loss) Before Income Taxes                                  13,543          (9,821)           15,116          (13,631)

Income Taxes                                                            0               0                 0                0
                                                                   ------             ---            ------           ------
Net Income (Loss)                                                  13,543          (9,821)           15,116          (13,631)

Other Comprehensive Income, Net of Tax
  Unrealized Gain (Loss) on Securities                               (249)             56              (212)            (216)
                                                                   ------             ---            ------           ------
Comprehensive Income (Loss)                                       $13,294         ($9,765)          $14,904         ($13,847)
                                                                  =======         =======           =======         ========
Weighted Average Shares Outstanding - Basic                     8,334,264       8,273,448         8,334,264        8,271,690
Weighted Average Shares Outstanding - Diluted                   8,613,602       8,273,448         8,574,208        8,271,690
Basic Net Income (Loss) Per Share                                   $1.63          ($1.19)            $1.81           ($1.65)
Diluted Net Income (Loss) Per Share                                 $1.57          ($1.19)            $1.76           ($1.65)


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                                   June 30,           December 31,
                                                                                     2001                 2000
                                                                                ----------------      -------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                                               $12,633             $9,071
  Restricted Cash - Escrow                                                                  232              2,016
  Short-term Investments, at market                                                           0              3,022
  Accounts Receivable                                                                     6,156              3,131
  Materials & Supplies, net                                                               4,764              4,760
  Prepayments & Other Assets                                                              2,560              1,135
                                                                                ----------------      -------------
      Total Current Assets                                                               26,345             23,135

Property, Plant & Equipment and Fuel:
  Utility Plant Assets                                                                  112,243            111,491
  Non-Utility Plant Assets                                                                  104                104
                                                                                ----------------      -------------
  Total Property, Plant & Equipment                                                     112,347            111,595
  Less: Accumulated Depreciation                                                        (21,621)           (19,776)
                                                                                ----------------      -------------
  Net Property, Plant & Equipment                                                        90,726             91,819

  Nuclear Fuel                                                                           18,473             18,348
  Less: Accumulated Amortization                                                        (10,026)            (7,956)
                                                                                ----------------      -------------
  Net Nuclear Fuel                                                                        8,447             10,392

      Net Property, Plant & Equipment and Fuel                                           99,173            102,211

Other Assets:
  Decommissioning Trust Fund                                                             29,894             28,146
  Deferred Debits & Other                                                                   113                102
                                                                                ----------------      -------------
      Total Other Assets                                                                 30,007             28,248

Equity Investment in HoustonStreet Exchange, Inc.                                             0                  0

TOTAL ASSETS                                                                           $155,525           $153,594
                                                                                ================      =============


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                   June 30,           December 31,
                                                                                     2001                 2000
                                                                                ----------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                                  $1,466             $8,187
  Miscellaneous Current Liabilities                                                       2,802             14,665
                                                                                ----------------      -------------
          Total Current Liabilities                                                       4,268             22,852

Operating Reserves:
  Decommissioning Liability                                                              73,248             71,618
  Miscellaneous Other                                                                       470                470
                                                                                ----------------      -------------
          Total Operating Reserves                                                       73,718             72,088

Other Liabilities & Deferred Credits                                                     11,096              7,115



Commitments & Contingencies


Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,519,316                                                     86                 86
   Less: Treasury Stock - 185,052 shares at cost                                         (1,396)            (1,396)
   Additional Paid-in Capital                                                            92,934             92,934
   Accumulated Other Comprehensive Income                                                   105                318
   Accumulated Deficit                                                                  (25,286)           (40,403)
                                                                                ----------------      -------------
          Total Stockholders' Equity                                                     66,443             51,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $155,525           $153,594
                                                                                ================      =============

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                        Six Months            Six Months
                                                                           Ended                 Ended
                                                                       June 30, 2001         June 30, 2000
                                                                    --------------------  --------------------
Net cash flow from operating activities:
    Net income (loss)                                                           $15,116              ($13,632)
    Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Equity loss in HoustonStreet investment                                    450                12,076
         Depreciation and amortization                                            1,845                 1,986
         Amortization of nuclear fuel                                             2,070                 2,484
         Unrealized (gain) loss on firm energy trading contracts                (13,320)                7,043
         Decommissioning trust accretion                                          1,630                 1,816
         Decommissioning trust interest and other charges                          (439)                 (600)
         (Increase) decrease in accounts receivable                              (3,024)                3,927
         (Increase) decrease in materials & supplies                                 (4)                   51
         Increase in prepaids and other assets                                   (1,435)               (1,128)
         Increase (decrease) in accounts payable                                 (6,722)                  850
         Increase (decrease) in taxes accrued                                       191                  (606)
         Increase in other liabilities                                            5,248                   580
                                                                    --------------------  --------------------
Net cash provided by operating activities                                         1,606                14,847

Net cash flows from investing activities:
  Capital additions                                                                (752)                 (790)
  Nuclear fuel additions                                                           (126)               (4,934)
  Payments to decommissioning fund                                               (1,308)                 (882)
  Investment in HoustonStreet                                                      (450)                    0
  Short term investments, net                                                     2,808                     0
                                                                    --------------------  --------------------
Net cash provided by (used in) investing activities                                 172                (6,606)

Net cash from financing activities:
  Stock option exercise                                                               0                   215
  Other investments                                                                   0                     0
                                                                    --------------------  --------------------
Net cash provided by financing activities                                             0                   215

Net increase in cash and cash equivalents                                         1,778                 8,456
Cash and cash equivalents, beginning of period                                   11,087                 5,549
                                                                    --------------------  --------------------
Cash and cash equivalents, end of period                                        $12,865               $14,005
                                                                    ====================  ====================




 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

         BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp has two wholly owned subsidiaries that generate and sell wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). In addition, BayCorp owns a 45.9% equity interest in HoustonStreet, Inc. ("HoustonStreet"), a software and services provider to the energy industry and an Internet-based energy trading and information business. The Company accounts for HoustonStreet under the equity method.

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

         On October 10, 2000, the Company entered into an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the upcoming auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations. The auction is expected to begin before the end of 2001 with a closing expected by the end of 2002. The timing of the auction is principally controlled by the New Hampshire Public Utilities Commission ("NHPUC") as part of the move to electricity deregulation in New Hampshire. Therefore, there can be no assurances regarding the timing of the auction or the closing.

         HoustonStreet is a software and services provider to the energy industry. In July 2001, HoustonStreet announced that it was accepted by Microsoft as a Microsoft Certified Partner, specializing in .NET technology. Through the Microsoft Certified Partners Program, Microsoft supports HoustonStreet in its efforts to provide .NET-based trading platforms and technology solutions for the energy industry. HoustonStreet also developed and operates HoustonStreet.com, an Internet-based independent exchange, currently offering crude oil and refined products trading. HoustonStreet also has a majority interest in HoustonStreet Exchange, Ltd., the operating company for HoustonStreet's European operations. BayCorp remains the largest shareholder in HoustonStreet with an equity interest of 45.9% as of June 30, 2001.

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

         Accumulated other comprehensive income and the current period charge are as follows:

                                       Three Month             Six Month
                                       Unrealized              Unrealized
                                       Income (Loss)          Income (Loss)
                                       on Securities          on Securities

            Beginning Balance          $  355,547              $ 318,032
            Current Period Charge        (249,936)              (212,421)
                                         --------               --------
            Ending Balance             $  105,611             $  105,611
                                          =======              =========

         The Company utilizes unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. Effective January 1, 1999, Great Bay adopted Emerging Issues Task Force Issue ("EITF") No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy-trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The Company is marking the related contracts to market based on the estimated contract replacement value at each balance sheet date. The Company had a net unrealized gain included in other assets of approximately $440,300 as of June 30, 2001 and net unrealized losses included in accrued expenses of approximately $12,879,400 as of December 31, 2000. The net change in unrealized gain/loss on firm forward contracts included in the accompanying consolidated statements of income for the second quarter ended June 30, 2001 was a gain of approximately $7,006,000 and for the second quarter ended June 30, 2000 was a loss of $2,913,000. For the six months ended June 30, 2001 the net change in unrealized gain/loss was a gain of approximately $13,320,000 and for the six months ended June 30, 2000 was a loss of approximately $7,043,000.

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

                             BAYCORP HOLDINGS, LTD.


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

         The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB has recently issued FASB Statement 143. Great Bay and Little Bay's accounting for decommissioning is based on the FASB's original tentative conclusions. This new statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset. Upon adoption, the statement would be effective for financial statements issued for fiscal years beginning in 2003.

         The statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. As a result of this statement, Great Bay and Little Bay's decommissioning liability, utility plant and annual provision for decommissioning accretion will change relative to 2001. Great Bay and Little Bay have not quantified the impact, if any, that the statement will have on the consolidated financial statements.

         Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2000, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the March 2000 NDFC study, with decommissioning expenditures starting in 2013 and being completed in 2042, was $217.2 million, which discounted at an average rate of 4.75% to December 31, 2000, represented a liability of $71.6 million. As of June 30, 2001 this liability was $73.2 million as reflected in the accompanying balance sheet. In accordance with the original exposure draft the companies record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

                             BAYCORP HOLDINGS, LTD.


         Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanying consolidated statements of income was $815,000 and $1,630,000, and $908,000 and $1,816,000, for the
three months and three months ended June 30, 2001 and June 30, 2000, respectively.

         Funds collected by the Seabrook Project for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $105,600 as of June 30, 2001.

         Although the owners of the Seabrook Project are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

         In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation the staff of the NRC notified Great Bay in July 1998 of the staff's determination that Great Bay complied with the decommissioning funding assurance requirements under NRC regulations. In July 2001, the New Hampshire legislature enacted legislation that modified the state's decommissioning requirements in anticipation of the sale of interests in the Seabrook Project. Under this legislation, the obligation of the other Seabrook joint owners terminates after Great Bay's interest in Seabrook is sold.

         In response to the obligations imposed on the other Joint Owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $2.6 million in 2001 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup Electric Company ("Montaup"), the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Project decommissioning expenses. As of June 30, 2001, the fair market value of the Little Bay decommissioning account was approximately $14 million.

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

NOTE D - INVESTMENT IN HOUSTONSTREET

         As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's

                             BAYCORP HOLDINGS, LTD.


ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet and is presenting this investment on the equity method. Prior year financial statements are presented on a comparative basis. As BayCorp's investment in HoustonStreet on an equity basis as of December 4, 2000 was negative, the Company suspended the recognition of additional operating losses. Summarized financial information for the Company's investment in HoustonStreet is as follows:

       HoustonStreet:
                                          Six months ended           Year ended                  Year ended
                                           June 30, 2001           December 31, 2000          December 31, 1999
                                          ----------------         -----------------         -----------------
       Total assets                          $ 6,840,400              $11,958,600                $ 2,984,400
       Total liabilities                      16,277,400               15,395,800                  6,201,400
       Net sales                                 825,300                  523,400                     59,200
       Net loss                               (6,001,000)             (40,047,000)                (3,397,000)
       Company's equity in net loss           (2,754,500)             (22,259,000)                (3,397,000)

         During 2000, the Company loaned $7,000,000 to HoustonStreet at an annual interest rate of 10%. Due to continued losses at HoustonStreet, the Company wrote down its equity investment in HoustonStreet and subsequently its loan and receivable from HoustonStreet. As of June 30, 2001, the Company had no investments or loan receivable recognized on the accompanying consolidated balance sheet.

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

         Commitments for the initial closing were approximately $2,928,200 and as of April 13, 2001, HoustonStreet had received these committed funds. Commitments for the second closing were approximately $1,107,500 and payment was tied to the successful implementation of a posting agreement between HoustonStreet and Enron. In the summer of 2000, HoustonStreet signed an agreement with Enron to provide a link with EnronOnline ("EOL") enabling electricity and natural gas prices listed on EOL to be simultaneously posted on HoustonStreet. Although HoustonStreet successfully completed the link, Enron provided HoustonStreet with a notice of termination of the agreement after the link was completed but prior to the link going live. Accordingly, the second closing has not occurred, and there can be no assurance that the second closing will occur.

         In April 2001, BayCorp converted the $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into approximately $8,000,000 of HoustonStreet Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts had no accounting impact on BayCorp.

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

         The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company has taken an inventory of its contracts and identified the forward sale and purchase contracts that are currently marked to market in accordance with EITF 98-10 as derivatives under SFAS No. 133. The Company did not identify any other contracts to be derivatives under SFAS No.
133. The company will continue to mark to market its forward sale and purchase contracts in accordance with EITF 98-10 and EITF 00-17. The adoption of SFAS No. 133 did not have an impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         BayCorp derives substantially all of its revenue through its energy sales and trading activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay are electric generating companies whose principal asset is a combined 15% joint ownership interest in the Seabrook Project.

         The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

Results of Operations: Second Quarter of 2001 Compared to the Second Quarter of 2000

Operating Revenues

         BayCorp's operating revenues increased by approximately $4,316,000, or 28.5%, to $19,470,000 in the second quarter of 2001 as compared to $15,154,000 in the second quarter of 2000. The increase in operating revenues was primarily attributable to an increase in kilowatt hours ("kWhs") sold during the second quarter of 2001 as compared to the second quarter of 2000. Sales of electricity increased by approximately 21.5% to 481,662,000 kWhs during the second quarter of 2001 compared to approximately 396,491,000 kWhs in the second quarter of 2000. The increase in kWhs sold was primarily attributable to an increase in purchased power during the second quarter of 2001 as compared to the second quarter of 2000. The capacity factor at the Seabrook Plant for the second quarter of 2001 was 99.3% compared to 96.5% for the second quarter of 2000. During the three months ended June 30, 2001, Great Bay's

                             BAYCORP HOLDINGS, LTD.



average selling price increased 4.9%, to 4.05 cents per kWh as compared with an average selling price of 3.86 cents per kWh for the same period in 2000.

Expenses

         Production and transmission expenses decreased approximately $644,000, or 10%, to $5,783,000 in the second quarter of 2001 as compared to $6,427,000 in the second quarter of 2000. This reduction was primarily attributable to a reduction in miscellaneous operation costs at the Seabrook Project during the second quarter of 2001 as compared to the second quarter of 2000. Great Bay purchased more power for resale in the second quarter of 2001 as compared to the second quarter of 2000. Purchased power costs increased approximately $1,726,000 in the second quarter of 2001 as compared to the second quarter of 2000. Administrative and general expenses decreased approximately $543,000, or 28.5%, to $1,363,000 in the second quarter of 2001 compared to $1,906,000 in the second quarter of 2000. This decrease was primarily attributable to decreased administrative and general expenses at the Seabrook Project during the second quarter of 2001 as compared to the second quarter of 2000. Taxes other than income decreased approximately $175,000, or 15.5%, during the second quarter of 2001 as compared to the same period in 2000. This decrease was primarily attributable to reduced property tax expenses in the second quarter of 2001 as compared to the second quarter of 2000 resulting from settlement agreements made in 1999 with certain towns to reduce the assessed value of the Seabrook Project.

         In the second quarter of 2001, Great Bay recorded unrealized gains on firm forward energy contracts of $7,006,000 as compared to unrealized losses on firm forward energy contracts of $2,913,000 in the second quarter of 2000. The unrealized gain in the second quarter of 2001 as compared to the unrealized loss for the same period in 2000 was due in part to Great Bay committing to sell less power under firm forward contracts as of June 30, 2001 as compared to June 30, 2000. In addition, forward power prices in the Northeast decreased during the second quarter of 2001 as compared to the second quarter of 2000 resulting in a mark to market gain for Great Bay's forward sales. In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10. EITF 98-10 requires energy-trading contracts to be recorded at fair market value on the balance sheet, with the changes in fair value included in earnings.

         Interest income decreased approximately $70,000 primarily due to interest earned on lower cash balances during the second quarter of 2001 as compared to cash balances during the second quarter of 2000. Decommissioning cost accretion decreased $93,000, or 10.2%, and decommissioning trust fund income increased $70,000, or 20.7%, in the second quarter of 2001 as compared to the same period in 2000. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. In the second quarter of 2001, the Company had other income of approximately $4,000 as compared to other income of approximately $278,000 in the second quarter of 2000. In the second quarter of 2000, Seabrook utilized certain equipment from Unit 2 that was previously written off resulting in recognition of other income to the Company.

         Equity loss in HoustonStreet was zero in the second quarter of 2001 as compared to approximately $9,679,000 in the second quarter of 2000. During the quarter ended June 30, 2000, the Company had a majority ownership interest in HoustonStreet and recorded an equity loss in HoustonStreet of approximately $9,679,000 for that period. In December 2000, the month in which BayCorp's equity interest in HoustonStreet first dropped below 50%, the Company deconsolidated HoustonStreet, started accounting for this investment on the equity method and suspended recognition of

                             BAYCORP HOLDINGS, LTD.


additional HoustonStreet losses as of that date. As such, no losses were recorded for the second quarter ended June 30, 2001. Prior year financial statements are presented in accordance with the equity method.

Net Income (Loss)

         As a result of the above factors, during the second quarter of 2001, the Company recorded net income of $13,543,000, or approximately $1.63 per basic share and $1.57 per diluted share, as compared to a net loss of approximately $9,821,000, or $1.19 per basic and diluted share, during the second quarter of 2000.

Results of Operations: First Six Months of 2001 Compared to the First Six Months of 2000

Operating Revenues

         BayCorp's operating revenues increased by approximately $9,099,000, or 30.7%, to $38,737,000 in the first six months of 2001 as compared to $29,638,000 in the first six months of 2000. The increase in operating revenues was attributable to several factors. Sales of electricity increased by approximately 7.2% to 872,431,000 kWhs in the first six months of 2001 as compared to 813,827,000 kWhs in the first six months of 2000. The capacity factor at the Seabrook Project was 75.1% for the six months ended June 30, 2001 as compared to a capacity factor of 96.2% for the six months ended June 30, 2000. Though Seabrook generation was lower in the first six months of 2001 due to unscheduled outages for maintenance and repairs in the first quarter of 2001, the Company purchased a significant amount of purchased power for resale. Purchased power expenses for the six months ended June 30, 2001 were approximately $17,327,000 as compared to approximately $3,741,000 for the six months ended June 30, 2000. The Company also realized higher selling prices in the first six months of 2001. For the six months ended June 30, 2001, the average selling price increased 22% to 4.44 cents per kWh as compared to an average sales price of 3.64 cents per kWh for the same period in 2000.

Expenses

         Production and Transmission expenses decreased approximately $870,000, or 7%, to $11,473,000 in the first six months of 2001 as compared to $12,343,00 in the first six months of 2000. This reduction was primarily attributable to a reduction in miscellaneous operation costs at the Seabrook Project during the first six months of 2001 as compared to the first six months of 2000. Purchased power costs increased approximately $13,586,000 to $17,327,000 in the first six months of 2001 as compared to $3,741,000 in the first six months of 2000. This increase was primarily attributable to Great Bay's purchases of replacement power to cover its firm contracts during the unscheduled outages in the first quarter of 2001. The significantly lower capacity factor in the first quarter of 2001 as compared to the first quarter of 2000 made it necessary for Great Bay to purchase more power to cover these contracts in the first quarter of 2001 as compared to the first quarter of 2000. Administrative and general expenses decreased approximately $302,000, or 8.7%, to $3,178,000 in the first six months of 2001 as compared to $3,480,000 in the first six months of 2000. This decrease was primarily attributable to decreased administrative and general expenses at the Seabrook Project during the first six months of 2001 as compared to the first six months of 2000. Taxes other than income decreased approximately $326,000, or 14.6%, during the first six months of 2001 as compared to the same period in 2000. This decrease was primarily attributable to reduced property tax expenses in the first six months of 2001 as compared to the first six months of 2000 resulting from settlement agreements made in 1999 with certain towns to reduce the assessed value of the Seabrook Project.

                             BAYCORP HOLDINGS, LTD.


         In the first six months of 2001, Great Bay recorded unrealized gains on firm forward energy contracts of $13,320,000 as compared to unrealized losses on firm forward energy contracts of $7,043,000 in the first six months of 2000. The unrealized gain in the first six months of 2001 as compared to the unrealized loss for the same period in 2000 was due in part to Great Bay committing to sell less power under firm forward contracts as of June 30, 2001 as compared to June 30, 2000. In addition, forward power prices in the Northeast decreased during the first six months of 2001 as compared to the first six months in 2000 resulting in a mark to market gain for Great Bay's forward sales.

         Decommissioning cost accretion decreased $186,000, or 10.2%, and decommissioning trust fund income increased $127,000, or 20.1%, in the first six months of 2001 as compared to the same period in 2000. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. The Company had other deductions of approximately $58,000 for the first six months of 2001 as compared to other income of approximately $514,000 for the first six months of 2000. In the first six months of 2000, Seabrook utilized certain equipment from Unit 2 that was previously written off resulting in recognition of income to the Company.

         Equity loss in HoustonStreet was $450,000 in the first six months of 2001 as compared to approximately $12,076,000 in the first six months of 2000. During the first six months ended June 30, 2000, the Company had a majority ownership interest in HoustonStreet and recorded an equity loss in HoustonStreet of approximately $12,076,000 for that period. In December 2000, the month in which BayCorp's equity interest in HoustonStreet first dropped below 50%, the Company deconsolidated HoustonStreet, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet operating losses as of that date. As such, no operating losses were recorded for the six months ended June 30, 2001. During the six months ended June 30, 2001, BayCorp invested $450,000 in HoustonStreet and recorded this as an equity loss in HoustonStreet for the period. Prior year financial statements are presented in accordance with the equity method.

Net Loss

         As a result of the above factors, during the first six months of 2001, the Company recorded net income of $15,116,000, or approximately $1.81 per basic share and $1.76 per diluted share, as compared to a net loss of approximately $13,631,000, or $1.65 per basic and diluted share, during the first six months of 2000.

Liquidity and Capital Resources

           As of June 30, 2001, BayCorp's cash position was approximately $12,865,000 in cash, cash equivalents and restricted cash. BayCorp's cash generation for the six months ended June 30, 2001 was less than the ongoing cash requirements of the Company during this period primarily due to the unscheduled outages at the Seabrook Project during the first quarter of 2001. The Company may continue to incur cash deficits. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company to meet its future cash requirements. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease from current levels, BayCorp or Great Bay would be required to raise additional capital, either through a debt

                             BAYCORP HOLDINGS, LTD.


financing or an equity financing, to meet ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

         BayCorp's cash and short-term investments decreased approximately $1,244,000 during the first six months of 2001. The Company had net income of approximately $15,116,000. This net income included a non-cash gain of approximately $13,320,000 for the unrealized gain on firm forward energy trading contracts. In addition, during the first six months of 2001 there were cash expenditures of approximately $752,000 for capital additions, $126,000 for nuclear fuel additions and $1,308,000 for decommissioning fund payments. Other cash items included an increase in accounts receivable of approximately $3,024,000 due to increased sales in June 2001 as compared to sales in December 2000 when there was an outage at the Seabrook Project. An increase of approximately $1,435,000 in prepaids and other assets was primarily attributable to an increase in the prepaid amount to Seabrook used to fund Seabrook operating expenses. This increase resulted from timing differences between Seabrook funding schedules and actual expenses incurred, which often occurs during unscheduled outage periods. A decrease in accounts payable of approximately $6,722,000 was primarily attributable to payments made in the first quarter of 2001 for purchased power that was included in the December 31, 2000 accounts payable balance. Offsetting these cash expenditures were non-cash charges to income of approximately $1,845,000 for depreciation, $2,070,000 for nuclear fuel amortization and $1,630,000 for decommissioning trust fund accretion.

          In addition, there was an increase in miscellaneous current liabilities of approximately $5,248,000 primarily attributable to prepayments to Great Bay by Select Energy ("Select") totaling $7,000,000 during the first quarter of 2001. On February 6, 2001, Great Bay executed a Purchase Power Agreement with Select whereby Great Bay will sell 50 MWs of energy associated with the Seabrook Project to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. Millstone is a nuclear power plant in Connecticut. As part of the agreement, Select made prepayments to Great Bay of $3,700,000 in February 2001 and $3,300,000 in March 2001. Great Bay compensated Select for the prepayments by
(i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and (ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment has been repaid. The Select prepayment was repaid in full in July 2001.

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

                             BAYCORP HOLDINGS, LTD.



Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Credit Price Risk

         The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sells a portion of its physical electricity output through forward, fixed price power contracts, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The net carrying and fair value for replacing such contracts as of June 30, 2001 would have resulted in a gain of $440,300.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 2, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the following matters were voted on:

     1. Seven members were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld for each nominee for Director.

                 Name                 For                     Withheld
Alexander Ellis                    7,033,002                   30,816
Stanley I. Garnett                 7,033,002                   30,816
Frank W. Getman Jr.                7,033,002                   30,816
James S. Gordon                    7,033,002                   30,816
Michael R. Latina                  7,033,002                   30,816
Lawrence M. Robbins                7,033,002                   30,816
John A. Tillinghast                7,033,002                   30,816

     2. The stockholders of the Company ratified the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the current fiscal year by a vote of 7,054,162 votes in favor, 9,100 votes against and 556 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  See Exhibit Index.

     (b) There were no reports on Form 8-K submitted for the three months ended June 30, 2001.

                             BAYCORP HOLDINGS, LTD.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BAYCORP HOLDINGS, LTD.


August 14, 2001                              By:     /s/  Frank W. Getman Jr.
                                               _________________________________
                                             Frank W. Getman Jr.
                                             President and Chief Executive
                                             Officer

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