Form 10-Q
period 2001-09-30
BAYCORP HOLDINGS LTD
filed 2001-11-14
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                        September  30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from   ______________ to _____________

      Commission file number                                 1-12527

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

           DELAWARE                                         02-0488443
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification
No.)

222 INTERNATIONAL DRIVE, SUITE 125
PORTSMOUTH, NEW HAMPSHIRE                                   03801-6819
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

Yes   X     No

              Class                             Outstanding at November 5, 2001
---------------------------------------         -------------------------------
Common Stock, $0.01 Par Value per Share                    8,519,316

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income -
               Three and Nine Months Ended September 30, 2001 and 2000 ...............................      3

         Consolidated Balance Sheets at September 30, 2001
             and December 31, 2000....................................................................    4-5

         Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000............................................     6

         Notes to Financial Statements................................................................     7

         Item 2 -  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...............................................................   13-18

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.........................      18

PART II - OTHER INFORMATION:

         Item 5 - Other Information...................................................................      18

         Item 6 - Exhibits and Reports on Form 8-K....................................................      18


         Signature....................................................................................      19

         Exhibit Index................................................................................      20

                             BAYCORP HOLDINGS, LTD.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                                   2001              2000              2001              2000
                                                               -----------       -----------       -----------       -----------
Operating Revenues                                             $    22,359       $    17,255       $    61,096       $    46,893

Operating Expenses
  Production                                                         5,995             5,880            16,934            17,666
  Transmission                                                         211               266               745               823
  Purchased Power                                                    5,604               561            22,931             4,302
  Unrealized (Gain) Loss on Firm Energy Trading Contracts           (1,316)            1,776           (14,636)            8,819
  Administrative & General                                           1,704             1,903             4,882             5,383
  Depreciation & Amortization                                          998               994             2,993             2,980
  Taxes other than Income                                              919             1,012             2,833             3,252
                                                               -----------       -----------       -----------       -----------
      Total Operating Expenses                                      14,115            12,392            36,682            43,225
Operating Income                                                     8,244             4,863            24,414             3,668

Other (Income) Deductions:
  Interest and Dividend Income                                         (78)             (264)             (401)             (573)
  Decommissioning Cost Accretion                                       816               908             2,446             2,724
  Decommissioning Trust Fund Income                                   (424)             (371)           (1,184)           (1,004)
  Equity Loss in HoustonStreet Investment                                0             6,126               450            18,202
  Other (Income) Deductions                                             59               381               116              (133)
                                                               -----------       -----------       -----------       -----------
      Total Other Deductions                                           373             6,780             1,427            19,216
Income (Loss) Before Income Taxes                                    7,871            (1,917)           22,987           (15,548)
Income Taxes                                                             0                 0                 0                 0
                                                               -----------       -----------       -----------       -----------
Net Income (Loss)                                                    7,871            (1,917)           22,987           (15,548)

Other Comprehensive Income, Net of Tax
  Unrealized Gain (Loss) on Securities                                 (48)              938              (261)              722
                                                               -----------       -----------       -----------       -----------
Comprehensive Income (Loss)                                    $     7,823       ($      979)      $    22,726       ($   14,826)
                                                               ===========       ===========       ===========       ===========

Weighted Average Shares Outstanding - Basic                      8,334,264         8,303,173         8,334,264         8,282,261
Weighted Average Shares Outstanding - Diluted                    8,579,467         8,303,173         8,575,993         8,282,261
Basic Net Income (Loss) Per Share                              $      0.94       ($     0.23)      $      2.76       ($     1.88)
Diluted Net Income (Loss) Per Share                            $      0.92       ($     0.23)      $      2.68       ($     1.88)


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                  September 30,   December 31,
                                                                       2001            2000
                                                                    ---------       ---------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                           $  14,947       $   9,071
  Restricted Cash - Escrow                                                234           2,016
  Short-term Investments, at market                                         0           3,022
  Accounts Receivable                                                   7,075           3,131
  Materials & Supplies, net                                             4,829           4,760
  Unrealized Gain on Firm Forward Contracts                             1,756               0
  Prepayments & Other Assets                                            2,926           1,135
                                                                    ---------       ---------
      Total Current Assets                                             31,767          23,135

Property, Plant & Equipment and Fuel:
  Utility Plant Assets                                                112,478         111,491
  Non-Utility Plant Assets                                                104             104
                                                                    ---------       ---------
  Total Property, Plant & Equipment                                   112,582         111,595
  Less: Accumulated Depreciation                                      (22,421)        (19,776)
                                                                    ---------       ---------
  Net Property, Plant & Equipment                                      90,161          91,819

  Nuclear Fuel                                                         19,358          18,348
  Less: Accumulated Amortization                                      (11,061)         (7,956)
                                                                    ---------       ---------
  Net Nuclear Fuel                                                      8,297          10,392

      Net Property, Plant & Equipment and Fuel                         98,458         102,211

Other Assets:
  Decommissioning Trust Fund                                           30,874          28,146
  Deferred Debits & Other                                                 107             102
                                                                    ---------       ---------
      Total Other Assets                                               30,981          28,248

Equity Investment in HoustonStreet, Inc.                                    0               0

TOTAL ASSETS                                                        $ 161,206       $ 153,594
                                                                    =========       =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                    September 30,    December 31,
                                                         2001            2000
                                                      ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses               $   1,424       $   8,187
  Unrealized Loss on Firm Forward Contracts                   0          12,879
  Miscellaneous Current Liabilities                       3,277           1,786
                                                      ---------       ---------
          Total Current Liabilities                       4,701          22,852

Operating Reserves:
  Decommissioning Liability                              74,063          71,618
  Miscellaneous Other                                       470             470
                                                      ---------       ---------
          Total Operating Reserves                       74,533          72,088

Other Liabilities & Deferred Credits                      7,707           7,115

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,519,316                     86              86
   Less: Treasury Stock - 185,052 shares at cost         (1,396)         (1,396)
   Additional Paid-in Capital                            92,934          92,934
   Accumulated Other Comprehensive Income                    57             318
   Accumulated Deficit                                  (17,416)        (40,403)
                                                      ---------       ---------
          Total Stockholders' Equity                     74,265          51,539

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 161,206       $ 153,594
                                                      =========       =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                   Nine Months             Nine Months
                                                                       Ended                  Ended
                                                                 September 30, 2001    September 30, 2000
                                                                 ------------------    ------------------
Net cash flow from operating activities:
    Net income (loss)                                                 $ 22,987                ($15,548)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
         Equity loss in HoustonStreet investment                           450                  18,202
         Depreciation and amortization                                   2,645                   2,980
         Amortization of nuclear fuel                                    3,105                   3,726
         Unrealized (gain) loss on firm energy trading contracts       (14,636)                  8,819
         Decommissioning trust accretion                                 2,446                   2,724
         Decommissioning trust interest and other charges                 (765)                 (1,004)
         Increase in accounts receivable                                (3,943)                 (3,343)
         (Increase) decrease in materials & supplies                       (68)                    148
         Increase in prepaids and other assets                          (1,796)                 (1,798)
         Decrease in accounts payable                                   (6,764)                   (710)
         Increase (decrease) in taxes accrued                             (342)                    116
         Increase in other liabilities                                   2,425                     652
                                                                      --------                --------
Net cash provided by operating activities                                5,744                  14,964

Net cash flows from investing activities:
  Capital additions                                                       (988)                 (1,125)
  Nuclear fuel additions                                                (1,010)                 (5,823)
  Payments to decommissioning fund                                      (1,963)                 (1,323)
  Investment in HoustonStreet                                             (450)                      0
  Short term investments, net                                            2,761                  (3,419)
                                                                      --------                --------
Net cash used in investing activities                                   (1,650)                (11,690)

Net cash from financing activities:
  Stock option exercise                                                      0                     476
  Other investments                                                          0                     238
                                                                      --------                --------
Net cash provided by financing activities                                    0                     714

Net increase in cash and cash equivalents                                4,094                   3,988

Cash and cash equivalents, beginning of period                          11,087                   5,549
                                                                      --------                --------
Cash and cash equivalents, end of period                              $ 15,181                $  9,537
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

          On October 2, 2001, the Company announced that the New Hampshire Public Utilities Commission ("NHPUC") and the Connecticut Department of Public Utility Control ("CDPUC") selected J.P. Morgan as their financial advisor for the sale of ownership interests in the Seabrook Project. J.P. Morgan will manage the sale under the oversight of the NHPUC and the CDPUC. J.P. Morgan managed the recent sales of the Millstone Connecticut and Vermont Yankee nuclear plants. While no firm schedule has yet been set by the NHPUC, CDPUC or J.P. Morgan, BayCorp anticipates the selection of a winning bidder in the auction of the Seabrook Project in the first half of 2002 with a closing before the end of 2002. The timing of the auction is principally controlled by the NHPUC as part of the move to electricity deregulation in New Hampshire. Therefore, there can be no assurances regarding the timing of the auction or the closing.

         HoustonStreet is a software and services provider to the energy industry. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent exchange, currently offering crude oil and refined products trading. In July 2001, HoustonStreet announced that it was accepted by Microsoft as a Microsoft Certified Partner, specializing in .NET technology. Through the Microsoft Certified Partners Program, Microsoft supports HoustonStreet in its efforts to provide .NET-based trading platforms and technology solutions for the energy industry. HoustonStreet also has a majority interest in HoustonStreet Exchange, Ltd., the operating company for HoustonStreet's European operations.

                             BAYCORP HOLDINGS, LTD.

BayCorp remains the largest shareholder in HoustonStreet with an equity interest of 45.9% as of September 30, 2001.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2000 as filed in Form 10-K, are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

         Accumulated other comprehensive income and the current period charge are as follows:

                                                  Three Month              Nine Month
                                                  Unrealized               Unrealized
                                                 Income (Loss)            Income (Loss)
                                                 on Securities            on Securities
            Beginning Balance                     $  105,611               $  318,032
            Current Period Charge                    (48,410)                (260,831)
                                                  ----------               ----------
            Ending Balance                        $   57,201               $    57,201
                                                  ==========               ===========

         The Company utilizes unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. Effective January 1, 1999, Great Bay adopted Emerging Issues Task Force Issue ("EITF") No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires energy-trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The Company is marking the related contracts to market based on the estimated contract replacement value at each balance sheet date. The Company had a net unrealized gain included in current assets of approximately $1,756,000 as of September 30, 2001 and a net unrealized loss included in current liabilities of approximately $12,879,000 as of December 31, 2000. The net change in unrealized gain/loss on firm forward contracts included in the accompanying consolidated statements of income for the third quarter ended September 30, 2001 was a gain of approximately $1,316,000 and for the third quarter ended September 30, 2000 was a loss of approximately $1,776,000. For the nine months ended September 30, 2001 the net change in unrealized gain/loss was a gain of approximately $14,636,000 and for the nine months ended September 30, 2000 was a loss of approximately $8,819,000.

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

                             BAYCORP HOLDINGS, LTD.


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

         Because Great Bay and Little Bay are EWG's, they are not subject to the jurisdiction of the SEC under PUHCA. In order to maintain their EWG status, Great Bay and Little Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay and Little Bay, their combined 15% joint ownership interest in the Seabrook Project comprises an "eligible facility."

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

                             BAYCORP HOLDINGS, LTD.


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

         New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During March 2000, the NDFC issued an order that adjusted the decommissioning collection period and funding levels as if decommissioning would begin in 2015 and the decommissioning fund would be fully funded by 2015. In November 2001, the NDFC issued a final order and report regarding the estimated cost of decommissioning and the related funding schedule. In its report and order the NDFC found the current estimated cost to decommission the Seabrook Project to be approximately $555.5 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 25-year life for the facility and a future cost escalation rate of 5.25%.

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

         Great Bay and Little Bay, based on the initial exposure draft that proposed FASB Statement 143, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2000, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the March 2000 NDFC study, with decommissioning expenditures starting in 2013 and being completed in 2042, was $217.2 million, which discounted at an average rate of 4.75% to December 31, 2000, represented a liability of $71.6 million. As of September 30, 2001 this liability was $74.1 million as reflected in the accompanying balance sheet. In accordance with the original exposure draft the companies record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

                             BAYCORP HOLDINGS, LTD.


         Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanying consolidated statements of income was $816,000 and $2,446,000, and $908,000 and $2,724,000, for the
three months and nine months ended September 30, 2001 and September 30, 2000, respectively.

         Funds collected by the Seabrook Project for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $57,200 as of September 30, 2001.

         Although the owners of the Seabrook Project are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

         In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation the staff of the NRC notified Great Bay in July 1998 of the staff's determination that Great Bay complied with the decommissioning funding assurance requirements under NRC regulations. In July 2001, the New Hampshire legislature enacted legislation that modified the state's decommissioning requirements in anticipation of the sale of interests in the Seabrook Project. Under this legislation, the obligation of the other Seabrook joint owners terminates after Great Bay sells its interest in Seabrook.

         In response to the obligations imposed on the other Joint Owners under the 1998 New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $2.6 million in 2001 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup Electric Company ("Montaup"), the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Project decommissioning expenses. As of September 30, 2001, the fair market value of the Little Bay decommissioning account was approximately $13.4 million.

                             BAYCORP HOLDINGS, LTD.


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

       HoustonStreet:

                                          Nine months ended         Year ended                 Year ended
                                          ------------------        ----------                 ----------
                                          September 30, 2001     December 31, 2000           December 31, 1999
                                          ------------------     -----------------           -----------------
       Total assets                          $ 4,571,100            $11,958,600                $ 2,984,400
       Total liabilities                      15,303,900             15,395,800                  6,201,400
       Net sales                               1,269,800                523,400                     59,200
       Net loss                               (7,500,600)           (40,047,000)                (3,397,000)
       Company's equity in net loss           (3,442,800)           (22,259,000)                (3,397,000)

         During 2000, the Company loaned $7,000,000 to HoustonStreet at an annual interest rate of 10%. Due to continued losses at HoustonStreet, the Company wrote down its equity investment in HoustonStreet and subsequently its loan and receivable from HoustonStreet. As of September 30, 2001, the Company had no investments or loan receivable recognized on the accompanying consolidated balance sheet.

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

           Commitments for the initial closing were approximately $2,928,200 and as of April 13, 2001, HoustonStreet had received these committed funds. Commitments for the second closing were approximately $1,107,500 and payment was tied to the successful implementation of a posting agreement between HoustonStreet and Enron. In the summer of 2000, HoustonStreet signed an agreement with Enron to provide a link with EnronOnline ("EOL") enabling electricity and natural gas prices listed on EOL to be simultaneously posted on HoustonStreet. Although HoustonStreet successfully completed the link, Enron provided HoustonStreet with a notice of termination of the agreement after the link was completed but prior to the link going live. Accordingly, the second closing has not occurred and is not expected to occur.

                             BAYCORP HOLDINGS, LTD.


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

Results of Operations: Third Quarter of 2001 Compared to the Third Quarter of
2000

                             BAYCORP HOLDINGS, LTD.


Operating Revenues

         BayCorp's operating revenues increased by approximately $5,104,000, or 29.6%, to $22,359,000 in the third quarter of 2001 as compared to $17,255,000 in the third quarter of 2000. The increase in operating revenues was primarily attributable to an increase in kilowatt hours ("kWhs") sold during the third quarter of 2001 as compared to the third quarter of 2000. Sales of electricity increased by approximately 30% to 507,548,900 kWhs during the third quarter of 2001 compared to approximately 390,334,000 kWhs in the third quarter of 2000. The increase in kWhs sold was primarily attributable to an increase in purchased power during the third quarter of 2001 as compared to the third quarter of 2000. The capacity factor at the Seabrook Plant for the third quarter of 2001 was 99.2% compared to 100% for the third quarter of 2000. During the three months ended September 30, 2001, Great Bay's average selling price increased 2.6%, to
4.41 cents per kWh as compared with an average selling price of 4.30 cents per kWh for the same period in 2000.

Expenses

         Production and transmission expenses increased approximately $60,000, or 1%, to $6,206,000 in the third quarter of 2001 as compared to $6,146,000 in the third quarter of 2000. Purchased power costs increased approximately $5,043,000 in the third quarter of 2001 as compared to the third quarter of 2000. Great Bay purchased more power for resale in the third quarter of 2001 as compared to the third quarter of 2000. Administrative and general expenses decreased approximately $199,000, or 10.5%, to $1,704,000 in the third quarter of 2001 compared to $1,903,000 in the third quarter of 2000. This decrease was primarily attributable to decreased administrative and general expenses at BayCorp's headquarters during the third quarter of 2001 as compared to the third quarter of 2000. Taxes other than income decreased approximately $93,000, or 9.2%, during the third quarter of 2001 as compared to the same period in 2000. This decrease was primarily attributable to reduced property tax expenses in the third quarter of 2001 as compared to the third quarter of 2000 resulting from settlement agreements made in 1999 with certain towns to reduce the assessed value of the Seabrook Project.

         In the third quarter of 2001, Great Bay recorded unrealized gains on firm forward energy contracts of $1,316,000 as compared to unrealized losses on firm forward energy contracts of $1,776,000 in the third quarter of 2000. The unrealized gain in the third quarter of 2001 as compared to the unrealized loss for the same period in 2000 was due in part to Great Bay committing to sell less power under firm forward contracts as of September 30, 2001 as compared to September 30, 2000. In addition, forward power prices in the Northeast decreased during the third quarter of 2001 as compared to the third quarter of 2000 resulting in a mark to market gain for Great Bay's forward sales.

         Interest income decreased approximately $186,000 primarily due to lower interest rates and lower cash balances during the third quarter of 2001 as compared to the interest rates and cash balances during the third quarter of 2000. Decommissioning cost accretion decreased $92,000, or 10.1%, and decommissioning trust fund income increased $53,000, or 14.3%, in the third quarter of 2001 as compared to the same period in 2000. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. In the third quarter of 2001, the

                             BAYCORP HOLDINGS, LTD.


Company had other deductions of approximately $59,000 as compared to other deductions of approximately $381,000 in the third quarter of 2000.

         Equity loss in HoustonStreet was zero in the third quarter of 2001. During the third quarter of 2000, the Company had a majority ownership interest in HoustonStreet and recorded an equity loss in HoustonStreet of approximately $6,126,000 for that period. In December 2000, the month in which BayCorp's equity interest in HoustonStreet first dropped below 50%, the Company deconsolidated HoustonStreet, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date. As such, no losses were recorded for the third quarter ended September 30, 2001. Prior year financial statements are presented in accordance with the equity method.

Net Income (Loss)

         As a result of the above factors, during the third quarter of 2001, the Company recorded net income of $7,871,000, or income of approximately $0.94 per basic share and $0.92 per diluted share, as compared to a net loss of approximately $1,917,000, or a loss of $0.23 per basic and diluted share, during the third quarter of 2000.

Results of Operations: First Nine Months of 2001 Compared to the First Nine Months of 2000

Operating Revenues

            BayCorp's operating revenues increased by approximately $14,203,000, or 30.3%, to $61,096,000 in the first nine months of 2001 as compared to $46,893,000 in the first nine months of 2000. The increase in operating revenues was attributable to several factors. Sales of electricity increased by approximately 14.6% to 1,379,979,000 kWhs in the first nine months of 2001 as compared to 1,204,155,000 kWhs in the first nine months of 2000. The capacity factor at the Seabrook Project was 83.2% for the nine months ended September 30, 2001 as compared to a capacity factor of 97.5% for the nine months ended September 30, 2000. Though the Seabrook Project generation was lower in the first nine months of 2001 due to unscheduled outages for maintenance and repairs in the first nine months of 2001, the Company purchased a significant amount of power for resale during 2001. Purchased power expenses for the nine months ended September 30, 2001 were approximately $22,931,000 as compared to approximately $4,302,000 for the nine months ended September 30, 2000. The Company also realized higher selling prices in the first nine months of 2001. For the nine months ended September 30, 2001, the average selling price increased 15.1% to
4.43 cents per kWh as compared to an average sales price of 3.85 cents per kWh for the same period in 2000.

Expenses

         Production and transmission expenses decreased approximately $810,000, or 4.4%, to $17,679,000 in the first nine months of 2001 as compared to $18,489,00 in the first nine months of 2000. This reduction was primarily attributable to a reduction in miscellaneous operation costs at the Seabrook Project during the first nine months of 2001 as compared to the first nine months of 2000. Purchased power costs increased approximately $18,629,000 to $22,931,000 in the first nine months of 2001 as compared to $4,302,000 in the first nine months of 2000. This increase was primarily attributable to Great Bay's purchases of replacement power to cover its firm contracts during the unscheduled outages in the first nine months of 2001. In particular, the significantly lower capacity factor in the first quarter of 2001 as compared to the first quarter of 2000 made it necessary for Great Bay to purchase more power to

                             BAYCORP HOLDINGS, LTD.


cover these contracts in the first quarter of 2001 as compared to the first quarter of 2000. Administrative and general expenses decreased approximately $501,000, or 9.3%, to $4,882,000 in the first nine months of 2001 as compared to $5,383,000 in the first nine months of 2000. This decrease was primarily attributable to decreased BayCorp corporate legal expenses during the first nine months of 2001 as compared to the first nine months of 2000. Taxes other than income decreased approximately $419,000, or 12.9%, during the first nine months of 2001 as compared to the same period in 2000. This decrease was primarily attributable to reduced property tax expenses in the first nine months of 2001 as compared to the first nine months of 2000 resulting from settlement agreements made in 1999 with certain towns to reduce the assessed value of the Seabrook Project.

         In the first nine months of 2001, Great Bay recorded unrealized gains on firm forward energy contracts of $14,636,000 as compared to unrealized losses on firm forward energy contracts of $8,819,000 in the first nine months of 2000. The unrealized gain in the first nine months of 2001 as compared to the unrealized loss for the same period in 2000 was due in part to Great Bay committing to sell less power under firm forward contracts as of September 30, 2001 as compared to September 30, 2000. In addition, forward power prices in the Northeast decreased during the first nine months of 2001 as compared to the first nine months in 2000 resulting in a mark to market gain for Great Bay's forward sales.

         Decommissioning cost accretion decreased $278,000, or 10.2%, and decommissioning trust fund income increased $180,000, or 17.9%, in the first nine months of 2001 as compared to the same period in 2000. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. The Company had other deductions of approximately $116,000 for the first nine months of 2001 as compared to other income of approximately $133,000 for the first nine months of 2000.

         Equity loss in HoustonStreet was $450,000 in the first nine months of 2001. During the first nine months ended September 30, 2000, the Company had a majority ownership interest in HoustonStreet and recorded an equity loss in HoustonStreet of approximately $18,202,000 for that period. In December 2000, the month in which BayCorp's equity interest in HoustonStreet first dropped below 50%, the Company deconsolidated HoustonStreet, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet operating losses as of that date. As such, no operating losses were recorded for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, BayCorp invested $450,000 in HoustonStreet and recorded this as an equity loss in HoustonStreet for the period. Prior year financial statements are presented in accordance with the equity method.

Net Income (Loss)

         As a result of the above factors, during the first nine months of 2001, the Company recorded net income of approximately $22,987,000, or income of $2.76 per basic share and $2.68 per diluted share, as compared to a net loss of approximately $15,548,000, or a loss of $1.88 per basic and diluted share, during the first nine months of 2000.

Liquidity and Capital Resources

           As of September 30, 2001, BayCorp's cash position was approximately $15,181,000 in cash, cash equivalents and restricted cash. BayCorp's cash generation for the nine months ended September 30,

                             BAYCORP HOLDINGS, LTD.


2001 was sufficient to cover the ongoing cash requirements of the Company during this period. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company to meet its future cash requirements. However, if the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease from current levels, BayCorp or Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

         BayCorp's cash and cash equivalents increased approximately $4,094,000 during the first nine months of 2001. The Company had net income of approximately $22,987,000 during the first nine months of 2001. This net income included a non-cash gain of approximately $14,636,000 for the unrealized gain on firm forward energy trading contracts. In addition, during the first nine months of 2001 there were cash expenditures of approximately $988,000 for capital additions, $1,010,000 for nuclear fuel additions and $1,963,000 for decommissioning fund payments. Other cash items included an increase in accounts receivable of approximately $3,943,000 due to increased sales in September 2001 as compared to sales in December 2000 when there was an outage at the Seabrook Project. An increase of approximately $1,796,000 in prepaids and other assets was primarily attributable to the timing of payments made to the Seabrook Project to fund Seabrook operating expenses. This increase resulted from timing differences between Seabrook funding schedules and actual expenses incurred, which often occurs during unscheduled outage periods. A decrease in accounts payable of approximately $6,764,000 was primarily attributable to payments made in the first quarter of 2001 for purchased power that was included in the December 31, 2000 accounts payable balance. A decrease in taxes accrued of approximately $342,000 was primarily attributable to lower property taxes for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

         Offsetting these cash expenditures were non-cash charges to income of approximately $2,645,000 for depreciation, $3,105,000 for nuclear fuel amortization and $1,681,000 for net decommissioning trust fund accretion and decommissioning trust fund income and other charges. In addition, there was an increase in miscellaneous current liabilities of approximately $2,425,000 primarily attributable to the Company's accrual for the refueling outage scheduled for May 2002.

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

Attacks of September 11, 2001

         Since the attacks in New York and Washington, D.C. on September 11, 2001, security at the nation's nuclear power plants, including the Seabrook Project, has been at a heightened alert level. Based on current security plans, the Company does not expect a material effect on its financial results in 2001 to result from additional security measures that have been implemented and are scheduled to be implemented at the Seabrook Project in 2001.

Forward-Looking Statements

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

                             BAYCORP HOLDINGS, LTD.


the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Credit Price Risk

         The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sells a portion of its physical electricity output through forward, fixed price power contracts, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. The net carrying and fair value for replacing such contracts as of September 30, 2001 would have resulted in a gain of $1,756,300.


PART II - OTHER INFORMATION

Item 5.   Other Information

         On August 10, 2001, BayCorp entered into a sublease with 119 International Drive, L.L.C. for office space for its corporate headquarters.
On November 9, 2001, BayCorp relocated its corporate headquarters to 15 Rye Street on the Pease International Tradeport in Portsmouth, New Hampshire. The lease is for 5,300 square feet and has a term of five years commencing November 1, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      See Exhibit Index.

         (b) There were no reports on Form 8-K submitted for the three months ended September 30, 2001.

                             BAYCORP HOLDINGS, LTD.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BAYCORP HOLDINGS, LTD.


November 14, 2001                By:  /s/  Frank W. Getman Jr.
                                      ------------------------
                                      Frank W. Getman Jr.
                                      President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX


Exhibit No.           Description

10.1 Sublease Between 119 International Drive, L.L.C. as Sublessor and BayCorp Holdings, Ltd. as Sublessee, 15 Rye Street, Portsmouth, New Hampshire 03801, dated as of August 10, 2001.

99.1 Certain Factors That May Affect Future Results, set out on pages 21-28 of the Company's Annual Report on Form 10-K for the period ended December 31, 2000. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.