Form 10-K
period 2001-12-31
BAYCORP HOLDINGS LTD
filed 2002-03-25
CIK 1012127

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12527

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      02-0488443
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

           51 DOW HIGHWAY, SUITE 7
                ELIOT, MAINE                                       03903
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (207) 451-9573
                            ------------------------

     222 INTERNATIONAL DRIVE, SUITE 125
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No ____

    Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 14, 2002, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $33,444,833 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of the close of business on March 14, 2002. There were 8,525,448 shares of Common Stock outstanding as of March 14, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                       PART OF FORM 10-K
                DOCUMENT                            INTO WHICH INCORPORATED
                --------                            -----------------------
Portions of the Registrant's Proxy                   Items 10, 11, 12 & 13
Statement                                                 of Part III
for the 2002 Annual Meeting of
Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which is wholly-owned as of December 31, 2001. In addition, BayCorp owns 45.9% of HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based independent crude oil and refined products trading exchange.

     Great Bay and Little Bay are electric generating and trading companies. Their principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook"). This ownership interest entitles the companies to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets.

     Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sells its power, including its 12.1% share and Little Bay's 2.9% share of the electricity output of the Seabrook Project, in the wholesale electricity market, primarily in the Northeast United States. Little Bay sells its power solely to Great Bay under an intercompany agreement. Neither BayCorp nor its subsidiaries have operational responsibilities for the Seabrook Project. Great Bay currently sells all but approximately 10 MWs of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its power generated by Seabrook, Great Bay purchases power on the open market for resale to third parties.

     Little Bay purchased a 2.9% interest in the Seabrook Project in November 1999 from Montaup Electric Company ("Montaup"), a subsidiary of Eastern Utilities Associates ("EUA"), for a purchase price of $3.2 million, plus approximately $1.7 million for certain prepaid items, primarily nuclear fuel and capital expenditures. In addition, Montaup prefunded the decommissioning liability associated with Little Bay's 2.9% share of Seabrook by transferring approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Project decommissioning expenses.

     HoustonStreet was incorporated in Delaware in 1999. HoustonStreet is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

RECENT DEVELOPMENTS

     In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the current auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations.

     In October 2001, the Company announced that the New Hampshire Public Utilities Commission ("NHPUC") and the Connecticut Department of Public Utility Control ("CDPUC") selected J.P. Morgan as their financial advisor for the sale of ownership interests in the Seabrook Project. J.P. Morgan will manage the sale under the oversight of the NHPUC and the CDPUC. J.P. Morgan managed the recent sales of the

Millstone Connecticut and Vermont Yankee nuclear plants. In December 2001, the NHPUC, in coordination with the CDPUC, announced the start of the auction of 88.2% of the ownership shares of the Seabrook Project. The Company anticipates the closing of the sale in the fourth quarter of 2002.

     With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation's nuclear power plants, including the Seabrook Project, remain at a high level of security. Immediately after the attacks in New York and Washington D.C. on September 11, 2001, management of the Seabrook Project activated enhanced security measures. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Seabrook remains at a high level of security and the management of Seabrook has assured the joint owners of Seabrook that they will take actions necessary to comply with the NRC order setting out the requirements for interim compensatory measures. Compliance with these requirements will result in additional incremental operating and capital costs, a prorated portion of which will be paid by Great Bay and Little Bay. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project.

     On January 4, 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owes Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an administrative claim against Enron of $684,100 for power delivered between December 2, 2001 and December 21, 2001 and an unliquidated claim for damages resulting from the termination of the contracts. Enron paid $684,100 to Great Bay on February 21, 2002. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing.

     The Company owned 100% of HoustonStreet as of December 31, 1999. HoustonStreet sold capital stock in 2000 to outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method.

     On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units." In April 2001, BayCorp authorized HoustonStreet to convert BayCorp's $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into $8,000,000 of Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts had no accounting impact on BayCorp.

     In 2001, HoustonStreet downsized its organization and is focusing its efforts on its crude oil and refined products trading platforms. HoustonStreet shut down its electricity-trading platform in the second half of 2001.

CURRENT BUSINESS

     BayCorp's principal wholesale electricity generation and trading assets are its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consists of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay has operational responsibility for the Seabrook Project. Great Bay is a party to one long-term power contract for approximately 10 MW of Great

Bay's share of the Seabrook Project capacity. Great Bay is also a party to a contract with Little Bay to purchase all of the output from the portion of Seabrook owned by Little Bay. This contract is renewed annually, most recently in November 2001. See "--Purchased Power Agreements." Great Bay's business strategy is to utilize unit contingent and historically, firm forward sales contracts, to maximize the value of its 174 MW power supply from the Seabrook Project.

     Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during unscheduled outages at the Seabrook Project, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay has had to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bore the primary risk of these price fluctuations, Great Bay maintained insurance in 2000 and 2001 to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. In December 2001, Great Bay cancelled this insurance. Great Bay has not entered into any firm power contracts for 2002 given the expected sale of the Seabrook Project in 2002.

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

     Seabrook Unit 1 is a 1,150-MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000-foot-long intake tunnel and returned through a 16,500-foot-long discharge tunnel. The station has a remaining expected license life of 24 years. Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Participants received a full power operating license from the NRC that authorizes operation of Seabrook Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. Management believes that Seabrook Unit 1 is in good condition.

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay and Little Bay also own a combined 15% joint ownership interest in Seabrook Unit 2. Great Bay and Little Bay assigned no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project voted to dispose of Unit 2. Thereafter, Great Bay wrote off its investment in Unit 2. Little Bay has no investment in Unit 2. Certain assets of Seabrook Unit 2 have been sold from time to time to third parties. However, there have been no material sales of Unit 2 assets since July 1996.

     Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition are not included in the amounts collected for the decommissioning of Unit 1 and the common facilities. Great Bay and Little Bay currently pay their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components. The Company anticipates that Seabrook Unit 2 will be sold as part of the expected sale of the Seabrook Project in 2002. The Participants in Seabrook Unit 1 and Unit 2 have agreed to contribute their pro-rata share of $2 million to an escrow account for the development and performance of a plan to mitigate the visual impact of Unit 2. The contribution to the escrow account is scheduled to occur within 60 days of the closing of the sale of Seabrook.

  Joint Ownership of Seabrook

     Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Ownership interests in the Seabrook Project are several and not joint, and each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay and Little Bay's combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities ("NU") and its affiliates and the 17.5% interest held by The United Illuminating Company.

     A Participant may sell any portion of its ownership interest to any entity that is engaged in the electric utility business in New England. Before such sale, however, such selling Participant must give certain other Participants the right of first refusal to purchase the interest on the same terms. Any Participant may transfer, free from the foregoing right of first refusal, any portion of its interest (a) to a wholly-owned subsidiary, (b) to another company in the same holding company system or a construction trust for the benefit of the transferor or another company in the same holding company system, or (c) in connection with a merger, consolidation or acquisition of substantially all of the properties or all of the generating facilities of a Participant. Eight Participants have announced that they are selling their ownership interest in the Seabrook Project as part of the current sale process underway.

     The failure to make monthly payments under the JOA by owners of the Seabrook Project other than Great Bay and Little Bay may have a material effect on Great Bay and Little Bay if either should choose to pay a greater proportion of the Seabrook Unit 1 and Seabrook Unit 2 expenses in order to preserve the value of its share of the Seabrook Project. In the past, certain of the owners of the Seabrook Project other than Great Bay and Little Bay have not made their full respective payments. At the current time, the electric utility industry is undergoing significant changes as competition and deregulation have been introduced into the marketplace. If a Participant other than Great Bay or Little Bay filed for bankruptcy, and that Participant was unable to pay its share of Seabrook Project expenses, Great Bay and/or Little Bay might choose to pay a greater portion of Seabrook Project expenses. In the past, the filing of bankruptcy by a Participant has not resulted in a failure to pay Seabrook Project expenses or an increase in the percentage of expenses paid by other Participants.

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed by certain of the Participants on June 29, 1992, is North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of NU. NU, in conjunction with certain of its affiliates, holds the largest joint ownership interest in the Seabrook Project, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by a majority vote of its members, although any action of the Executive Committee may be modified by a vote of 51% of the ownership interests. Frank W. Getman Jr., the Company's President and Chief Executive Officer, is currently a member of the Executive Committee. Anthony M. Callendrello, the Company's Chief Operating Officer, is a member of the Audit Committee and is Chairperson of the Budget Subcommittee and Vice Chairperson of the Non-Operating Participants Committee. Under the JOA, the managing agent of the Seabrook Project may be removed and a new managing agent appointed by a 51% interest of the Participants.

  Marketing and Customers

     Great Bay currently sells most of its power in the Northeast United States in the short-term wholesale power market. Great Bay does not currently depend on any single customer because a number of utilities and marketers are willing to buy Great Bay's share of electricity from the Seabrook Project at substantially the same price. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. The Company utilized unit contingent and firm forward energy trading contracts to maximize the value of the uncommitted portion of its 174-megawatt power supply from the Seabrook Project in 2001. The Company was not a party to any firm forward energy trading contracts as of December 31, 2001. Similarly, the Company does not expect to enter into firm forward energy trading contracts in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in late 2002.

  Purchased Power Agreements

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power Corporation ("UNITIL") that provides for Great Bay to sell to UNITIL 0.8696% of the energy and capacity of Seabrook, approximately 10 MW. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is 5.38 cents per kilowatt-hour ("kWh"). The price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL has an option to extend the UNITIL Purchased Power Agreement for an additional 11 years until 2022.

     The UNITIL Purchased Power Agreement was front-end loaded whereby UNITIL paid higher prices, on an inflation-adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL in the early years of the UNITIL Purchased Power Agreement was quantified in a "Balance Account" which increased annually to a total of $4.1 million in July 1998, and then decreased annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement had terminated prior to its scheduled termination, and if at that time there was a positive amount in the Balance Account, Great Bay would have been obligated to refund that amount to UNITIL Power. To secure the obligation of Great Bay to repay UNITIL the amount in the Balance Account, the UNITIL Purchased Power Agreement granted UNITIL a "Second Mortgage" on Great Bay's interest in the Seabrook Project. As the result of the Balance Account reaching zero in July 2001, the Second Mortgage was discharged by UNITIL in August 2001.

     To secure the obligation of Great Bay under the UNITIL Purchased Power Agreement to pay damages in the event of a default by Great Bay, the UNITIL Purchased Power Agreement grants UNITIL a "Third Mortgage" on Great Bay's interest in the Seabrook Project. The Third Mortgage is subject and subordinate to (i) senior mortgages and security agreements securing Great Bay's indebtedness to lenders in an aggregate amount not to exceed $80,000,000 and
(ii) other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure a Balance Account or similar obligation. The UNITIL Purchased Power Agreement further provides that UNITIL's Third Mortgage will rank pari passu with other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure potential payment of damages or similar obligations. The Company is currently evaluating various options regarding the UNITIL Purchased Power Agreement in order to maximize its value to the Company.

     Great Bay and Little Bay are parties to a power sales agreement dated as of November 19, 2001 under which Little Bay sells at cost, and Great Bay purchases, all of the output of the portion of Seabrook owned by Little Bay. This agreement is a unit power sale agreement. Accordingly, when all or part of Little Bay's interest in Seabrook is not producing electricity, the obligation of Little Bay to sell (and of Great Bay to purchase) is proportionately eliminated. The agreement can be terminated at any time by mutual consent of the parties, after any notice required by law.

     In February 2001, Great Bay executed a Purchase Power Agreement with Select Energy ("Select") whereby Great Bay sold 50 MWs of energy associated with the Seabrook Project to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3.

Millstone is a nuclear power plant located in Connecticut. The term of this agreement was April 1, 2001 through December 31, 2001. Delivery of power from either company was contingent on each of the units operating at a certain capacity.

     As part of the agreement, Select made a prepayment of $3.7 million to Great Bay in February 2001 and a second prepayment of $3.3 million in March 2001. Great Bay compensated Select for the prepayments by (i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and (ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment had been repaid. In order to collateralize the transaction, Great Bay and Little Bay each provided Select with a mortgage lien and security interest in their respective interests in the Seabrook Project. Great Bay repaid Select in 2001 and the mortgage liens and security interests were released as of July 2001. There was no price differential in exchanging power throughout the remaining term of the agreement.

  Competition

     Great Bay sells its share of Seabrook Project electricity into the wholesale electricity market in the Northeast United States. There are a large number of suppliers to this market and a surplus of capacity, resulting in intense competition. In addition, non-utility wholesale generators of electricity, such as independent power producers ("IPPs"), Qualifying Facilities ("QFs") and EWGs, as well as power marketers and brokers, actively sell electricity in this market.

     Great Bay may face increased competition, primarily based on price, from all the foregoing sources in the future. Great Bay believes that it will be able to compete effectively in the wholesale electricity market because of the current low cost of electricity generated by the Seabrook Project in comparison with existing alternative sources.

  NEPOOL

     Great Bay is a member of the New England Power Pool ("NEPOOL") and is a party to the Restated NEPOOL Agreement (the "NEPOOL Agreement"). NEPOOL is a voluntary association of companies engaged in the electricity business in New England and its membership is open to all investor-owned, municipal and cooperative electric utilities in New England and other companies that transact business in the region's bulk power market. Certain end users of electricity may also become NEPOOL members. The NEPOOL Agreement imposes certain obligations on its participants concerning generating capacity reserves and the right to use major transmission lines.

     New England's independent system operator, ISO New England, Inc. ("ISO-NE"), was established in July 1997 and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. ISO-NE performs these functions under a services contract with NEPOOL. ISO-NE administers a bid-based wholesale market system in New England that is designed to provide a competitive and efficient generation market through an hourly clearing price mechanism. During 2001, ISO-NE has been developing a revised market system, known as Standard Market Design ("SMD"), which will incorporate location-based pricing and congestion management. The SMD is currently scheduled to be implemented in December 2002.

  Northeast RTO

     In January 2001, in response to Federal Energy Regulatory Commission ("FERC") Order No. 2000, ISO-NE and six companies owning transmission facilities in New England filed a joint petition for a declaratory order to form a Regional Transmission Organization ("RTO") for the NEPOOL control area. The NEPOOL RTO filing proposed the establishment of two entities working in concert: (1) a new independent transmission company, Northeast Independent Transmission Company, LLC ("NE ITC"), and (2) an independent system operator. In July 2001, FERC issued a series of orders that rejected stand-alone RTO proposals filed by ISO-NE, the New York ISO ("NYISO"), and the PJM Interconnection ("PJM") and directed these three northeastern power pools to participate in a mandatory mediation process with the goal of forming a single Northeast RTO ("NE RTO"). The 45-day NE RTO mediation commenced in July

2001 and ran through early September 2001, and resulted in a business plan for developing and implementing the NE RTO. However, in early January 2002, PJM signaled its intent to move away from the NE RTO and instead work to create an RTO with the Midwest ISO. In late January 2002, ISO-NE and NYISO announced their intent to continue evaluating the potential of a NE RTO, which may eventually include Canadian power systems.

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

     Great Bay and Little Bay are also subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay and Little Bay propose to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, account and services and property records.

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

     Over the past several years, New Hampshire and a number of other New England states have implemented deregulation of the electric retail utility industry. In addition, NEPOOL restructured to create and maintain open, non-discriminatory, competitive, unbundled wholesale markets for energy, capacity, and ancillary services. The NEPOOL wholesale market commenced operation in May 1999. All of the deregulation initiatives open retail and wholesale electricity markets to competition in the affected states. Great Bay and Little Bay believe they benefit from the deregulation of the electricity industry, however it is not possible to quantify the impact of deregulation on the companies. Further, Great Bay and Little Bay remain wholesale sellers of electricity and have not entered the competitive retail electricity market.

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

     In the event of a permanent shutdown of any unit, NRC regulations require that the unit be completely decontaminated of any residual radioactivity. While the current owners of the Seabrook Project are accumulating monies in a trust fund to pay decommissioning costs, if these costs exceed the amount of the trust fund, the current owners at such time will be liable for the excess.

  Nuclear Related Insurance

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.5 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9.3 billion, based on the 106 nuclear units (103 operating units and three units that still handle used fuel) in the United States. The secondary layer is based on a retrospective premium assessment of $88.1 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.2 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay and Little Bay would be obligated to pay their ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay and Little Bay estimate their maximum liability per incident currently would be an aggregate amount of approximately $13.2 million per accident, with a maximum annual assessment of about $1.5 million per incident, per year.

     The Seabrook Participants are subject to retroactive assessments if losses under those policies exceed the accumulated funds available to the insurer. The maximum potential assessments against the Participants with respect to losses arising during the current policy year for the primary property insurance program and the excess property damage policies are approximately $8.2 million and $10.2 million, respectively. The Company's combined 15% share is $1.2 million and $1.5 million, respectively.

     Great Bay and Little Bay also independently purchase business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from April 1, 2001 until April 1, 2002 and a renewal policy has been signed which will be in effect from April 1, 2002 until April 1, 2003. The policy provides for the payment of a fixed weekly loss amount of $600,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay and Little Bay is a total of $81.1 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $789,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

     The board and management of NEIL has announced, that in light of the events of September 11, 2001, the current coverage for terrorism will remain available under all the NEIL policies, but with the addition of a provision regarding the maximum recoveries available for multiple terrorism occurrences. The NEIL board approved the following changes to the NEIL policy forms to respond to the increased potential of multiple terrorism losses at insured sites: (1) increase the multiple for the maximum retrospective premium adjustments from five to ten; and (2) provide specifically for the use of NEIL resources for multiple losses resulting from terrorism within one year. Under this provision, all losses occurring within 12 months from the date of the first loss would share a single recovery of $3.24 billion plus any amounts NEIL recovers from reinsurers or the government, with priority for the property claims over accidental outage claims.

  Nuclear Fuel

     NAESCO, the Seabrook Project's managing agent, has made, or expects to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project's existing contractual arrangements, Great Bay and Little Bay believe that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2004. Uranium concentrate and conversion, enrichment and fabrication services currently are available from a variety of sources. The cost of such concentrate and such services varies based upon market forces.

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

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high-level waste beginning no later than January 31, 1998. The DOE has not met its contractual and statutory requirements under the NWPA calling for the DOE to begin accepting spent fuel from the industry by January 1998. The DOE announced that its first high-level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high-level waste disposal obligations and ruled that plant operators are entitled to monetary damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO's case against the DOE is still pending. Until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts, nuclear plants such as Seabrook must retain high-level waste on-site or make other storage provisions. In addition, NAESCO has advised the Company that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2008.

     In May 2001, the DOE issued a supplement to the 1999 draft Environmental Impact Statement of Yucca Mountain in Nevada, and public hearings on this document were held in mid-2001. On February 14, 2002, the DOE recommended to President Bush that Yucca Mountain in Nevada be developed as the nation's first long-term geologic repository for the disposal of spent nuclear fuel high-level nuclear waste. On February 15, 2002 the President notified Congress that he considers Yucca Mountain qualified for a construction permit application, taking the next in a series of steps required for approving the site as a nuclear materials repository.

     The Low-Level Radioactive Waste Policy Act of 1980 requires each state to provide disposal facilities for low-level waste ("LLW") generated within the state, either by constructing and operating facilities or by joining regional compacts with other states to jointly fulfill their responsibilities. However, the Low-Level Radioactive Waste Policy Amendments Act of 1985 permits each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) to impose volume limits and a surcharge on shipments of LLW from states that are not members of their regional compact.

     The Seabrook Project ships certain LLW to privately owned facilities in South Carolina and Utah. Since 1999, the Project has been shipping LLW to a processing facility in Tennessee where the material is subjected to separation and volume reduction methods to minimize the final volume to be disposed at a burial site. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by these facilities is currently stored on-site at the Seabrook facility. LLW from normal Seabrook Project operations will continue to be generated at a slow rate as a result of aggressive efforts at the Seabrook Project to minimize this material. NAESCO has advised the Company that the Seabrook Project's capacity for on-site storage of LLW is expected to be sufficient to meet the project's storage requirements through 2006.

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

     On November 5, 2001, the NDFC issued a Final Report and Order in proceeding NDFC Docket 2001-1, which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1), is approximately $555.6 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 24-year life for the facility and a future cost escalation of 5.25%.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying for the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of approximately $221,700 as of December 31, 2001.

     Although the owners of the Seabrook Project are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess.

     In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the NRC staff found that Great Bay complied with the decommissioning funding assurance requirements. In July 1998, the staff of the NRC notified Great Bay of the staff's determination that Great Bay complied with the decommissioning funding assurance requirements under NRC regulations.

     In response to the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.4 million in 2002 and escalate at 4% each year thereafter through 2015.

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

     The EPA issued a National Pollutant Discharge Elimination System ("NPDES") permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. A renewal application was filed in April 1998 and supplemented in August and September of 1998 and in September 1999. The EPA issued a draft NPDES permit in December 2001. The final permit was issued in February 2002. The permit indicates that the Seabrook Project water cooling system represents the best technology available.

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

  Equity Investment in HoustonStreet

     BayCorp owns a 45.9% equity interest in HoustonStreet. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States.

     HoustonStreet's crude oil platform includes several trading floors, organized by grade and location. The platform allows for a user-customized view where the user can specify which markets should appear together on a floor, regardless of grade, location or type. HoustonStreet's refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. Commodities traded include numerous grades of gasoline and distillates, specifically jet fuel, number 2 heating oil, low sulfur diesel, regular gas, regular reformulated gas, premium gas and premium reformulated gas.

     On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the

"HoustonStreet Series C Units." In April 2001, BayCorp authorized HoustonStreet to convert BayCorp's $7 million loan made in 2000, along with approximately $1 million in accrued interest and penalties on the note and past due management fees, into $8 million of Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts had no accounting impact on BayCorp.

     In 2001, HoustonStreet downsized its organization and shut down its electricity trading platforms, shifting it business focus to its crude oil and refined products trading platforms. In addition, HoustonStreet intends to leverage its open architecture in order to integrate trade information with its customers' mid- and back-office applications.

EMPLOYEES AND MANAGEMENT

     As of March 15, 2002, BayCorp had 11 employees. Its subsidiaries, Great Bay and Little Bay, had no employees. As of March 15, 2002, HoustonStreet had six employees.

     BayCorp entered into Management and Administrative Services Agreements (the "Services Agreements") with Great Bay and HoustonStreet. Under the Services Agreement with Great Bay, BayCorp provides Great Bay with a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. Great Bay paid $1,203,600 to BayCorp for these services in 2001. Under the Services Agreement with HoustonStreet, BayCorp provides HoustonStreet with administrative, accounting and bookkeeping, budgeting and human resource services. HoustonStreet paid $165,000 to BayCorp in 2001 for these services. Each Services Agreement has a one-year term and provides for automatic one-year renewals.

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

     BayCorp's corporate headquarters is located in Eliot, Maine where it occupies approximately 5,000 square feet of office space. BayCorp's management believes that the corporate headquarters in Eliot, Maine meets its current requirements and that additional space can be obtained to meet requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

  Executive Officers of the Registrant

     The executive officers of BayCorp are:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Frank W. Getman Jr. ...................  38    Chairman of the Board, Chief Executive Officer and
                                               President
Anthony M. Callendrello................  50    Chief Operating Officer and Secretary
Patrycia T. Barnard....................  46    Vice President of Finance and Treasurer

     Frank W. Getman Jr. has served as Chief Executive Officer and President of the Company since May 1998. Mr. Getman has served as Chairman of the Board since May 2000 and has served as Chief Operating Officer of the Company from September 1996 to March 2000 and Vice President, Secretary and General Counsel of Great Bay from August 1995 to September 1996. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr LLP, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University.

     Anthony M. Callendrello has served as the Company's Chief Operating Officer since April 2000 and as the Secretary of the Company since May 2000. Mr. Callendrello has over 20 years experience in the nuclear industry. With over 16 years at the Seabrook Project, Mr. Callendrello most recently served as the plant's Manager of Environmental, Government and Owner Relations. From 1980 to 1983, Mr. Callendrello was employed with Stone & Webster Engineering Corporation, which provided engineer and architect services to utility and other industries. Mr. Callendrello holds a Master of Engineering -- Mechanical degree and a Bachelor of Engineering degree from Stevens Institute of Technology.

     Patrycia T. Barnard has served as Vice President of Finance and Treasurer of the Company since January 2001. Ms. Barnard served as Director of Accounting since May 1996 and has served as Treasurer since 1998. Ms. Barnard has over 20 years experience in multi-national, corporate accounting and finance. From 1978 until 1993, Ms. Barnard was employed by BTR, Plc., a conglomerate of highly diversified manufacturing companies, most recently as Assistant Controller for Clarostat Mfg. Co. Inc., a vertically intergrated electronic manufacturing company located in Plano, TX and Juarez, Mexico. Ms. Barnard holds an M.B.A and a Masters in Accounting from New Hampshire College. She also holds a B.S. in Business Administration from the University of New Hampshire.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Following are the reported high and low sales prices of BayCorp Common Stock ("MWH") on the American Stock Exchange as reported in the Wall Street Journal daily as traded, for each quarter of 2000 and 2001:

                                                            HIGH          LOW
                                                            ----          ---
2000
  First Quarter........................................    $32.25        $9.81
  Second Quarter.......................................     23.75         7.13
  Third Quarter........................................     12.00         7.00
  Fourth Quarter.......................................     11.50         5.50

                                                            HIGH          LOW
                                                            ----          ---
2001
  First Quarter........................................    $10.00        $6.25
  Second Quarter.......................................     11.85         7.80
  Third Quarter........................................      9.70         8.25
  Fourth Quarter.......................................     10.15         8.35

     As of March 14, 2002, the Company had 28 holders of record of its Common Stock. The Company believes that as of March 14, 2002, the Company had approximately 979 beneficial holders of its Common Stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company's stockholders hold their shares in street name.

     BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

     The following table presents selected financial data of the Company as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            2001       2000       1999       1998       1997
                                           -------    -------    -------    -------    -------
INCOME STATEMENT DATA:
Operating Revenues.......................  $79,480    $56,347    $45,731    $32,034    $26,642
Operating Expenses.......................   56,021     67,060     45,626     37,310     36,880
Net Income (Loss)........................   21,688    (15,669)    (4,740)    (6,769)   (11,215)
BALANCE SHEET DATA:
Cash, Cash Equivalents & Short Term
  Investments............................   17,181     14,109      5,930     12,055     19,092
Working Capital..........................   22,636        283     17,707     17,761     23,079
Total Assets.............................  174,272    153,594    157,110    140,358    140,158
Decommissioning Liability................   85,523     71,618     79,443     60,274     55,846
Capitalization:
  Common Equity..........................   73,555     51,539     66,246     71,359     78,139
Total Capitalization.....................   73,555     51,539     66,246     71,359     78,139

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     BayCorp derives all of its revenue through its energy trading activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay are electricity generating companies whose principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire.

     BayCorp reported net income for the year ended December 31, 2001 and reported net losses for the years ended December 31, 2000, 1999, 1998 and 1997. The net income in 2001 was primarily attributable to increased revenues and the realized gain in 2001 on firm forward energy trading contracts. The 2000 net loss was primarily attributable to the non-cash charge to earnings for unrealized losses on firm forward trading contracts and the costs associated with a Seabrook refueling outage during the final ten weeks of 2000. The 1999 net loss was primarily due to costs associated with the refueling outage during the fall of 1999. The 1998 net loss was primarily due to the costs associated with the unscheduled outages at the Seabrook Project that occurred during the year and to the charge related to the termination of a power marketing agreement between Great Bay and PECO Energy Company. The 1997 net loss was primarily due to costs associated with the scheduled and unscheduled outages at the Seabrook Project that occurred during that year.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. BayCorp incurs losses during outage periods due to the loss of all revenues from the sale of generation and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for BayCorp to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. Refueling outages are generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed. There was no refueling outage in 2001. The Seabrook Project conducted a refueling outage in 2000, which began on October 21, 2000. This refueling outage was scheduled for approximately 30 days, however due to unexpected mechanical problems, the Seabrook Project did not return to full power until February 1, 2001. The next refueling outage is scheduled to begin in May 2002.

     The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

RESULTS OF OPERATIONS

  Operating Revenues

     BayCorp's operating revenues for 2001 increased by approximately $23,100,000, or 41.1%, to $79,480,000 as compared to $56,347,000 for 2000. The increase was attributable to several factors. The capacity factor at the Seabrook Project was 85.8% of the rated capacity for the twelve months ended December 31, 2001 as compared to a capacity factor of 85.2% for the twelve months ended December 31, 2000. Operating revenues and capacity factor were adversely impacted in 2000 and 2001 by the scheduled refueling outage at the Seabrook Project that began on October 21, 2000. A return to full power was expected on November 21, 2000. The outage was extended when damage to one of the plant's emergency diesel generators occurred, requiring an extensive repair effort. The Seabrook Project returned to full power on February 1, 2001. The Company purchased a significant amount of power to cover firm contracts, primarily due to this refueling outage, and also purchased power for resale in 2001, thus increasing revenues. Purchased power expenses for the twelve months ended December 31, 2001 were approximately $27,008,000 as compared to approximately $13,270,000 for the twelve months ended December 31, 2000 primarily due to increased power purchases. Increases in capacity factor and purchased power increased sales of electricity by approximately 27.6% to 1,854,967,500 kWhs in 2001 as compared to 1,453,263,900 kWhs in 2000.

     The Company also realized a higher average selling price in 2001. During the twelve months ended December 31, 2001, the average selling price increased 10.9% to 4.29 cents per kWh as compared to an average selling price of 3.87 cents per kWh for the twelve months ended December 31, 2000.

     Great Bay's cost of power (determined by dividing total operating expenses by kWhs sold during the applicable period) decreased 35% to 3.02 cents per kWh in 2001 as compared to 4.61 cents per kWh in 2000. This decrease was primarily the result of increased kWhs sold in 2001 and lower operating expenses due to realized gains on firm forward contracts of approximately $12,879,000 in 2001 as compared to higher operating expenses in 2000 due to unrealized losses on firm forward contracts of approximately $12,232,000 in 2000.

     BayCorp's operating revenues for 2000 increased by approximately $10,600,000, or 23.2%, to $56,347,000 as compared to $45,731,000 for 1999. This increase was primarily attributable to increases in selling prices in 2000 as compared to 1999. During 2000, the sales price kWh increased 23% to 3.87 cents per kWh as compared with 3.13 cents per kWh in 1999. Sales of electricity decreased slightly by approximately 0.2% to 1,453,263,900 kWhs in 2000 as compared to 1,457,110,270 kWhs in 1999. The 2000 capacity factor at the Seabrook Project was 85.2% of the rated capacity as compared to a capacity factor of 85.6% for 1999. Operating revenues and capacity factor were adversely impacted in 2000 by the scheduled refueling outage at the Seabrook Project that began on October 21, 2000 as mentioned above. Operating revenues and capacity factor were adversely impacted in 1999 by the scheduled refueling outage that began on March 27, 1999. Great Bay purchased approximately 262,409,300 kWhs for resale in 2000 primarily to cover firm contracts during the extended outage in the fourth quarter.

     Great Bay's cost of power increased 38% to 4.61 cents per kWh in 2000 as compared to 3.33 cents per kWh in 1999. This increase was primarily the result of the expense associated with the unrealized losses on firm forward contracts of approximately $12.2 million in 2000 as compared to $806,000 in 1999.

  Expenses

     BayCorp's total operating expenses for 2001 decreased approximately $11,039,000, or 16.5%, in comparison with 2000. This decrease was primarily the result of the non-cash charge to earnings for unrealized gains/losses on firm energy trading contracts. In 2001, the Company realized gains on firm forward energy trading contracts of $12,879,000 and total operating expenses were reduced by this amount. In 2000, total operating expenses were higher because the Company recorded unrealized losses on firm forward energy trading contracts of $12,232,000. As of December 31, 2000, the company held numerous firm forward energy trading contracts to deliver power in 2001. The Company had no firm forward energy trading contracts as of December 31, 2001, nor does it expect to in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in late 2002.

     Production and transmission costs decreased approximately $655,000, or 2.5%, from $26,089,000 in 2000 to $25,434,000 in 2001. Purchased power expenses increased approximately $13,738,000, or 103%, from $13,270,000 in 2000 to $27,008,000 in 2001. This increase was primarily attributable to the extended duration of the 2000 refueling outage that began on October 21, 2000. A return to full power was expected on November 21, 2000. The outage was extended when damage to one of the plant's emergency diesel generators occurred, requiring an extensive repair effort. The Seabrook Project returned to full power on February 1, 2001. In order to cover some of its firm energy contracts and to secure cash to cover some of its operating costs in the first half of 2001, Great Bay executed a Purchase Power Agreement with Select in February 2001 whereby Great Bay sold 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. The term of this agreement was April 1, 2001 through December 31, 2001. See "Business -- Purchased Power Agreements."

     Administrative and general expenses increased approximately $1,839,000, or 25%, from $7,372,000 in 2000 to $9,211,000 in 2001. This increase was primarily attributable to costs associated with employee turnover and retirements at the Seabrook Project in 2001 and a bad debt expense of $1,100,000 to establish a reserve for bad debts specific to Enron. See "Recent Developments." There was no similar charge in 2000.

     Depreciation and amortization charges decreased approximately $429,000, or 10.3%, from $4,159,000 in 2000 to $3,730,000 in 2001. This decrease was primarily due to a reduction in fixed asset values. Taxes other than income decreased $422,000, or 10.7%, from $3,938,000 in 2000 to $3,516,000 in 2001.
This decrease was due to the continued reduction in Seabrook property taxes resulting from prior year negotiations between the management of the Seabrook Project and the towns of Seabrook, Hampton and Hampton Falls, New Hampshire to reduce the assessed value of the Seabrook Project.

     Interest and dividend income decreased approximately $642,000, or 55.2%, from $1,162,000 in 2000 to $520,000 in 2001, primarily due to lower average monthly cash balances and lower interest rates in 2001 as compared 2000. Although the Company's cash balance at December 31, 2001 of $17,181,000 was approximately 55% greater than its cash balance at December 31, 2000, the Company's cash balance during the first half of 2001 was adversely affected by the late 2000 and early 2001 outage and was favorably affected by strong operations at Seabrook during the second half of 2001.

     Decommissioning cost accretion decreased $372,000, or 10.2%, to $3,261,000 in 2001 as compared to $3,633,000 in 2000. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Decommissioning trust fund income decreased $127,000, or 7.4%, to $1,599,000 in 2001 as compared to $1,726,000 in 2000. The decrease in interest earned on the decommissioning trust fund reflected the lower rates of returns on investments.

     Equity loss in BayCorp's HoustonStreet investment was $4,352,000 in 2000 as compared to $450,000 in 2001. As of December 31, 1999, the Company owned 100% of HoustonStreet. The Company recognized its ownership share of HoustonStreet's losses, $3,396,000, for 1999. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method. The net financial impact of this deconsolidation was $4,352,000, recorded in 2000. BayCorp invested $450,000 in HoustonStreet in 2001 and recorded as an equity loss in investment.

     Other income (deductions) decreased approximately $932,000, to a net deduction in 2001 of $179,000 as compared to other income in 2000 of $753,000. This decrease in other income is primarily due to lower administrative fees charged to HoustonStreet in 2001 as compared to 2000 and fewer sales of miscellaneous Unit 2 equipment at Seabrook in 2001 as compared to 2000.

     BayCorp's total operating expenses for 2000 increased $21.4 million, or 47%, in comparison with 1999. This increase was primarily the result of the non-cash charge to earnings for unrealized losses on firm energy trading contracts. Unrealized losses for firm energy trading contracts were $12,232,000 for 2000 as compared to $806,000 for 1999. Production costs increased approximately $6,800,000, or 37.3%, from $18,220,000 in 1999 to $25,016,000 in
2000. This increase was primarily the result of the Company's increased ownership in the Seabrook Project, from approximately 12.1% for the first eleven months of 1999 to approximately 15% for December 1999 and all of 2000. In addition, the increase in operating expenses in 2000 as compared to 1999 was attributable to the costs associated with the extended refueling outage in the fourth quarter of 2000. Purchased power expenses increased approximately $1,000,000, or 8.5%, from $12,232,000 in 1999 to $13,270,000 in 2000. This increase was primarily attributable to an increase in the purchase price of power in 2000 as compared to 1999.

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

     Interest and dividend income increased approximately $514,000, or 79.3%, from $648,000 in 1999 to $1,162,000 in 2000, primarily due to higher average cash balances during 2000 as compared to 1999. Decommissioning cost accretion increased $313,000, or 9.4%, to $3,633,000 in 2000 as compared to $3,320,000 in
1999. Decommissioning trust fund income increased $971,000, or 128%, to $1,726,000 in 2000 as compared to $755,000 in 1999. The increase in interest earned on the decommissioning trust fund reflected the higher 2000 fund balances as Great Bay continued to make contributions to the Great Bay decommissioning trust fund and the addition of the Little Bay decommissioning trust funds in 2000. Other Income increased approximately $443,000, or 143%, to $753,000 in 2000 as compared to $310,000 in 1999, primarily due to miscellaneous sales of Unit 2 equipment at Seabrook.

     Equity loss in HoustonStreet investment was $4,352,000 in 2000 and $3,396,000 in 1999. As of December 31, 1999, the Company owned 100% of HoustonStreet. The Company recognized its ownership share of HoustonStreet's losses, $3,396,000, for 1999. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method. The net financial impact of this deconsolidation was $4,352,000, recorded in 2000.

  Net Operating Losses

     For federal income tax purposes, as of December 31, 2001, the Company had net operating loss carry forwards ("NOLs") of approximately $208 million, which are scheduled to expire between 2004 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $115 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $115 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOL's is available for use in future years until such NOL's are scheduled to expire. The Company's other $93 million of NOLs are not currently subject to such limitations.

LIQUIDITY AND CAPITAL RESOURCES

     BayCorp's subsidiary, Great Bay, currently sells most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by Great Bay was sufficient to meet the Company's ongoing cash requirements in 2001. If the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease from current price levels, BayCorp or Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

     On January 4, 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron that Enron was terminating it contracts with Great Bay. Enron owes Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an administrative claim against Enron of $684,100 for power delivered between December 2, 2001 and December 21, 2001 and an unliquidated claim for damages resulting from the termination of the contracts. Enron paid $684,100 to Great Bay on February 21, 2002. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing.

     On February 6, 2001, Great Bay executed a Purchase Power Agreement with Select whereby Great Bay sold 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. The term of this agreement was April 1, 2001 through December 31, 2001. Delivery of power from either company was contingent on each of the units operating at certain capacity.

     As part of the agreement, Select made a prepayment of $3.7 million to Great Bay in February 2001 and a second prepayment of $3.3 million in March 2001. Great Bay compensated Select for the prepayments by (i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and (ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment has been repaid. In order to collateralize the transaction, Great Bay and Little Bay each provided Select with a mortgage lien and security interest in their respective interests in the Seabrook Project. Great Bay repaid Select in 2001 and the mortgage liens and security interests were released as of July 2001. There was no price differential in exchanging power throughout the remaining term of the agreement.

     The Company's principal asset available to serve as collateral for borrowings is Great Bay's and Little Bay's combined 15% interest in the Seabrook Project. Pursuant to a purchased power agreement, dated as of April 1, 1993, between Great Bay and UNITIL, Great Bay's interest in the Seabrook Project is encumbered by a mortgage. This mortgage is subject and subordinate to up to $80 million of senior secured financing and certain other mortgages.

     BayCorp's total cash and short-term investments increased approximately $3,100,000 during 2001. The principal factor affecting liquidity during 2001 was the Company's net income of $21,688,000 reduced by the non-cash credit to income, realized gain on forward firm energy trading contracts, of approximately $12,879,000. Other non-cash charges to income included $3,272,000 for depreciation and amortization, $4,140,000 for nuclear fuel amortization and $3,261,000 for decommissioning cost accretion. In addition, there was an increase in miscellaneous liabilities of approximately $4,216,000 primarily due to the monthly accrual for outage costs estimated for the May 2002 refueling outage. Offsetting these non-cash charges to income were cash charges including approximately $1,284,000 for decommissioning interest. There was an approximate $3,160,000 increase in accounts receivable. This increase was primarily due to higher sales in December 2001 as compared to December 2000 when there was a refueling outage at the Seabrook Project. In addition, there was an approximate $6,580,000 decrease in accounts payable primarily due to higher accounts payable for purchased power in December 2000 as compared to December 2001. Other cash charges included approximately $1,788,000 for capital expenditures and $5,017,000 for nuclear fuel.

     Great Bay's 2001 decommissioning payments totaled approximately $2,617,000. The decommissioning funding schedule is determined by the NDFC, which reviews the schedule for the Seabrook Project at least annually. Great Bay expects to use revenues from the sale of power to make decommissioning payments. See "Business -- Decommissioning."

     BayCorp received approximately $423,000 in 2001 from the exercise of options to purchase 67,000 shares of BayCorp common stock by former employees of the Company. Also in 2001, BayCorp invested $450,000 in cash in HoustonStreet. This amount was recorded as an equity loss in HoustonStreet for 2001 and net income for 2001 was reduced by $450,000.

     Great Bay anticipates that its share of the Seabrook Project's capital expenditures for the 2002 fiscal year will total approximately $5.3 million for nuclear fuel and various capital projects. In addition, Great Bay is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1's operations.

     In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the current auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations. The auction began in the last quarter of 2001 with a closing expected in the last quarter of 2002.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Annual Report contains forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this report.

     History of Losses. BayCorp reported operating income for 2001. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation. Until 2001, electricity sales at short-term rates have not resulted in sufficient revenue to enable BayCorp to meet its cash requirements for operations, maintenance and capital related costs. In addition, and despite recently increasing prices for electricity in the northeast United States, there can be no assurance that Great Bay or Little Bay will be able to sell power at prices that will enable them to meet their cash requirements.

     Liquidity Need. As of December 31, 2001, BayCorp had approximately $17,100,000 in cash and cash equivalents, restricted cash and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2002. However, if in 2002, the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, costs associated with the May 2002 scheduled refueling outage and costs associated with the sale of the Seabrook Project, are materially higher than anticipated, or if the prices at which Great Bay and Little Bay are able to sell their share of the Seabrook Project electricity decrease from current price levels, the Company or its wholly-owned subsidiaries would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. In that event, the Company and its wholly owned subsidiaries would likely need to raise additional capital from outside sources. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

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

     Risks Associated with Agreement to Sell Seabrook Ownership Interests. On October 10, 2000, the Company, Great Bay and Little Bay entered into an agreement with Northeast Utilities ("NU") under which Great Bay and Little Bay will join with NU in the sale of NU's ownership interests in the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by an auction process led by NU. Although the auction process began in the last quarter of 2001 with a closing expected in the last quarter of 2002, the Company cannot control the procedure or timing of the joint sale of the Seabrook Project, and the sale may be delayed, abandoned or otherwise affected by factors beyond the Company's control. Significantly, the price obtained by Great Bay and Little Bay in the sale of their Seabrook interests cannot be predicted. Further, the value of the fuel and inventory owned by Great Bay and Little Bay, currently estimated at between $10 million to $14 million, may be materially different than estimated.

     Changes in the New England Wholesale Power Market. During recent years in New England, the combination of (1) small increases in the demand for electricity and (2) electric industry deregulation has resulted in increased uncertainty regarding the price of electricity in the wholesale power market. Although Great Bay's average selling price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased from 3.13 cents in 1999 to 3.87 cents in 2000 and to 4.29 cents in 2001, there can be no assurance that Great Bay or Little Bay will be able to sell their power at these prices or higher prices in the future.

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

     The NRC has promulgated a broad range of regulations affecting all aspects of the design, construction and operation of a nuclear facility, such as the Seabrook Project, including performance of nuclear safety systems, fire protection, emergency response planning and notification systems, insurance and quality assurance. The NRC retains authority to modify, suspend or withdraw operating licenses, such as the license pursuant to which the Seabrook project operates, at any time that conditions warrant. For example, the NRC might order Seabrook Unit 1 shut down (i) if flaws were discovered in the construction or operation of Seabrook Unit 1, (ii) if problems developed with respect to other nuclear generating plants of a design and construction similar to Unit 1, (iii) if accidents at other nuclear facilities suggested that nuclear generating plants generally were less safe than previously believed or (iv) if security measures activated immediately after the attacks of September 11, 2001, or as a result of the NRC's safety order on February 25, 2002, were deemed insufficient or inadequate.

     Risk of Nuclear Accident. Nuclear reactors have been used to generate electric power for more than 35 years and there are currently 103 nuclear reactors operating for electric power generation in the United States. Although the safety record of these nuclear reactors in the United States generally has been very good, accidents and other unforeseen problems have occurred both in the United States and elsewhere, including the well-publicized incidents at Three Mile Island in Pennsylvania and Chernobyl in the former Soviet Union. The consequences of such an accident can be severe, including loss of life and property damage, and the available insurance coverage may not be sufficient to pay all the damages incurred.

     Risk of Terrorist Attack. With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation's nuclear power plants, including the Seabrook Project, remain at a high level of security. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Compliance with these requirements will result in additional incremental operating and capital costs. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project. These costs could be substantial. The consequences of a terrorist attack could be severe, including loss of life and property damage, and the available insurance coverage may not be sufficient to pay all the damages incurred.

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

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high-level waste beginning no later than January 31, 1998. The DOE has not met its contractual and statutory requirements under the NWPA calling for the DOE to begin accepting spent fuel from the industry by January 1998. The DOE announced that its first high-level waste repository would not be in operation until 2010 at the earliest.

     The Seabrook Project increased its on-site storage capacity for low-level waste ("LLW") in 1996 and that capacity is expected to be sufficient to meet the Project's storage requirements through 2006. In addition, the managing agent of the Seabrook Project has advised the Joint Owners that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2008. If the Seabrook Project were unable to store nuclear waste on site or make other disposal provisions, the Company's business, results of operations and financial condition would be materially and adversely affected. See "Business -- Nuclear Waste Disposal."

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

     Risks Related to HoustonStreet. HoustonStreet's revenues depend on continued and expanded use of Internet-based wholesale energy trading platforms. Electronic trading of wholesale energy is new and evolving, and thus may not achieve widespread market acceptance or emerge as a sustainable business. In addition, HoustonStreet will need to enhance trading liquidity in order to increase and sustain revenues. As a technology dependent business, HoustonStreet's business could suffer due to computer or communications systems interruptions or failures, technological change or adverse competitive developments. Further, as electronic commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could materially adversely affect HoustonStreet's business. Although HoustonStreet currently is not aware that it infringes any other patents, it is possible that HoustonStreet's technology infringes patents held by third parties. If HoustonStreet were to be found infringing, the owner of the patent could sue HoustonStreet for damages, prevent HoustonStreet from making, selling or using the owner's patented technology or could impose substantial royalty fees for those privileges. If any of the foregoing risks materialize, or other risks develop that adversely affect HoustonStreet, or if HoustonStreet fails to grow its revenues and net income, BayCorp could lose all of the value of its investment in HoustonStreet.

CRITICAL ACCOUNTING POLICIES

     Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 to the Consolidated Financial Statements is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used by the Company.

  Decommissioning

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, reflected on the February 7, 1996, Exposure Draft titled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets" Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During November 2001, the NDFC issued an order which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 24-year life for the facility and a future cost escalation of 5.25%.

     Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 4.75%, over the funding period, to December 31, 2001, represented a liability of $85.5 million reflected in the accompanying balance sheet. As of December 31, 2000, and based on the prior NDFC study, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning expenditures, starting in 2013 and being completed in 2042 was $217.2 million, which discounted at an average rate of 4.75%, over the funding schedule to December 31, 2000 represented a liability of $71.6 million reflected in the accompanying consolidated balance sheet. In accordance with the original exposure draft, the company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

     Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $3,261,000, $3,633,000 and $3,329,000 for the years ended December 31, 2001, 2000 and 1999. The change in the accretion between years reflects adjustments to the estimated decommissioning by the NDFC.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $221,700 and $338,100 as of December 31, 2001 and 2000.

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

     Great Bay and Little Bay accrue for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay and Little Bay continue to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on October 21, 2000. Seabrook resumed full operating capacity on February 1, 2001. Seabrook Project management have scheduled the next outage to begin in May 2002. The 2002 outage has an estimated incremental operations and maintenance cost of $32 million. The Company's share is approximately $4.8 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change.

  Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2000 and as of December 31, 2001, the Company owned 45.9% of HoustonStreet. Therefore, during 2000, the Company deconsolidated HoustonStreet. At December 31, 2000 and December 31, 2001, the Company accounts for this investment on the equity method and is presenting the 1999 financial statement on a comparative basis (see Note 12.) The Company has an agreement with HoustonStreet under which it is providing certain accounting and administrative services to HoustonStreet for the periods April 1999 to December 2001 and for the calendar year 2002. Income related to such services was $165,000 for the period ending December 31, 2001.

  Energy Marketing

     The Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company had not entered into any forward firm energy trading contracts as of December 31, 2001, nor does it expect to in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in 2002. As a result, as of December 31, 2001, the Company had no unrealized loss or gain on the mark-to-market of forward firm energy trading contracts recorded in accrued expenses. The net change in unrealized gain on trading activities for the year ended December 31, 2001 was $12,879,000 and is included in the accompanying consolidated statement of income for 2001. As of December 31, 2000, the Company had a net unrealized loss of approximately $12,879,427 recorded in accrued expenses. The net change in unrealized loss on trading activities for the year ended December 31, 2000 was $12,232,000 and is included in the accompanying consolidated statement of income for 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     Asset Retirement Obligations: The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 17, 2000 the FASB issued a "Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards:
Accounting for Obligations Associated with the Retirement of Long-Lived Assets." On June 30, 2000, the respective proposed statement was issued by the FASB. In August 2001, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Retirement Obligations." SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Great Bay's and Little Bay's accounting for decommissioning is based on the FASB's original tentative conclusions. The new statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The new statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset.

     The new statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the new statement is adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 2001. The new statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Great Bay and Little Bay have not quantified the impact, if any, that the new statement will have on the consolidated financial statements.

     Impairment or Disposal of Long-Lived Assets: In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supercedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business). SFAS No. 144 is effective beginning January 1, 2002 and, generally, is to be applied prospectively. The Company does not expect that SFAS No. 144 will have a significant impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

COMMODITY PRICE RISK

     The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts in prior years, including in 2001. Until December 31, 2001, Great Bay tracked its market exposure for these forward energy trading contracts in a mark-to-market model that was updated daily with current market prices and is reflected in the company's balance sheet. See "Note 5 -- Energy Marketing." The positive, or negative, value of Great Bay's portfolio of firm power commitments represented an estimation of the gain, or loss, that Great Bay would have experienced if open firm commitments were covered at then-current market prices. As of December 31, 2001, Great Bay had no firm forward, fixed energy trading contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted in the response found under Item 14(a)(1) in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

     (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I of the Report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation for Directors," "-- Executive Compensation," "-- Employment Agreements," "-- Report of the Compensation Committee" and "-- Stock Performance Graph" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

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

     (b) Reports on Form 8-K:

     None

                         INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................  F-2
Consolidated Statements of Income and Comprehensive Income
  -- Years Ended December 31, 2001, December 31, 2000 and
  December 31, 1999.........................................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  -- Years Ended December 31, 2001, December 31, 2000 and
  December 31, 1999.........................................  F-4
Consolidated Statements of Cash Flows --
  Years Ended December 31, 2001, December 31, 2000 and
     December 31, 1999......................................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly-owned subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 2002

                             BAYCORP HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS:
Current Assets:
  Cash & Cash Equivalents...................................    $ 15,278       $  9,071
  Restricted Cash -- Escrow.................................       1,903          2,016
  Short-term Investments, at market.........................          --          3,022
  Accounts Receivable.......................................       6,291          3,131
  Materials & Supplies, net.................................       4,708          4,760
  Prepayments & Other Assets................................       1,372          1,135
                                                                --------       --------
          Total Current Assets..............................      29,552         23,135
Property, Plant, & Equipment and Fuel:
  Utility Plant Assets......................................     123,923        111,491
  Non-utility Plant Assets..................................          --            104
                                                                --------       --------
          Total Property, Plant & Equipment.................     123,923        111,595
  Less: Accumulated Depreciation............................     (22,944)       (19,776)
                                                                --------       --------
       Net Property, Plant & Equipment......................     100,979         91,819
  Nuclear Fuel..............................................      23,365         18,348
  Less: Accumulated Amortization............................     (12,096)        (7,956)
                                                                --------       --------
  Net Nuclear Fuel..........................................      11,269         10,392
       Net Property, Plant & Equipment and Fuel.............     112,248        102,211
Other Assets:
  Decommissioning Trust Fund................................      32,048         28,146
  Deferred Debits & Other...................................         424            102
                                                                --------       --------
       Total Other Assets...................................      32,472         28,248
          Total Assets......................................    $174,272       $153,594
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses.....................    $  1,607       $  8,187
  Miscellaneous Current Liabilities.........................       5,309         14,665
                                                                --------       --------
     Total Current Liabilities..............................       6,916         22,852
Operating Reserves:
  Decommissioning Liability.................................      85,523         71,618
  Miscellaneous Other.......................................         386            470
                                                                --------       --------
     Total Operating Reserves...............................      85,909         72,088
Other Liabilities & Deferred Credits........................       7,892          7,115
Commitments & Contingencies
Stockholders' Equity:
  Common stock, $0.01 par value
     Authorized -- 20,000,000 shares; issued and
     outstanding -- 8,586,316 at December 31, 2001 and
     8,519,316 at December 31, 2000.........................          86             86
  Less: Treasury Stock -- 185,052 shares, at cost...........      (1,396)        (1,396)
  Additional Paid-in Capital................................      93,357         92,934
  Accumulated Other Comprehensive Income....................         223            318
  Accumulated Deficit.......................................     (18,715)       (40,403)
                                                                --------       --------
       Total Stockholders' Equity...........................      73,555         51,539
          Total Liabilities and Stockholders' Equity........    $174,272       $153,594
                                                                ========       ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                             2001          2000          1999
                                                          ----------    ----------    ----------
Operating Revenues......................................  $   79,480    $   56,347    $   45,731
Operating Expenses:
  Production............................................      24,438        25,016        18,220
  Transmission..........................................         997         1,073           873
  Purchased Power.......................................      27,008        13,270        12,232
  Unrealized (Gain)Loss on Firm Energy Trading
     Contracts..........................................     (12,879)       12,232           806
  Administrative & General..............................       9,211         7,372         6,706
  Depreciation & Amortization...........................       3,730         4,159         3,823
  Taxes Other than Income...............................       3,516         3,938         2,966
                                                          ----------    ----------    ----------
     Total Operating Expenses...........................      56,021        67,060        45,626
Operating Income (Loss).................................      23,459       (10,713)          105
Other Income:
  Interest and Dividend Income..........................        (520)       (1,162)         (647)
  Decommissioning Cost Accretion........................       3,261         3,633         3,320
  Decommissioning Trust Fund Income.....................      (1,599)       (1,726)         (755)
  Equity Loss in HoustonStreet Investment...............         450         4,352         3,396
  Other Deductions(Income)..............................         179          (753)         (310)
                                                          ----------    ----------    ----------
     Total Other Deductions.............................       1,771         4,344         5,004
Income (Loss) Before Income Taxes and Accounting
  Change................................................      21,688       (15,057)       (4,899)
Provision for Income Taxes..............................          --          (612)           --
                                                          ----------    ----------    ----------
Income (Loss) Before Change in Accounting Principle.....      21,688       (15,669)       (4,899)
Cumulative Effect of Change in Accounting Principle.....          --            --           159
                                                          ----------    ----------    ----------
Net Income (Loss).......................................      21,688       (15,669)       (4,740)
Other Comprehensive Income (Expense), net of tax........         (95)          321          (568)
                                                          ----------    ----------    ----------
Comprehensive Income (Loss).............................  $   21,593    $  (15,348)   $   (5,308)
                                                          ==========    ==========    ==========
Weighted Average Shares Outstanding -- Basic............   8,341,637     8,293,475     8,207,866
Weighted Average Shares Outstanding -- Diluted..........   8,556,994     8,293,475     8,207,866
Basic Net Income (Loss) per Share.......................  $     2.60    $    (1.89)   $    (0.58)
Diluted Net Income (Loss) per Share.....................  $     2.53    $    (1.89)   $    (0.58)

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                       COMMON
                                  STOCK, $0.01 PAR
                                        VALUE
                              -------------------------         LESS:
                                                              TREASURY                      ACCUMULATED
                              ISSUED AND    ISSUED AND          STOCK         ADDITIONAL       OTHER
                              OUTSTANDING   OUTSTANDING   -----------------    PAID-IN     COMPREHENSIVE    RETAINED
                                SHARES        AMOUNT      SHARES    AMOUNT     CAPITAL        INCOME        EARNINGS
                              -----------   -----------   -------   -------   ----------   -------------   -----------
Balance at December 31,
  1998......................   8,377,000        $84       185,052   $(1,396)   $92,100         $565         $(19,994)
  Stock Options Exercised...      40,000         --            --        --        195           --               --
  Net Change in Unrealized
    Holding Loss............          --         --            --        --         --         (568)              --
  Financial Results, January
    1 to December 31,
    1999....................          --         --            --        --         --           --           (4,740)
                               ---------        ---       -------   -------    -------         ----         --------
Balance at December 31,
  1999......................   8,417,000        $84       185,052   $(1,396)   $92,295         $ (3)        $(24,734)
  Stock Options Exercised...     102,316          2            --        --        534           --               --
  Other Incentive Stock
    Option Transactions.....          --         --            --        --        105           --               --
  Net Change in Unrealized
    Holding Gain............          --         --            --        --         --          321               --
  Financial Results, January
    1 to December 31,
    2000....................          --         --            --        --         --           --          (15,669)
                               ---------        ---       -------   -------    -------         ----         --------
Balance at December 31,
  2000......................   8,519,316        $86       185,052   $(1,396)   $92,934         $318         $(40,403)
  Stock Options Exercised...      67,000         --            --        --        423           --               --
  Net Change in Unrealized
    Holding Gain............          --         --            --        --         --          (95)              --
  Financial Results, January
    1 to December 31,
    2001....................          --         --            --        --         --           --           21,688
                               ---------        ---       -------   -------    -------         ----         --------
Balance at December 31,
  2001......................   8,586,316        $86       185,052   $(1,396)   $93,357         $223         $(18,715)
                               =========        ===       =======   =======    =======         ====         ========


                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
                              -------------
Balance at December 31,
  1998......................    $ 71,359
  Stock Options Exercised...         195
  Net Change in Unrealized
    Holding Loss............        (568)
  Financial Results, January
    1 to December 31,
    1999....................      (4,740)
                                --------
Balance at December 31,
  1999......................    $ 66,246
  Stock Options Exercised...         536
  Other Incentive Stock
    Option Transactions.....         105
  Net Change in Unrealized
    Holding Gain............         321
  Financial Results, January
    1 to December 31,
    2000....................     (15,669)
                                --------
Balance at December 31,
  2000......................    $ 51,539
  Stock Options Exercised...         423
  Net Change in Unrealized
    Holding Gain............         (95)
  Financial Results, January
    1 to December 31,
    2001....................      21,688
                                --------
Balance at December 31,
  2001......................    $ 73,555
                                ========

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                              2001        2000         1999
                                                            --------    ---------    --------
Net cash flow from operating activities:
  Net Income (Loss).......................................  $ 21,688    $ (15,669)   $ (4,740)
  Adjustments to reconcile net income(loss) to net cash
     provided by operating activities:
     Equity loss in HoustonStreet investment..............       450        4,352       3,396
     Depreciation and Amortization........................     3,272        4,159       3,787
     Amortization of nuclear fuel.........................     4,140        4,791       4,032
     Unrealized (gain) loss on firm energy trading
       contracts..........................................   (12,879)      12,232         647
     Stock compensation expense...........................        --          105          --
     Decommissioning cost accretion.......................     3,261        3,633       3,320
     Decommissioning trust income.........................    (1,284)      (1,604)       (670)
     (Increase) decrease in accounts receivable...........    (3,160)       5,550      (5,631)
     (Increase) decrease in materials & supplies..........        52         (373)       (160)
     (Increase) decrease in prepaids and other assets.....      (559)       1,900          60
     Increase (decrease) in accounts payable and accrued
       expenses...........................................    (6,580)       7,202         160
     Increase (decrease) in misc. and other liabilities...     4,216         (391)        116
                                                            --------    ---------    --------
       Net cash provided by operating activities..........    12,617       25,887       4,317
Net cash flows from investing activities:
  Capital additions.......................................    (1,789)      (2,108)     (1,797)
  Nuclear fuel additions..................................    (5,017)      (6,803)     (1,999)
  Acquisition of additional Seabrook Project interest.....        --           --      (4,913)
  Payments to decommissioning fund........................    (2,617)      (1,763)     (1,696)
  Short-term investments, net.............................     2,927       (2,641)      9,063
                                                            --------    ---------    --------
       Net cash used in investing activities..............    (6,496)     (13,315)     (1,342)
Net cash from financing activities:
  Investment in HoustonStreet.............................      (450)      (7,570)       (180)
  Stock option exercise...................................       423          536         195
                                                            --------    ---------    --------
       Net cash provided by (used in) financing
          activities......................................       (27)      (7,034)         15
Net increase in cash and cash equivalents.................     6,094        5,538       2,990
Cash and cash equivalents, beginning of period............    11,087        5,549       2,559
                                                            --------    ---------    --------
Cash and cash equivalents, end of period..................  $ 17,181    $  11,087    $  5,549
                                                            ========    =========    ========

(The accompanying notes are an integral part of these consolidated statements).

                             BAYCORP HOLDINGS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which was wholly-owned as of December 31, 2001. In addition, BayCorp owns 45.9% of HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based independent crude oil and refined products trading exchange.

     Great Bay and Little Bay are electric generating and trading companies. Their principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook"). This ownership interest entitles the companies to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets.

     Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sells its power, including its share of the electricity output of the Seabrook Project, in the wholesale electricity market, primarily in the Northeast United States. Little Bay sells its power solely to Great Bay under an intercompany agreement. Neither BayCorp nor its subsidiaries have operational responsibilities for the Seabrook Project. Great Bay currently sells all but approximately 10 MWs of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling the power it owns generated by Seabrook, Great Bay purchases power on the open market for resale to third parties.

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

     The Seabrook Project is owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the "Participants"). Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the

                             BAYCORP HOLDINGS, LTD.

Seabrook Project. Each Participant is only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share as ownership interests in the Seabrook Project are several and not joint. Great Bay's and Little Bay's combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities ("NU") and its affiliates and the 17.5% interest held by The United Illuminating Company.

     In October 2000, the Company announced that it had reached an agreement with NU under which the Company's generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the upcoming auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations.

     In October 2001, the Company announced that the New Hampshire Public Utilities Commission ("NHPUC") and the Connecticut Department of Public Utility Control ("CDPUC") selected J.P. Morgan as their financial advisor for the sale of ownership interests in the Seabrook Project. J.P. Morgan will manage the sale under the oversight of the NHPUC and the CDPUC. J.P. Morgan managed the recent sales of the Millstone and Vermont Yankee nuclear plants. In December 2001, the NHPUC in coordination with the CDPUC, announced the start of the auction of 88.2% of the ownership shares of the Seabrook Project. BayCorp anticipates the closing of the sale in the fourth quarter of 2002.

     With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation's nuclear power plants, including the Seabrook Project, remain at a high level of security. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Seabrook remains at a high level of security and the management of Seabrook has assured the joint owners of Seabrook that it will take actions necessary to comply with the NRC order setting out the requirements for interim compensatory measures. Compliance with these requirements will result in additional incremental operating and capital costs. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project.

     Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during unscheduled outages at the Seabrook Project, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay may have to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintained insurance in 2001 and 2000 to protect Great Bay during periods of extreme

                             BAYCORP HOLDINGS, LTD.

price volatility, subject to certain deductibles and coverage limits. Great Bay has not entered into any firm power contracts for 2002 given the expected sale of the Seabrook Project in 2002. In December 2001, Great Bay negotiated a buyout of the remaining insurance policy it held due to the absence of any firm sales during 2002. Without firm contracts, the insurance was not needed as protection against replacement power costs.

     As of March 15, 2002, BayCorp had eleven employees. BayCorp's subsidiaries, Great Bay and Little Bay, had no employees. HoustonStreet had six employees.

     HoustonStreet was incorporated in Delaware in 1999. HoustonStreet is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange. HoustonStreet offers this online trading platform for over-the-counter crude oil and refined products in the United States.

     As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method.

     On March 21, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units." In April 2001, BayCorp authorized HoustonStreet to convert BayCorp's $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into $8,000,000 of Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts had no accounting impact on BayCorp.

     In 2001, HoustonStreet made the decision to downsize its organization and to focus its efforts on its crude oil and refined products trading platforms. HoustonStreet shut down its electricity-trading platform in the second half of 2001. As of March 15, 2002, HoustonStreet had six employees.

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

     The Seabrook outage and HoustonStreet loan impacted the Company's unrestricted cash, which was approximately $3,500,000 as of February 8, 2001. To deal with the adverse effects of these events the Company entered into an agreement with Select Energy ("Select"), (see Note 6) whereby Select prepaid approximately $7,000,000 to the Company for power purchases.

B.  REGULATION

     Great Bay and Little Bay are subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the NRC, the NHPUC and other federal and state agencies as to rates, operations and other matters. Great Bay's and Little Bay's cost of service, however, is not regulated. As such, Great Bay's and Little Bay's accounting policies are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

H.  DECOMMISSIONING

     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, reflected on the February 7, 1996, Exposure Draft titled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets" Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During November 2001, the NDFC issued an order which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through

                             BAYCORP HOLDINGS, LTD.

2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 24-year life for the facility and a future cost escalation of 5.25%.

     The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 17, 2000 the FASB issued a "Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets." On June 30, 2000, the respective proposed statement was issued by the FASB. In August 2001, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Retirement Obligations." SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Great Bay's and Little Bay's accounting for decommissioning is based on the FASB's original tentative conclusions. The new statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The new statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset.

     The new statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the new statement is adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 2001. The new statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Great Bay and Little Bay have not quantified the impact, if any, that the new statement will have on the consolidated financial statements.

     Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 4.75%, over the funding period, to December 31, 2001, represented a liability of $85.5 million reflected in the accompanying balance sheet. As of December 31, 2000, and based on the prior NDFC study, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning expenditures, starting in 2013 and being completed in 2042 was $217.2 million, which discounted at an average rate of 4.75%, over the funding schedule to December 31, 2000 represented a liability of $71.6 million reflected in the accompanying consolidated balance sheet. In accordance with the original exposure draft, the company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

     Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of

                             BAYCORP HOLDINGS, LTD.

their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $3,261,000, $3,633,000 and $3,329,000 for the years ended December 31, 2001, 2000 and 1999. The change in the accretion between years reflects adjustments to the estimated decommissioning by the NDFC.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $222,700 and $338,100 as of December 31, 2001 and 2000.

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

     In response to the obligations imposed on the other Joint Owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.4 million in 2002 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses. As of December 31, 2001 the fair market value of the Little Bay decommissioning account was $13.6 million.

     On November 15, 1992, Great Bay, the Bondholder's Committee and the Predecessor's former parent, Eastern Utilities ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder's Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

I.  OPERATING REVENUES

     Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 2001, three customers accounted for 32%, 16% and 15% of total operating revenues. For the year ended December 31, 2000, four customers accounted for 17%, 15%, 14% and 13% of total operating revenues. For the year ended December 31, 1999, two customers accounted for 29% and 24% of total operating revenues.

J.  TAXES ON INCOME

     The Company accounts for taxes on income under the liability method required by SFAS No. 109, "Accounting for Income Taxes."

                             BAYCORP HOLDINGS, LTD.

K.  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of the investments.

     All other short-term investments with a maturity of greater than three months are classified as available for sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. There were no short-term investments as of December 31, 2001. The unrealized holding loss on short-term investments was $20,100 as of December 31, 2000.

L.  SEABROOK UNIT 2

     Since the Seabrook Project was originally designed to consist of two generating units, Great Bay and Little Bay also own a combined 15% joint ownership interest in Seabrook Unit 2. Great Bay and Little Bay assigned no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project voted to dispose of Unit 2. Thereafter, Great Bay wrote off its investment in Unit 2. Little Bay has no investment in Unit 2. Certain assets of Seabrook Unit 2 have been sold from time to time to third parties. However, there have been no material sales of Unit 2 assets since July 1996.

     Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition are not included in the amounts collected for the decommissioning of Unit 1 and the common facilities. Great Bay and Little Bay currently pay their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components. Any sales of Unit 2 property or inventory are reflected in other income as gains on the sale or transfer of assets. Transfers of Unit 2 items to Unit 1 were done at the historical basis of Unit 2 property or components. Seabrook Unit 2 will be sold as part of the expected sale of the Seabrook Project in 2002. The Participants in Seabrook Unit 1 and Unit 2 have agreed to contribute their pro-rata share of $2 million to an escrow account for the development and performance of a plan to mitigate the visual impact of Unit 2. The contribution to the escrow account is scheduled to occur within 60 days of the closing of the sale of Seabrook.

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

     Great Bay and Little Bay accrue for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay and Little Bay continue to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on October 21, 2000. Seabrook resumed full operating capacity on February 1, 2001. Seabrook Project management have scheduled the next outage to begin in May 2002. The 2002 outage has an estimated incremental operations and maintenance cost of $32 million. The Company's share is approximately $4.8 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change.

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

                                                        (DOLLARS IN THOUSANDS)
                                                        ----------------------
ALLOCATION OF PURCHASE PRICE:
Current assets.......................................          $ 1,005
Utility plant........................................            3,890
Nuclear fuel.........................................            1,845
Liabilities assumed and other........................           (1,827)
                                                               -------
                                                               $ 4,913
                                                               =======

     In addition, Montaup prefunded the decommissioning liability associated with Little Bay's 2.9% share of Seabrook by transferring approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of the Seabrook Project decommissioning expenses. Little Bay recorded an asset, Decommissioning Trust Fund, for $12.4 million and a corresponding liability for the same amount. The purchase agreement required that a restricted cash-escrow account be established to cover Little Bay's share of budgeted cash requirements for a six-month period. This fund is used to pay Little Bay's share of Seabrook costs of operations and capital expenditures during periods of Seabrook shutdowns.

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

P.  EARNINGS PER SHARE

     Basic earnings (loss) per share is computed by dividing net earnings by the weighted number of common shares outstanding for all periods presented. Diluted earnings (loss) per share reflects the dilutive effect of shares under option plans. Potentially dilutive shares outstanding during 2000 and 1999 have been excluded from dilutive earnings (loss) per share because their effect would be antidilutive.

     Based on an average market price of common stock of $9.11 per share for the year ended December 31, 2001 and $11.35 per share for the year ended December 31, 2000, the following table reconciles the weighted

                             BAYCORP HOLDINGS, LTD.

average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding.

                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             2001            2000            1999
                                                         ------------    ------------    ------------
Weighted average number of common shares outstanding
  and used in basic EPS calculation....................   8,341,637       8,293,475       8,207,866
Weighted average number of common shares outstanding
  and used in diluted EPS calculation..................   8,556,994       8,293,475       8,207,866
Shares under option plans, excluded in computation of
  diluted EPS due to antidilutive effects..............          --         276,296           3,341

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

                                                         UNREALIZED      ACCUMULATED OTHER
                                                       GAINS (LOSSES)      COMPREHENSIVE
                                                       ON SECURITIES          INCOME
                                                       --------------    -----------------
Twelve Months Ending December 31, 1999
  Beginning Balance..................................    $ 565,000           $ 565,000
  1999 Change........................................     (568,000)           (568,000)
                                                         ---------           ---------
December 31, 1999....................................       (3,000)             (3,000)
  2000 Change........................................      321,032             321,032
                                                         ---------           ---------
December 31, 2000....................................      318,032             318,032
  2001 Change........................................      (95,340)            (95,340)
                                                         ---------           ---------
December 31, 2001....................................    $ 222,692           $ 222,692
                                                         =========           =========

R.  RECLASSIFICATIONS

     Certain reclassifications have been made in prior years' financial statements to conform to classifications and presentation used in the current year.

S.  PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements include the accounts of the Company and all its majority-owned and controlled subsidiaries. The Company applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2000 and as of December 31, 2001, the Company owned 45.9% of HoustonStreet. Therefore, during 2000, the Company deconsolidated HoustonStreet. At December 31, 2000 and December 31, 2001, the Company accounts for this investment on the equity method and is presenting the 1999 financial statement on a comparative basis (see Note 12.) The Company has an agreement with HoustonStreet under which it is providing certain accounting and

                             BAYCORP HOLDINGS, LTD.

administrative services to HoustonStreet for the periods April 1999 to December 2001 and for the calendar year 2002. Income related to such services was $165,000 for the period ending December 31, 2001.

T.  LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of the recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The sales agreement with NU established a minimum expected value for the Company's investment in the Seabrook plant. The Company estimates that the current carrying amount for the respective investment is the lower of the carrying amount or fair value less cost to sell in accordance with SFAS No. 121. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which replaces SFAS No. 121. This new statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new statement also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business segment). SFAS No. 144 is effective beginning January 1, 2002 and, generally is to be applied prospectively. Although the Company is studying the potential impacts of adopting this new statement, the Company does not expect it will have a significant impact on its financial position or results of operations.

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

                             BAYCORP HOLDINGS, LTD.

     With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation's nuclear power plants, including the Seabrook Project, remain at a high level of security. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Seabrook remains at a high level of security and will take actions necessary to comply with the NRC order setting out the requirements for interim compensatory measures. Compliance with these requirements will result in additional incremental operating and capital costs. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project.

A.  NUCLEAR FUEL

     The Seabrook Project's managing agent has made, or expects to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project's existing contractual arrangements, Great Bay and Little Bay believe that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2004. Uranium concentrate and conversion, enrichment and fabrication services currently are available from a variety of sources. The cost of such concentrate and such services varies based upon market forces.

     Costs associated with nuclear plant operations include amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The Nuclear Waste Policy Act of 1982 (the "NWPA") requires the DOE, subject to various contingencies, to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel, which are collectively referred to as "high-level waste."

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project's high-level waste beginning no later than January 31, 1998. The DOE has not met its contractual and statutory requirements under the NWPA calling for the DOE to begin accepting spent fuel from the industry by January 1998. The DOE announced that its first high-level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high-level waste disposal obligations and ruled that plant operators are entitled to monetary damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO's case against the DOE is still pending. Until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts, nuclear plants such as Seabrook must retain high-level waste on-site or make other storage provisions. NAESCO has advised the Company that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2008

     In May 2001, the DOE issued a supplement to the 1999 draft Environmental Impact Statement of Yucca Mountain in Nevada, and public hearings on this document were held in the May-June 2001 period. On February 14, 2002, the DOE recommended to President Bush that Yucca Mountain in Nevada be developed as the nation's first long-term geologic repository for the disposal of spent nuclear fuel and high-level nuclear

                             BAYCORP HOLDINGS, LTD.

waste. On February 15, 2002 the President notified Congress that he considers Yucca Mountain qualified for a construction permit application, taking the next step in a series of steps required for approving the site as a nuclear materials repository.

     The Low-Level Radioactive Waste Policy Act of 1980 requires each state to provide disposal facilities for low-level waste ("LLW") generated within the state, either by constructing and operating facilities or by joining regional compacts with other states to jointly fulfill their responsibilities. However, the Low-Level Radioactive Waste Policy Amendments Act of 1985 permits each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) to impose volume limits and a surcharge on shipments of LLW from states that are not members of their regional compact.

     The Seabrook Project ships certain LLW to privately owned facilities in South Carolina and Utah. Since 1999, the Project has been shipping LLW to a processing facility in Tennessee where the material is subjected to separation and volume reduction methods to minimize the final volume to be disposed at a burial site. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by these facilities is currently stored on-site at the Seabrook facility. LLW from normal Seabrook Project operations will continue to be generated at a slow rate as a result of aggressive efforts at the Seabrook Project to minimize this material. NAESCO has advised the Company that the Seabrook Project's capacity for on-site storage of LLW is expected to be sufficient to meet the project's storage requirements through 2006.

B.  FEDERAL DEPARTMENT OF ENERGY DECONTAMINATION AND DECOMMISSIONING ASSESSMENT

     Title XI of the Energy Policy Act of 1992 (the "Policy Act") provides for decontaminating and decommissioning of the Federal DOE's enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility's share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 2001, the Company had accrued its pro rata estimated obligation of $482,000 related to the project's prior years' usage to be paid over the 15-year period beginning October 1, 1992.

C.  PRICE ANDERSON ACT

     In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.5 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9.3 billion, based on the 106 nuclear units (103 operating units and three units that still handle used fuel) in the United States. The secondary layer is based on a retrospective premium assessment of $88.1 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.4 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay and Little Bay would be obligated to pay their ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility. Great Bay and Little Bay estimate their maximum liability per incident currently would be an aggregate amount of approximately $13.2 million per accident, with a maximum annual assessment of about $1.5 million per incident, per year.

     The Seabrook Joint Owners are subject to retroactive assessments if losses under those policies exceed the accumulated funds available to the insurer. The maximum potential assessments against the Joint Owners with respect to losses arising during the current policy year for the primary property insurance program and the excess property damage policies are approximately $8.2 million and $10.2 million, respectively. The Company's combined 15% share is $1.2 million and $1.5 million, respectively.

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

     Great Bay and Little Bay also independently purchase business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from April 1, 2001 until April 1, 2002 and a renewal policy has been signed which will be in effect from April 1, 2002 until April 1, 2003. The policy provides for the payment of a fixed weekly loss amount of $600,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay and Little Bay is a total of $81.1 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $789,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

     The board and management of NEIL has announced, that in light of the events of September 11, 2001, the current coverage for terrorism will remain available under all the NEIL policies, but with the addition of a provision regarding the maximum recoveries available for multiple terrorism occurrences. The NEIL board approved the following changes to the NEIL policy forms to respond to the increased potential of multiple terrorism losses at insured sites: (1) increase the multiple for the maximum retrospective premium adjustments from five to ten; and (2) provide specifically for the use of NEIL resources for multiple losses resulting from terrorism within one year. Under this provision, all losses occurring within 12 months from the date of the first loss would share a single recovery of $3.24 billion plus any amounts NEIL recovers from reinsurers or the government, with priority for the property claims over accidental outage claims.

3.  TAXES ON INCOME

     The following is a summary of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999:

                                                DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                    2001                2000                1999
                                                ------------        ------------        ------------
                                                               (DOLLARS IN THOUSANDS)
Federal
  Current.....................................     $  60                $ 50              $(3,426)
  Deferred....................................       (60)                 --                3,426
                                                   -----                ----              -------
                                                   $  --                $ 50              $    --
                                                   =====                ====              =======
State
  Current.....................................     $ 575                $562              $  (817)
  Deferred....................................      (575)                 --                  817
                                                   -----                ----              -------
                                                   $  --                $612              $    --
                                                   =====                ====              =======

                             BAYCORP HOLDINGS, LTD.

     Accumulated deferred income taxes consisted of the following at December 31, 2001 and 2000:

                                                                2001          2000
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Assets
  Net operating loss carryforwards..........................  $ 74,900      $ 78,224
  Decommissioning expense...................................     7,355         6,696
  Unfunded pension expense..................................     2,120         2,044
  Accrued outage expense....................................       977        (1,974)
  Inventory.................................................       600           564
  Other, net................................................       738         6,003
Liabilities
  Utility plant.............................................   (32,000)      (30,008)
                                                              --------      --------
Accumulated deferred income tax asset.......................    54,690        61,549
Valuation allowance.........................................   (54,690)      (61,549)
                                                              --------      --------
Accumulated deferred income tax asset, net..................  $     --      $     --
                                                              ========      ========

     The federal income tax provision set forth above represents 0% of pre-tax loss in the years ended December 31, 2001, 2000 and 1999. The following table reconciles the statutory federal income tax rate to those percentages:

                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             2001            2000            1999
                                                         ------------    ------------    ------------
                                                                    (DOLLARS IN THOUSANDS)
Income (Loss) before taxes.............................    $21,688         $(15,057)       $(3,426)
Federal statutory rate.................................         34%              34%            34%
Federal income tax liability (benefit) at statutory
  levels...............................................      7,374           (5,199)        (1,611)
Decrease (increase) from statutory levels State tax net
  of federal tax benefit...............................       (575)            (562)          (217)
  Valuation allowance..................................     (6,859)           5,705          1,917
  Alternative minimum tax..............................         60               50             --
  Other................................................         --              (24)            89
                                                           -------         --------        -------
Total Provision........................................    $    --         $     50        $    --
                                                           =======         ========        =======

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below, and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized, will be allocated directly to paid in capital.

     For federal income tax purposes, as of December 31, 2001, the Company had net operating loss carry forwards ("NOLs") of approximately $208 million, which are scheduled to expire between 2004 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $115 million of these carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $115 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The Company's other $93 million of NOLs are not currently subject to such limitations.

                             BAYCORP HOLDINGS, LTD.

4.  CAPITAL EXPENDITURES

     The Company's cash capital expenditures, including nuclear fuel, are estimated to be approximately $5.3 million in 2002.

5.  ENERGY MARKETING

     The Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company had not entered into any forward firm energy trading contracts as of December 31, 2001, nor does it expect to in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in 2002. As a result, as of December 31, 2001, the Company had no unrealized loss or gain on the mark-to-market of forward firm energy trading contracts recorded in accrued expenses. The net change in unrealized gain on trading activities for the year ended December 31, 2001 was $12,879,000 and is included in the accompanying consolidated statement of income for 2001. As of December 31, 2000, the Company had a net unrealized loss of approximately $12,879,000 recorded in accrued expenses. The net change in unrealized loss on trading activities for the year ended December 31, 2000 was $12,232,000 and is included in the accompanying consolidated statement of income for 2000.

6.  PURCHASED POWER AGREEMENTS

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the "UNITIL Purchased Power Agreement"), with UNITIL Power Corporation ("UNITIL") that provides for Great Bay to sell to UNITIL 0.8696% of the energy and capacity of Seabrook, approximately 10 MW. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is 5.38 cents per kilowatt-hour ("kWh"). The price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement was front-end loaded whereby UNITIL paid higher prices, on an inflation-adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL in the early years of the UNITIL Purchased Power Agreement was quantified in a "Balance Account" which increased annually to a total of $4.1 million in July 1998, and then decreased annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement had terminated prior to its scheduled termination, and if at that time there was a positive amount in the Balance Account, Great Bay would have been obligated to refund that amount to UNITIL Power. To secure the obligation of Great Bay to repay UNITIL the amount in the Balance Account, the UNITIL Purchased Power Agreement granted UNITIL a "Second Mortgage" on Great Bay's interest in the Seabrook Project. As a result of the Balance Account reaching zero in July 2001, the Second Mortgage was discharged by UNITIL in August 2001.

     To secure the obligation of Great Bay under the UNITIL Purchased Power Agreement to pay damages in the event of a default by Great Bay, the UNITIL Purchased Power Agreement grants UNITIL a "Third Mortgage" on Great Bay's interest in the Seabrook Project. The Third Mortgage is subject and subordinate to (i) senior mortgages and security agreements securing Great Bay's indebtedness to lenders in an aggregate amount not to exceed $80,000,000 and
(ii) other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure a Balance Account or similar obligation. The UNITIL Purchased Power Agreement further provides that UNITIL's Third Mortgage will rank pari passu with other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure potential payment of damages or similar obligations.

     Great Bay originally entered into a power sales agreement, dated as of November 19, 1999, with Little Bay. Great Bay and Little Bay renewed this agreement on November 19, 2001 for a one-year term ending

                             BAYCORP HOLDINGS, LTD.

November 19, 2002. Under the terms of the agreement, Little Bay sells at cost, and Great Bay purchases, all of the output of the portion of Seabrook owned by Little Bay. This agreement is a unit power sale agreement. Accordingly, when all or part of Little Bay's interest in Seabrook is not producing, the obligation of Little Bay to sell (and of Great Bay to purchase) is proportionately eliminated. The agreement can be terminated at any time by mutual consent of the parties, after any notice required by law.

     In February 2001, Great Bay executed a Purchase Power Agreement with Select Energy ("Select") whereby Great Bay sold 50 MWs of energy associated with the Seabrook Project to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. Millstone is a nuclear power plant located in Connecticut. The term of this agreement was April 1, 2001 through December 31, 2001. Delivery of power from either company was contingent on each of the units operating at a certain capacity.

     As part of the agreement, Select made a prepayment of $3.7 million to Great Bay in February 2001 and a second prepayment of $3.3 million in March 2001. Great Bay compensated Select for the prepayments by (i) paying 12% annual interest for the period from February 6, 2001 through March 31, 2001 and (ii) giving Select a price differential for the power being exchanged until such time as the Select prepayment had been repaid. In order to collateralize the transaction, Great Bay and Little Bay each provided Select with a mortgage lien and security interest in their respective interests in the Seabrook Project. Great Bay repaid Select in 2001 and the mortgage liens and security interests were released as of July 2001 and there was no price differential in exchanging power throughout the remaining term of the agreement.

7.  STOCK OPTION PLAN

     On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "1996 Plan"), which received shareholder approval at the Company's annual meeting on April 16, 1996. On May 2, 2001 the Board of Directors of the Company established the 2001 Non-Statutory Stock Option Plan (the "2001 Plan"). The 2001 Plan will be presented for shareholder approval at the Company's annual meeting on April 24, 2002. The purpose of these plans is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company's future growth and success. Options granted pursuant to the 1996 Plan may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or nonstatutory options, which are not intended to meet the requirements of Section 422. Options granted pursuant to the 2001 plan will be non-statutory options that are not intended to meet the requirements of Section 422 of the Internal Revenue Code. The 1996 Plan and the 2001 Plan are administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to shareholder approval in certain instances.

     The Company accounts for the plans under APB Opinion No. 25, and as such no compensation cost has been recognized as the options are granted at Fair Market Value.

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

     FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation("FIN 44"), effective July 1, 2000 and applied prospectively, (except for direct or indirect option repricings and the definition of an employee in which case the effective date is December 15, 1998), addresses compensation issues regarding the definition of an employee, modifications to plan awards, changes in grantee status, business combinations and share repurchase features. For transactions subject to the December 15, 1998

                             BAYCORP HOLDINGS, LTD.

effective date, no compensation expense is recognized for the period between December 15, 1998 and July 1, 2000. FIN 44 requires variable accounting when direct or indirect reductions of the exercise price occur. During 2000, the Board of Directors of the Company accelerated the vesting period of the options held by certain employees of the Company. In accordance with FIN 44, the Company recorded the expense related to the repriced and the accelerated options with the total credit of $105,000 being recorded in equity. No additional compensation expense was required during 2001 for these options.

     Had compensation cost for these Plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                                        2001        2000       1999
                                                       -------    --------    -------
Net Income (Loss): As Reported.......................  $21,688    $(15,669)   $(4,740)
     Pro Forma.......................................   19,401     (16,780)    (5,146)
Earnings (Loss) Per Share (Basic): As Reported.......  $  2.60    $  (1.89)   $ (0.58)
     Pro Forma.......................................     2.33       (2.02)     (0.63)
Earnings (Loss)Per Share (Diluted): As Reported......  $  2.53    $  (1.89)   $ (0.58)
     Pro Forma.......................................     2.27       (2.02)     (0.63)

     A summary of the Company's stock option plan at December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented in the table and narrative below:

                                         2001                  2000                     1999
                                 --------------------   -------------------   ------------------------
                                             WEIGHTED              WEIGHTED                WEIGHTED
                                             AVERAGE               AVERAGE                 AVERAGE
                                             EXERCISE              EXERCISE                EXERCISE
                                  SHARES      PRICE      SHARES     PRICE     SHARES        PRICE
                                 ---------   --------   --------   --------   -------   --------------
Outstanding at beginning of
  year.........................    711,001    $6.14      700,917    $5.36     417,417       $4.92
Granted........................    410,500    $9.30      132,400    $9.40     323,500       $2.88
Exercised......................    (67,000)   $6.31     (102,316)   $5.01     (40,000)      $4.90
Forfeited......................         --               (20,000)   $4.75          --
Expired........................     (7,800)                   --                   --
Outstanding at end of year.....  1,046,701    $7.39      711,001    $6.14     700,917       $5.36
Exercisable at end of year.....    682,034    $7.24      571,668    $5.86     476,005       $4.92
Weighted average fair value of
  options granted..............               $7.06                 $6.85                   $3.66

     The 1,046,701 options outstanding at December 31, 2001 have exercise prices between $2.88 and $12.69, with a weighted average exercise price of $7.39, and a remaining weighted average contractual life of 7 years.

     The 711,001 options outstanding at December 31, 2000 had exercise prices between $2.88 and $12.69, with a weighted average exercise price of $6.14, and a remaining weighted average contractual life of 5.21 years.

     The 700,917 options outstanding at December 31, 1999 had exercise prices between $2.88 and $6.88 with a weighted average exercise price of $5.36 and a remaining weighted average contractual life of 5.8 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999 respectively: weighted average risk-free interest rates of 4.9, 6.4 and 5.5 percent, expected dividend yields of 0 % and expected lives of seven years and expected volatility of 67, 71% and 54%, respectively.

                             BAYCORP HOLDINGS, LTD.

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

     The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company has taken an inventory of its contracts and identified the forward sale and purchase contracts that were marked to market in accordance with EITF 98-10, as derivatives under SFAS No. 133. The Company did not identify any other contracts to be derivatives under SFAS No.
133. The Company will continue to mark to market its forward sale and purchase contracts in accordance with EITF 98-10 and EITF 00-17 and thus the adoption of SFAS No.133 did not have an impact on the Company's financial position or results of operations.

     Additional new Statements of Financial Accounting Standards were approved and issued by the FASB in 2001. These statements are described in Footnotes 1(H) and 1(T) of the financial statements.

10.  PROPERTY TAXES

     For each of the tax years 1994, 1995, 1996, 1997 and 1998, Great Bay filed property tax abatement applications with the towns of Hampton and Hampton Falls. The abatement requests were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the "BTLA"). On November 11, 1999, Great Bay reached agreements settling the property tax litigation. As a result of the settlement agreement, Great Bay received $146,450 from the Town of Hampton and $21,967 from the Town of Hampton Falls. With regard to Hampton Falls, the settlement established an assessed valuation of $7,000,000 for 1999 and $2,500,000 for 2000. With regard to the Town of Hampton, the settlement established an assessed valuation of $20,000,000 for 1999 and $15,000,000 for 2000. On November 19, 2001, Great Bay approved an Addendum to the Settlement Agreement dated November 11, 1999. This addendum extended the property tax settlement agreements through December 2002. With regard to Hampton Falls, the addendum established an assessed valuation of $3,000,000 for 2001 and $2,500,000 for 2002. With regard to the Town of Hampton, the settlement established an assessed valuation of $17,000,000 for 2001 and $16,000,000 for 2002.

11.  COMMITMENTS AND CONTINGENCIES

     BayCorp and its wholly owned subsidiaries currently lease office space under noncancelable operating leases. Rental expense under operating lease agreements for the years ended December 31, 2001 and 2000 was $101,325 and $78,747, respectively.

                             BAYCORP HOLDINGS, LTD.

     Future minimum commitments for operating leases as of December 31, 2001 are as follows:

                       YEAR ENDING                           OPERATING LEASES
                       -----------                           ----------------
December 31, 2002.........................................       $ 60,000
December 31, 2003.........................................         60,000
December 31, 2004.........................................         60,000
December 31, 2005.........................................         60,000
December 31, 2006.........................................         60,000
                                                                 --------
Total.....................................................       $300,000
                                                                 ========

12.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date. Prior year financial statements are presented in conformance with the equity method of accounting. Prior to the deconsolidation, the Company recognized its share of the losses of HoustonStreet in the consolidated financial statements. Summarized financial information for the Company's investment in HoustonStreet, as accounted for by the equity method, is as follows:

HoustonStreet

                                                            2000            2001
                                                        ------------    ------------
Total assets..........................................  $ 11,958,624    $  1,256,362
Total liabilities.....................................    15,395,770      14,784,077
Net sales.............................................       523,393       1,899,498
Net loss..............................................   (40,046,837)    (10,155,970)
Company's equity in net loss..........................   (22,258,967)     (4,661,590)

     During 2000, the Company loaned $7,000,000 to HoustonStreet at an annual interest rate of 10%. Due to the continuous losses at HoustonStreet, the Company wrote down its equity investment in HoustonStreet and subsequently its loan and receivable from HoustonStreet to zero. As of December 31, 2000, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet. A reconciliation from the beginning of the year carrying value to the carrying value as of December 31, 2000 is as follows:

Carrying value at December 31, 1999.........................   $ (3,216,957)
Company's equity in HoustonStreet net loss for the period
  ended December 4, 2000....................................    (22,258,967)
Loan to HoustonStreet.......................................      7,000,000
Receivables due from HoustonStreet..........................        569,766
Gain on deconsolidation at December 4, 2000.................     17,906,158
                                                               ------------
     Carrying value of Investment at December 31, 2000......   $          0
                                                               ============

     In 2001, the Company invested an additional $450,000 in HoustonStreet and recorded this as an equity loss in HoustonStreet for the period. As of December 31, 2001, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BAYCORP HOLDINGS, LTD.

March 25, 2002
                                          By:    /s/ FRANK W. GETMAN JR.
                                            ------------------------------------
                                                    Frank W. Getman Jr.
                                                         President

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

                   SIGNATURE                                      TITLE                          DATE
                   ---------                                      -----                          ----

            /s/ FRANK W. GETMAN JR.               President, Director and Chief             March 25, 2002
------------------------------------------------  Executive Officer (principal
              Frank W. Getman Jr.                 executive officer, principal
                                                  financial officer and principal
                                                  accounting officer)

            /s/ ALEXANDER ELLIS III               Director                                  March 25, 2002
------------------------------------------------
              Alexander Ellis III

           /s/ STANLEY I. GARNETT II              Director                                  March 25, 2002
------------------------------------------------
             Stanley I. Garnett II

              /s/ JAMES S. GORDON                 Director                                  March 25, 2002
------------------------------------------------
                James S. Gordon

             /s/ MICHAEL R. LATINA                Director                                  March 25, 2002
------------------------------------------------
               Michael R. Latina

            /s/ LAWRENCE M. ROBBINS               Director                                  March 25, 2002
------------------------------------------------
              Lawrence M. Robbins

            /s/ JOHN A. TILLINGHAST               Director                                  March 25, 2002
------------------------------------------------
              John A. Tillinghast

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
    3.1   Certificate of Incorporation of BayCorp Holdings, Ltd. (1)
    3.2   By-laws of BayCorp Holdings, Ltd. (1)
   10.1   Agreement Between Bangor Hydro-Electric Company, Central
          Maine Power Company, Central Vermont Public Service
          Corporation, Fitchburg Gas and Electric Light Company, Maine
          Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20,
          1986.(2)
   10.2   Limited Guaranty by Eastern Utilities Associates of
          Decommissioning Costs in favor of Joint Owners of the
          Seabrook Project, dated May 5, 1990.(2)
   10.3   Composite Agreement for Joint Ownership, Construction and
          Operation of New Hampshire Nuclear Units, as amended, dated
          November 1, 1990.(2)
   10.4   Seventh Amendment to and Restated Agreement for Seabrook
          Project Disbursing Agent as amended through and including
          the Second Amendment, by and among North Atlantic Energy
          Service Corporation, Great Bay Power Corporation and other
          Seabrook Project owners, dated November 1, 1990.(2)
   10.5   Seabrook Project Managing Agent Operating Agreement by and
          among the North Atlantic Energy Service Corporation, Great
          Bay Power Corporation and parties to the Joint Ownership
          Agreement, dated June 29, 1992.(2)
   10.6   Settlement Agreement by and among EUA Power Corporation,
          Eastern Utilities Associates and the Official Bondholders'
          Committee, dated November 18, 1992.(2)
   10.7   Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated April 26, 1993.(2)
   10.8   Power Purchase Option Agreement between UNITIL Power
          Corporation and Great Bay Power Corporation, dated December
          22, 1993.(2)
   10.9   Second Mortgage and Security Agreement between UNITIL Power
          Corporation and Great Bay Power Corporation, dated December
          22, 1993.(2)
  10.10   Third Mortgage and Security Agreement between UNITIL Power
          Corporation and Great Bay Power Corporation, dated December
          22, 1993.(2)
  10.11   Registration Rights Agreement between Great Bay Power
          Corporation and the Selling Stockholders, dated April 7,
          1994.(2)
  10.12   Amendment to Registration Rights Agreement between Great Bay
          Power Corporation and the Selling Stockholders, dated
          November 23, 1994.(2)
  10.13   Stock and Subscription Agreement among Great Bay Power
          Corporation and the Selling Stockholders, dated April 7,
          1994.(2)
  10.14   Acknowledgement and Amendment to Stock and Subscription
          Agreement, dated November 23, 1994.(2)
  10.15   Settlement Agreement by and among Great Bay Power
          Corporation, the Official Bondholders' Committee and the
          Selling Stockholders, dated September 9, 1994.(2)
  10.16   Letter Agreement, dated December 20, 1994, between Great Bay
          Power Corporation and the Selling Stockholders amending
          Registration Rights Agreement, as previously amended on
          November 23, 1994.(2)
  10.17   Letter Agreement, dated March 29, 1995, between Great Bay
          Power Corporation and the Selling Stockholders amending
          Registration Rights Agreement, as previously amended on
          November 23, 1994 and December 20, 1994.(2)
  10.18   1996 Stock Option Plan of BayCorp Holdings, Ltd., as amended
          (1)(4)
  10.19   2001 Non-Statutory Stock Option Plan of BayCorp Holdings,
          Ltd.(4)(5)
  10.20   Employment Agreement between Frank W. Getman Jr. and BayCorp
          Holdings, Ltd., dated May 25, 2000.(4)(11)
  10.21   Employment Agreement between Frank W. Getman Jr. and
          HoustonStreet Exchange, Inc., dated September 1,
          2000.(4)(11)
  10.22   Incentive Stock Option Agreement, dated as of August 1,
          1995, by and between Frank W. Getman Jr. and Great Bay Power
          Corporation.(4)(6)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.23   Incentive Stock Option Agreement, dated as of September 17,
          1996, by and between Frank W. Getman Jr. and Great Bay Power
          Corporation.(4)(7)
  10.24   Incentive Stock Option Agreement, dated July 30, 1999, by
          and between Frank W. Getman Jr. and BayCorp Holdings,
          Ltd.(4)(10)
  10.25   Non-Statutory Stock Option Agreement, dated May 2, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings,
          Ltd.(4)(12)
  10.26   Stock Option Agreement, dated May 25, 2000, by and between
          Anthony M. Callendrello and BayCorp Holdings, Ltd.(4)(12)
  10.27   Non-Statutory Stock Option Agreement and related Incentive
          Stock Option Agreement, each dated May 2, 2001, by and
          between Anthony M. Callendrello and BayCorp Holdings,
          Ltd.(4)(12)
  10.28   Non-Statutory Stock Option Agreement, dated October 22,
          2001, by and between Frank W. Getman Jr. and BayCorp
          Holdings, Ltd.(4)(12)
  10.29   Non-Statutory Stock Option Agreement, dated October 22,
          2001, by and between Anthony M. Callendrello and BayCorp
          Holdings, Ltd.(4)(12)
  10.30   Non-Statutory Stock Option Agreement, dated October 22,
          2001, by and between Patrycia T. Barnard and BayCorp
          Holdings, Ltd.(4)(12)
  10.31   Retention and Incentive Agreement, dated November 21, 2001, by and between Patrycia T. Barnard and BayCorp Holdings,
          Ltd.(4)(12)
  10.32   Retention and Incentive Agreement, dated November 30, 2001, by and between Anthony M. Callendrello and BayCorp Holdings,
          Ltd.(4)(12) +
  10.33   Retention and Incentive Agreement, dated December 3, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings,
          Ltd.(4)(12) +
  10.34   Promissory Note, dated March 7, 2002, by John A. Tillinghast in favor of BayCorp Holdings, Ltd.(4)(12)
  10.35   Stock Pledge Agreement, dated March 7, 2002, by and between
          John A. Tillinghast and BayCorp Holdings, Ltd.(4)(12)
  10.36   1999 Stock Incentive Plan of HoustonStreet Exchange,
          Inc.(4)(10)
  10.37   Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and
          HoustonStreet Exchange, Inc. (first of two identically
          titled and dated agreements).(4)(10)
  10.38   Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and
          HoustonStreet Exchange, Inc. (second of two identically
          titled and dated agreements).(4)(10)
  10.39   Asset Purchase Agreement by and between Montaup Electric
          Company and Great Bay Power Corporation, dated as of June
          24, 1998.(8)
  10.40   Assignment by and between Great Bay Power Corporation and
          Little Bay Power Corporation dated as of August 28, 1998.(9)
  10.41   Escrow Agreement by and between Little Bay Power Corporation and Citizens Bank New Hampshire dated November 10, 1999.(9)
  10.42   Series A Convertible Preferred Stock Purchase Agreement,
          dated as of February 2, 2000, as amended, by and among
          HoustonStreet Exchange, Inc. and the Purchasers (as defined therein).(10)
  10.43   Form of Omnibus Signature Page dated as of March 6, 2000
          relating to the preceding exhibit.(10)
  10.44   Fourth Amended and Restated Stockholders' Voting Agreement,
          dated as of March 30, 2001, by and among BayCorp Holdings,
          Ltd., HoustonStreet Exchange, Inc. and the Purchasers (as
          defined therein).(12)
  10.45   Amended and Restated Investor Rights Agreement dated as of
          March 30, 2001, by and among BayCorp Holdings, Ltd.,
          HoustonStreet Exchange, Inc. and the other parties named
          therein.(12)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.46   Third Amended and Restated Rights of First Refusal and
          Co-Sale Agreement dated as of March 30, 2001, by and among
          BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the
          other parties named therein.(12)
  10.47   Senior Secured Note and Warrant Purchase Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd.,
          HoustonStreet Exchange, Inc. and the Purchasers (as defined therein).(12)
  10.48   Series C Preferred Stock Warrant Agreement, dated as of
          March 30, 2001, by and among BayCorp Holdings, Ltd.,
          HoustonStreet Exchange, Inc. and the Holders (as defined
          therein).(12)
  10.49   Common Stock Warrant Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange,
          Inc. and the Holders (as defined therein).(12)
  10.50   Senior Secured Promissory Note, dated March 30, 2001, by
          HoustonStreet Exchange, Inc. in favor of BayCorp Holdings,
          Ltd.(12)
  10.51   Series C Warrant No. W-C001, dated March 30, 2001, issued by
          HoustonStreet Exchange, Inc. to BayCorp Holdings, Ltd.(12)
  10.52   Series C Warrant No. W-C006, dated March 30, 2001, issued by
          HoustonStreet Exchange, Inc. to James S. Gordon.(4)(12)
  10.53   Series C Warrant No. W-C010, dated March 30, 2001, issued by
          HoustonStreet Exchange, Inc. to Omega Advisors, Inc.(4)(12)
  10.54   Common Stock Warrant No. W-001, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to BayCorp Holdings,
          Ltd.(12)
  10.55   Common Stock Warrant No. W-006, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to James S. Gordon.(4)(12)
  10.56   Common Stock Warrant No. W-010, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to Omega Advisors,
          Inc.(4)(12)
  10.57   Senior Secured Promissory Note, dated March 30, 2001, by
          HoustonStreet Exchange, Inc. in favor of James S.
          Gordon.(4)(12)
  10.58   Senior Secured Promissory Note, dated March 30, 2001, by
          HoustonStreet Exchange, Inc. in favor of Omega Advisors,
          Inc.(4)(12)
  10.59   Lease between Eliot Commons, LLC as Lessor and BayCorp
          Holdings, Ltd. as Lessee, 51 Dow Highway, Suite 7, Eliot,
          Maine 03903, dated as of January 3, 2002(12)
   21.1   List of Subsidiaries of BayCorp Holdings, Ltd.(12)
   23.1   Consent of Arthur Andersen LLP.(12)
   99.1   Letter to the Commission from BayCorp Holdings, Ltd. dated
          March 19, 2002 relating to representations of Arthur
          Andersen LLP.(12)

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

(5) Filed as an exhibit to the Registration Statement on Form S-8 of BayCorp Holdings, Ltd. (Registration Statement 333-71976) filed on October 22, 2001 and incorporated herein by reference.

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

(10) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 30, 2000 and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 30, 2001 and incorporated herein by reference.

(12) Filed as an exhibit to this Annual Report on Form 10-K.

+   Confidential materials omitted and filed separately with the Commission.

                                                                  [BAYCORP LOGO]

                             LETTER TO SHAREHOLDERS

     This past year was a volatile time for the nation and it seemed especially so for companies in the energy business. From the sudden collapse of Enron to increased security at nuclear plants resulting from the tragic events of September 11th, BayCorp was directly affected by the turmoil in the energy sector. This volatility carried over to the stock prices of many energy companies. While a number of energy company stocks, particularly those of independent power producers and energy trading companies, were down 30% to 50% or more, BayCorp's stock price held up well. BayCorp's stock price finished the year at $9.40 per share, up 42% for the year. This represents a solid performance in a difficult environment, particularly when compared to the overall stock market and other independent power producer and energy stocks.

     BayCorp started 2001 in a tenuous cash position. Seabrook was in the middle of what was ultimately to be a 100 day refueling outage, extended by nearly 70 days due to damage to one of the plant's emergency diesel generators. Due to the extended shutdown, BayCorp needed to secure bridge financing to meet its Seabrook payment obligations for the months of February and March 2001. Once Seabrook returned to service, however, BayCorp was able to replenish its depleted cash reserves, repay the bridge financing in its entirety and significantly improve the Company's financial position. To show just how dramatic the improvement was, on December 31, 2000 BayCorp had working capital (current assets less current liabilities) of $283,000 and a current ratio of 1.0, whereas on December 31, 2001 the Company's working capital had increased to $22,636,000 and its current ratio was 4.3.

SEABROOK OPERATIONS

     As I have explained in previous shareholder letters, since most of the Seabrook costs are fixed, the economics of the Seabrook plant are driven largely by two factors: (1) capacity factor and (2) New England wholesale power prices. Capacity factor is the actual plant output divided by the output that would be achieved if the plant operated at its maximum capacity throughout the period. Since no refueling outage had been planned for 2001, we had expected a high capacity factor. Due to the extended refueling outage, however, Seabrook did not return to operation until February 1, 2001. For the full year, Seabrook operated at a capacity factor of 85.8%. From February 1 through the remainder of 2001, Seabrook operated at a very respectable 93.3% capacity factor.

     The tragic events of September 11th have resulted in changes to the way Seabrook and other nuclear plants are being protected. Already some of the most secure industrial facilities in the country, nuclear plants have made a number of changes in response to the new threats that face our nation. While the NRC continues to examine the issue, we do know that securing Seabrook against this threat will result in increased operating and capital costs for the foreseeable future.

     Wholesale power prices steadily declined throughout 2001. For example, the average NEPOOL energy clearing price for the month of January 2001 was $62.57 per megawatt hour. In December 2001, however, the average clearing price had fallen to $27.18 per megawatt hour. Fortunately, Great Bay sold a fair amount of its 2001 Seabrook entitlement forward during a period of higher power prices to hedge against price volatility and thus achieved a 12% increase in its average sales price for energy and capacity in 2001. Great Bay's average sales price in 2001 was $42.85 per megawatt hour as compared to $38.74 per megawatt hour in 2000. Great Bay's short-term sales price was 5% higher than the NEPOOL energy clearing price in 2001 during times of Seabrook operation, resulting in additional net income to shareholders of $2.4 million, or approximately $0.28 per share in 2001. This strategy of actively managing our Seabrook entitlement created value for shareholders as compared to a strategy of simply taking the market clearing price from NEPOOL.

     As discussed below, the Seabrook auction process is now well underway. It appears likely that BayCorp will sell its interest in Seabrook later this year. In a continued effort to hedge against price volatility, we decided to sell forward all of our Seabrook entitlement through September 2002. We were able to make these sales at an average price of $40.59 per megawatt hour and on a unit contingent basis (as opposed to a firm sale), so we do not assume any replacement power risk in the event of a scheduled or unscheduled outage at Seabrook. After we made our forward sales, wholesale power prices continued to decline such that this average sales price through September 2002 is well above current market prices and secures positive cash flow of approximately $5.3 million through September, assuming a 40 day refueling outage and a 92% capacity factor during non-refueling periods at Seabrook. Seabrook's next refueling is scheduled to start on May 4, 2002.

     It is impossible to reflect on the energy sector in 2001 without mentioning Enron. Unfortunately, BayCorp was not immune from the effects of Enron's collapse. In January, we announced that Enron terminated its power purchase contracts with Great Bay which provided for purchases of power by Enron through December 31, 2001. Fortunately, we have no contracts with Enron for periods beyond December 31, 2001. Enron owes approximately $1.1 million to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an administrative claim of approximately $684,000 for power delivered after Enron's bankruptcy filing and prior to the termination of the contracts, which Enron paid in February 2002. We took a charge to earnings in the fourth quarter of 2001 of approximately $1.1 million, or $0.13 cents per share, to establish a reserve for doubtful accounts due to the current uncertainty of collecting the remaining amounts owed by Enron to Great Bay. Any recovery on our claim as part of Enron's Chapter 11 case would represent a one-time non-recurring gain for BayCorp.

SEABROOK AUCTION

     As part of deregulation legislation in Connecticut and New Hampshire, Northeast Utilities ("NU"), the operator and largest owner of Seabrook, is required to sell its ownership interests in Seabrook by December 31, 2003. In October 2000, BayCorp announced that it had reached an agreement with NU to join with NU in the sale of BayCorp's 15% ownership interest in Seabrook. By combining to sell our share with NU and several other owners, the ultimate purchaser will be able to acquire an 88% ownership interest in the plant. We believe this will result in the best possible price for BayCorp's share of Seabrook. The auction process began in earnest in September 2001 with the selection of J.P. Morgan as the sale manager for the auction. We anticipate the selection of the winning bidder in the second quarter of 2002 and expect the closing to occur by the end of the year.

     Under the terms of our agreement with NU, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory, which we expect will yield between $10 million and $14 million in cash to BayCorp. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by Nuclear Regulatory Commission regulations. As part of the sale, we anticipate that BayCorp will transfer virtually all of its liabilities, including the decommissioning liability, and retain all of its cash in addition to the proceeds from the auction.

HOUSTONSTREET

     HoustonStreet was right in the middle of the dotcom boom and bust. Just as investors uncritically bid up the values of anything remotely Internet-related, they were equally indiscriminate on the way down. Many of HoustonStreet's competitors did not survive this shakeout. We continue to believe that HoustonStreet represents a business model that makes sense and leverages the strengths of the Internet - bringing a network of individuals from disparate geographic locations together to conduct business and exchange information at a very low cost. In order to survive, however, HoustonStreet was forced to undertake a painful restructuring and cost-cutting effort. HoustonStreet ceased its power, natural gas and European operations and focused exclusively on its platforms for trading domestic crude oil and refined products, such as gasoline, heating oil and jet fuel.

     HoustonStreet was betting a large part of its future growth on its strategic agreement with EnronOnline, whereby North American electricity and natural gas prices posted on EnronOnline would have been automatically posted on HoustonStreet. HoustonStreet believes it satisfied its obligations under its agreement with Enron, but Enron elected to terminate the agreement in May 2001. HoustonStreet invoked the arbitration clause for settling disputes in its contract with Enron, but that claim has been stayed by Enron's Chapter 11 filing and any recovery is highly uncertain.

     The good news is that HoustonStreet has stabilized operations and is steadily gaining new customers and marketshare. HoustonStreet is a recognized leader in online trading of crude oil and refined products, with an estimated 10-15% share of the overall domestic physical OTC market for these products. It is back-to-basics for HoustonStreet, with a zealous focus on its customers and costs. While it is impossible to predict how this market will unfold, HoustonStreet remains focused on those things within its ability to influence and control in its effort to build a profitable, sustainable business.

CONCLUSION

     As I mentioned in last year's Letter to Shareholders, since it now appears likely that we will sell our Seabrook asset later this year, an important question for shareholders remains, "what will you do with the cash?" The answer is simple - management and the Board of Directors are examining all of our options and will do whatever we believe provides the greatest return to shareholders. We are continuing to look for attractive energy-related investments, but if no such investments can be identified, we will return cash to shareholders in the most tax-efficient manner possible. We operate under the principle that if we can't find opportunities to invest your money that provide attractive returns, we will return it to you. I expect the Board to make a final decision later this year after the winning bidder for Seabrook has been announced and all reasonable alternatives have been fully explored. We will communicate to shareholders the Company's plan as soon as that decision has been made.

     Thank you for your continued support of BayCorp. I also want to thank the dedicated employees of BayCorp, HoustonStreet and Great Bay. As our business and the energy industry continue to evolve and change, it is the dedication, perseverance and creativity exhibited by our employees that remains constant. It is something for which we should all be proud and thankful.

Frank W. Getman Jr.
Chairman, President and CEO

March 2002