Form 10-Q
period 2002-03-31
BAYCORP HOLDINGS LTD
filed 2002-05-15
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              March 31, 2002
                                                     --------------
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

         Commission file number                         1-12527
                                                        -------

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             02-0488443
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


      51 DOW HIGHWAY, SUITE  7                                   03903
           ELIOT, MAINE
(Address of principal executive offices)                       (Zip Code)


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

Yes   X     No
    -----      -----



                Class                            Outstanding at April 30, 2002
---------------------------------------          -----------------------------
Common Stock, $0.01 Par Value per Share                    8,540,369

                             BAYCORP HOLDINGS, LTD.


                                      INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income
             - Three Months Ended March 31, 2002 and 2001 .............. 3

         Consolidated Balance Sheets at March 31, 2002
             and December 31, 2001...................................... 4-5

         Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2002 and 2001................. 6

         Notes to Financial Statements.................................. 7

         Item 2 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 13-16

         Item 3 -  Quantitative and Qualitative Disclosures About
             Market Risk................................................ 16

PART II - OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K...................... 17

         Signature...................................................... 18

         Exhibit Index.................................................. 19

                             BAYCORP HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)


                                                     Three Months Ended   Three Months Ended
                                                       March 31, 2002       March 31, 2001
                                                     ------------------   ------------------
Operating Revenues                                      $    15,368       $    19,267

Operating Expenses
  Production                                                  6,586             5,426
  Transmission                                                  248               264
  Purchased Power                                               192            13,738
  Unrealized Gain on Firm Energy Trading Contracts                0            (6,314)
  Administrative & General                                    1,984             1,815
  Depreciation & Amortization                                   941               997
  Taxes other than Income                                       871               963
                                                        -----------       -----------
      Total Operating Expenses                               10,822            16,889
Operating Income                                              4,546             2,378

Other (Income) Deductions:
  Interest and Dividend Income                                 (130)             (170)
  Decommissioning Cost Accretion                              1,231               815
  Decommissioning Trust Fund Income                            (357)             (352)
  Equity Loss in HoustonStreet Investment                         0               450
  Other Deductions                                              158                62
                                                        -----------       -----------
      Total Other Deductions                                    902               805
Income Before Income Taxes                                    3,644             1,573

Income Taxes                                                      0                 0
                                                        -----------       -----------

Net Income                                                    3,644             1,573

Other Comprehensive Income, Net of Tax
  Unrealized Gain (Loss) on Securities                         (496)               37
                                                        -----------       -----------
Comprehensive Income                                    $     3,148       $     1,610
                                                        ===========       ===========
Weighted Average Shares Outstanding - Basic               8,423,241         8,334,264
Weighted Average Shares Outstanding - Diluted             8,573,790         8,540,297
Basic Net Income Per Share                                    $0.43             $0.19
Diluted Net Income Per Share                                  $0.43             $0.19


(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                     March 31,    December 31,
                                                       2002          2001
                                                     ---------    ------------
ASSETS

Current Assets:
  Cash & Cash Equivalents                           $   3,986       $  15,278
  Restricted Cash - Escrow                              1,377           1,903
  Short-term Investments, at market                    15,717               0
  Accounts Receivable                                   4,938           6,291
  Notes Receivable                                        739               0
  Materials & Supplies, net                             4,843           4,708
  Prepayments & Other Assets                            3,043           1,372
                                                    ---------       ---------
      Total Current Assets                             34,643          29,552

Property, Plant & Equipment and Fuel:

  Utility Plant Assets                                124,087         123,923
  Less: Accumulated Depreciation                      (23,719)        (22,944)
                                                    ---------       ---------
  Net Property, Plant & Equipment                     100,368         100,979

  Nuclear Fuel                                         23,399          23,365
  Less: Accumulated Amortization                      (13,131)        (12,096)
                                                    ---------       ---------
  Net Nuclear Fuel                                     10,268          11,269

      Net Property, Plant & Equipment and Fuel        110,636         112,248

Other Assets:
  Decommissioning Trust Fund                           32,469          32,048
  Deferred Debits & Other                                 451             424
                                                    ---------       ---------
      Total Other Assets                               32,920          32,472


TOTAL ASSETS                                        $ 178,199       $ 174,272
                                                    =========       =========


(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                         March 31,     December 31,
                                                                           2002            2001
                                                                         ---------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                  $     479       $   1,607
  Miscellaneous Current Liabilities                                          4,889           5,309
                                                                         ---------       ---------
          Total Current Liabilities                                          5,368           6,916

Operating Reserves:
  Decommissioning Liability                                                 86,755          85,523
  Miscellaneous Other                                                          386             386
                                                                         ---------       ---------
          Total Operating Reserves                                          87,141          85,909

Other Liabilities & Deferred Credits                                         8,223           7,892

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,766,750 and 8,586,316, respectively            88              86
   Less: Treasury Stock - 226,381 and 185,052 shares,
      respectively, at cost                                                 (1,772)         (1,396)
   Additional Paid-in Capital                                               94,495          93,357
   Accumulated Other Comprehensive Income                                     (273)            223
   Accumulated Deficit                                                     (15,071)        (18,715)
                                                                         ---------       ---------
          Total Stockholders' Equity                                        77,467          73,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 178,199       $ 174,272
                                                                         =========       =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                     Three Months          Three Months
                                                                         Ended                 Ended
                                                                    March 31, 2002        March 31, 2001
                                                                    --------------        --------------
Net cash flow from operating activities:
    Net income                                                         $  3,644             $  1,573
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
         Equity loss in HoustonStreet investment                              0                  450
         Depreciation and amortization                                      774                  914
         Amortization of nuclear fuel                                     1,035                1,035
         Unrealized gain on firm energy trading contracts                     0               (6,314)
         Non-cash compensation expense                                       31                    0
         Decommissioning trust accretion                                  1,231                  815
         Decommissioning trust interest and other charges                   (73)                (354)
         (Increase) decrease in accounts receivable                       1,354               (2,358)
         Increase in materials & supplies                                  (135)                (146)
         Increase in prepaids and other assets                           (1,698)              (1,605)
         Decrease in accounts payable and accrued expenses               (1,128)              (6,308)
         Increase (decrease) in misc. and other liabilities                 133                8,241
                                                                       --------             --------
Net cash provided by (used in) operating activities                       5,168               (4,057)

Net cash flows from investing activities:
  Capital additions                                                        (164)                (364)
  Nuclear fuel additions                                                    (34)                 (83)
  Payments to decommissioning fund                                         (348)                (654)
  Investment in HoustonStreet                                                 0                 (450)
  Short term investments, net                                           (16,211)               3,059
                                                                       --------             --------
Net cash (used in) provided by investing activities                     (16,757)               1,508

Net cash from financing activities:
  Stock option exercise                                                     147                    0
  Reacquired capital stock                                                 (376)                   0
  Other investments                                                           0                    0
                                                                       --------             --------
Net cash used in financing activities                                      (229)                   0

Net decrease in cash and cash equivalents                               (11,818)              (2,549)
Cash and cash equivalents, beginning of period                           17,181               11,087
                                                                       --------             --------
Cash and cash equivalents, end of period                               $  5,363             $  8,538
                                                                       ========             ========
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for prommissory notes              $    739             $      0
                                                                       --------             --------


(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which is wholly-owned as of March 31, 2002. In addition, BayCorp owns 45.9% of HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based independent crude oil and refined products trading exchange.

     Great Bay and Little Bay are electric generating and trading companies. Their principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook"). This ownership interest entitles the companies to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets. HoustonStreet, an equity investment of BayCorp, developed and operates HoustonStreet.com.

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

     On April 15, 2002, the Company announced that BayCorp and other selling owners reached an agreement with FPL Group, Inc. ("FPL Group") for the sale of approximately 88% of the Seabrook Project. Under the terms of the purchase and sale agreement and BayCorp's agreement with NU, Baycorp expects to receive approximately $117 million for its 15% ownership interest in Seabrook, nuclear fuel and inventory. This amount assumes a December 31, 2002 closing and is based upon expected balances for nuclear fuel and inventory and other purchase price adjustments. This amount is also net of any top-off amount required to fund BayCorp's share of the Seabrook decommissioning liability. Under the terms of the agreement with FPL Group, BayCorp and the other selling owners are required to top-off the decommissioning trust fund to ensure that the decommissioning fund balance is sufficient to satisfy the requirements of the New Hampshire Decommissioning Financing Committee at the time of closing. The decommissioning top off and the amount received for nuclear fuel and inventory are subject to adjustment to reflect actual values at the time of closing.

     As part of the sale, BayCorp will transfer to FPL Group nearly all of its liabilities associated with Seabrook, including the decommissioning liability, and retain all of its cash and other assets in addition to the proceeds from the auction. The sale is subject to BayCorp shareholder approval and various

                             BAYCORP HOLDINGS, LTD.


regulatory approvals, including the NHPUC, the CDPUC, the Federal Energy Regulatory Commission ("FERC") and the NRC. BayCorp expects the closing to occur around the end of 2002.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 as filed in Form 10-K, are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.


     Accumulated other comprehensive income and the current period charge are as follows:

                                            Three Month          Accumulated
                                             Unrealized            Other
                                                 Loss           Comprehensive
                                            on Securities          Income

            Beginning Balance                 $ 223,000           $ 223,000
            Current Period Charge              (496,000)           (496,000)
                                              ---------           ---------
            Ending Balance                    $ 273,000           $ 273,000
                                              =========           =========

     Previously, Great Bay utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. Effective January 1, 1999, Great Bay adopted Emerging Issues Task Force Issue ("EITF") No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 requires firm energy-trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The Company marked the related contracts to market based on the estimated contract replacement value at each balance sheet date. The Company had not entered into any forward firm energy trading contracts as of March 31, 2002, nor does it expect to in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in 2002. As a result, as of March 31, 2002, the Company had no unrealized loss or gain on the mark-to-market of forward firm energy trading contracts recorded in accrued expenses. The net change in unrealized gain/loss on firm forward energy trading contracts included in the accompanying consolidated statements of income for the quarters ended March 31, 2002 and March 31, 2001 was $0 and a gain of approximately $6,314,000, respectively.

NOTE C - COMMITMENTS AND CONTINGENCIES

NUCLEAR POWER, ENERGY AND UTILITY REGULATION.

     The Seabrook Project and Great Bay and Little Bay, as part owners of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction

                             BAYCORP HOLDINGS, LTD.


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

DECOMMISSIONING LIABILITY

                             BAYCORP HOLDINGS, LTD.


     Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, reflected on the February 7, 1996 Exposure Draft titled
"Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During November 2001, the NDFC issued an order that established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning purposes, a remaining 25-year life for the facility and a future cost escalation of 5.25%.

     The Staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs and, as a result, in August 2001, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Retirement Obligations." SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Great Bay's and Little Bay's accounting for decommissioning is based on the initial FASB exposure draft. The new statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The new statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset.

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

                             BAYCORP HOLDINGS, LTD.


decommissioning accretion could change relative to 2001. The new statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Great Bay and Little Bay have not quantified the impact, if any, that the new statement will have on the consolidated financial statements.

     Great Bay and Little Bay, based on the initial FASB exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of March 31, 2002, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 4.75%, over the funding period, to March 31, 2002, represented a liability of $86.8 million reflected in the accompanying balance sheet. In accordance with the initial FASB exposure draft, the company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

     Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $1,231,500 and $815,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. The change in the accretion between years reflects adjustments to the estimated decommissioning by the NDFC.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trusts are available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding loss of approximately $578,000 as of March 31, 2002.

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

     In response to the obligations imposed on the other joint owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.4 million in 2002 and escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999, and as

                             BAYCORP HOLDINGS, LTD.


such, periodic payments have not been required. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook decommissioning expenses. As of March 31, 2002 the fair market value of the Little Bay decommissioning account was $13.6 million.

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


HoustonStreet:
                            Three months ended         Year ended              Year ended
                            -------------------     -----------------      -----------------
                               March 31, 2002       December 31, 2001      December 31, 2000
                               --------------       -----------------      -----------------
Total assets                     $ 1,757,100          $  1,256,400           $ 11,958,600
Total liabilities                 14,675,000            14,784,100             15,395,800
Commission Revenues                  281,200             1,899,500                523,400
Other Revenues                       725,000                    --                     --
Net income (loss)                    609,700           (10,156,000)           (40,046,800)
Company's equity in net              279,900            (4,661,600)           (22,259,000)
income (loss)

     As of March 31, 2002, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet.

NOTE E - EQUITY

     BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

     In March 2002, in connection with the exercise of stock options, the Company loaned an officer and a director a total of $737,100 to exercise certain stock options before they expired. The loan terms are set out in interest bearing promissory notes and are secured by stock pledge agreements between the individuals and the Company.

                             BAYCORP HOLDINGS, LTD.


NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of the recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The sales agreement with NU established a minimum expected value for the Company's investment in the Seabrook plant and the expected deal with FPL Group established a fair value. The Company estimates that the current carrying amount for the respective investment is the lower of the carrying amount or fair value less cost to sell in accordance with SFAS
No. 121.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which replaces SFAS No. 121. This new statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new statement also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business segment.) SFAS No. 144 was effective beginning January 1, 2002 and will be applied prospectively. The initial adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS: FIRST QUARTER OF 2002 COMPARED TO THE FIRST QUARTER OF
2001

Operating Revenues

     BayCorp's operating revenues decreased by approximately $3,899,000, or 20.2%, to $15,368,000 in the first quarter of 2002 as compared to $19,267,000 in the first quarter of 2001. The decrease in operating revenues was primarily attributable to a decrease in selling prices in the first quarter of 2002 as compared to the first quarter of 2001. During the three months ended March 31, 2002, Great Bay's average selling price decreased 17.3%, to 4.07 cents per kilowatt hour ("kWh") as compared to an

                             BAYCORP HOLDINGS, LTD.


average selling price of 4.92 cents per kWh for the same period in 2001. Sales of electricity decreased by approximately 3.3% to 378,038,000 kWhs during the first quarter of 2002 as compared to approximately 390,766,900 kWhs in the first quarter of 2001. The decrease in kWhs sold was primarily attributable to a decrease in purchased power during the first quarter of 2002 as compared to the first quarter of 2001. The capacity factor at the Seabrook Project for the first quarter of 2002 was 100% compared to 50.8% for the first quarter of 2001. During the first quarter of 2001, the capacity factor was adversely impacted by the extended 4th quarter 2000 refueling outage and unscheduled maintenance outages. There were no scheduled or unscheduled outages during the first quarter of 2002.

Expenses

     Production and transmission expenses increased approximately $1,144,000, or 20.1%, to $6,834,000 in the first quarter of 2002 as compared to $5,690,000 in the first quarter of 2001. This increase was primarily attributable to an increase in the accrual for outage costs and increased plant maintenance expenses. Purchased power costs decreased approximately $13,546,000, from $13,738,000 in the first quarter of 2001 to $192,000 in the first quarter of 2002. During the first quarter ended March 31, 2001, Great Bay purchased power for resale primarily to cover its firm contracts during the refueling outage and other unscheduled outages that occurred during the first quarter of 2001. Administrative and general expenses increased approximately $169,000, or 9.3%, to $1,984,000 in the first quarter of 2002 as compared to $1,815,000 in the first quarter of 2001. This increase was primarily attributable to higher administrative and general expenses at Seabrook during the first quarter of 2002 as compared to the first quarter of 2001. Depreciation expense decreased approximately $56,000, or 5.6%, and taxes other than income decreased approximately $92,000, or 9.6%, during the first quarter of 2002 as compared to the same period in 2001.

     In the first quarter of 2001, Great Bay recorded unrealized gains on firm forward energy trading contracts of $6,314,000. The unrealized gain in the first quarter of 2001 was due in part to Great Bay committing to sell less power under firm forward contracts as of March 31, 2001 as compared to December 31, 2000. As of December 31, 2001 all firm energy trading contracts had been fulfilled. Sales for the first quarter ended March 31, 2002 were made on a unit contingent basis as opposed to firm sales and as such, there was no replacement power risk and no unrealized gain or loss to be recorded.

     Interest income decreased approximately $40,000 primarily due to lower interest rates during the first quarter of 2002 as compared to interest rates during the first quarter of 2001. Decommissioning cost accretion increased $416,000, or 51%. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. The change in accretion between periods reflects adjustments to the estimated decommissioning cost by the NDFC. Other deductions increased approximately $96,000, to $158,000 in the first quarter of 2002 as compared to $62,000 in the first quarter of 2001. This increase was primarily due to costs associated with the relocation of BayCorp headquarters.

     BayCorp made no investments in HoustonStreet in the first quarter of 2002. BayCorp invested $450,000 in HoustonStreet in the first quarter of 2001 and recorded this investment as an equity loss in investment.

Net Income

                             BAYCORP HOLDINGS, LTD.


     As a result of the above factors, during the first quarter of 2002, the Company recorded net income of $3,644,000, or income of approximately $0.43 per share, as compared to net income of approximately $1,573,000, or income of approximately $0.19 per share, during the first quarter of 2001.

Liquidity and Capital Resources

     As of March 31, 2002, BayCorp's cash position was approximately $21,080,000 in cash and cash equivalents, restricted cash and short-term investments. BayCorp's cash generation for the three months ended March 31, 2002 was sufficient to cover the ongoing cash requirements of the Company during this period. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company to meet its anticipated cash requirements. However, if the Seabrook Project operates at a capacity factor significantly below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease significantly from current levels, BayCorp or Great Bay could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

     As of March 31, 2002, the Company had approximately $15,717,000 of its total cash in short term investments. BayCorp's cash and cash equivalents decreased approximately $11,818,000 during the first three months of 2002 primarily due to the transfer of cash to short term investments.

     The Company had net income of approximately $3,644,000 during the first quarter ended March 31, 2002. During the first quarter of 2002 there were cash expenditures of approximately $164,000 for capital additions, $34,000 for nuclear fuel additions and $348,000 for decommissioning fund payments. An increase of approximately $1,698,000 in prepaids and other assets was primarily attributable to the timing of payments made to the Seabrook Project to fund Seabrook operating expenses. A decrease in accounts payable and accrued expenses of approximately $1,128,000 was primarily attributable to payments made in the first quarter of 2002 for purchased power that was included in the December 31, 2001 accounts payable balance. In the first quarter of 2002, the Company repurchased 41,329 shares of its stock for approximately $376,000.

     Offsetting these cash expenditures were non-cash charges to income of approximately $774,000 for depreciation, $1,035,000 for nuclear fuel amortization and $1,158,000 for net decommissioning accretion and decommissioning trust fund interest and other charges. In addition, there was a decrease in accounts receivable of approximately $1,354,000 in the first quarter of 2002.

     In the first quarter of 2002, cash received from stock option exercise transactions was $147,000.

     The Company anticipates that its share of the Seabrook Project's capital expenditures for the 2002 fiscal year will total approximately $5.3 million for nuclear fuel and various capital projects.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. BayCorp incurs losses during outage periods due to the loss of all revenue from the sale of generation and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it

                             BAYCORP HOLDINGS, LTD.


is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for BayCorp to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. Refueling outages are generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed. The 2002 refueling outage began on May 4, 2002. The Company expects that its portion of refueling outage and maintenance expenses for this outage will be approximately $4,750,000.

     With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation's nuclear power plants, including the Seabrook Project, remain at a high level of security. Immediately after the attacks in New York and Washington D.C. on September 11, 2001, management of the Seabrook Project activated enhanced security measures. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Seabrook remains at a high level of security and the management of Seabrook has assured the joint owners of Seabrook that it will take actions necessary to comply with the NRC order setting out the requirements for interim compensatory measures. Compliance with these requirements will result in additional incremental operating and capital costs, a proportionate share of which will be paid by Great Bay and Little Bay. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "intends" and similar expressions are intended to identify forward-looking statements. Forward looking statements include, without limitation, statements concerning the closing date of the Seabrook sale and the expected proceeds, forward firm energy trading contracts, the ability to meet future anticipated cash requirements and BayCorp's share of Seabrook's 2002 capital expenditures and 2002 refueling and outage expenses. There are a number of important factors that could cause the results of BayCorp and/or it subsidiaries to differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

     The price of electricity is subject to fluctuation resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts in prior

                             BAYCORP HOLDINGS, LTD.


years, including in 2001. Until December 31, 2001, Great Bay tracked its market exposure for these forward energy trading contracts in a mark-to-market model that was updated daily with current market prices and it was reflected in the company's balance sheet. The positive, or negative, value of Great Bay's portfolio of firm power commitments represented an estimation of the gain, or loss, that Great Bay would have experienced if open firm commitments were covered at then-current market prices. As of December 31, 2001 and as of March 31, 2002, Great Bay had no firm forward, fixed price energy trading contracts.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   See Exhibit Index.

   (b) There were no reports on Form 8-K submitted for the three months ended March 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       BAYCORP HOLDINGS, LTD.


May 15, 2002                           By: /s/ Frank W. Getman Jr.
                                       ----------------------------------------
                                       Frank W. Getman Jr.
                                       President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------


 10.1 Purchase and Sale Agreement for the Seabrook Nuclear Power Station by and among North Atlantic Energy Corporation, The United Illuminating Company, Great Bay Power Corporation, New England Power Company, The Connecticut Light and Power Company, Canal Electric Company, Little Bay Power Corporation and New Hampshire Electric Cooperative, Inc. as Sellers and North Atlantic Energy Service Corporation and FPL Energy Seabrook, LLC as Buyer dated April 13, 2002.

 10.2          Promissory Note, dated March 27, 2002, by and between Frank W.
               Getman Jr. in favor of BayCorp Holdings, Ltd.

 10.3 Stock Pledge Agreement, dated March 27, 2002, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd.

 10.4          Promissory Note, dated March 27, 2002, by and between Frank W.
               Getman Jr. in favor of BayCorp Holdings, Ltd.

 10.5 Stock Pledge Agreement, dated March 27, 2002, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd.

 99.1 Certain Factors That May Affect Future Results, set out on pages 19-22 of the Company's Annual Report on Form 10-K for the period ended December 31, 2001. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.