Form 10-Q
period 2002-06-30
BAYCORP HOLDINGS LTD
filed 2002-08-14
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                           June 30, 2002
                                                               -------------
                                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                        to
                                             --------------    -------------

      Commission file number                                      1-12527
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

Yes   X     No
     ---       ---



               Class                             Outstanding at August 2, 2002
---------------------------------------          -----------------------------
Common Stock, $0.01 Par Value per Share                   8,540,869

                             BAYCORP HOLDINGS, LTD.


                                      INDEX



PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income -
               Three and Six Months Ended June 30, 2002 and 2001 .............             3

         Consolidated Balance Sheets -
            at June 30, 2002 and December 31,  2001 ..........................            4-5

         Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2002 and 2001 .........................             6

         Notes to Financial Statements .......................................             7

         Item 2 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................         13-18

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk             18


PART II - OTHER INFORMATION:


         Item 4 - Submission of Matters to a Vote of Security Holders ........            19

         Item 6 - Exhibits and Reports on Form 8-K ...........................            19

         Signature ...........................................................            20

         Exhibit Index .......................................................            21

                             BAYCORP HOLDINGS, LTD.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                         2002                2001                2002                2001
                                                         ----                ----                ----                ----
Operating Revenues                                   $    10,126         $    19,470         $    25,494         $    38,737

Operating Expenses
  Production                                               6,832               5,513              13,418              10,939
  Transmission                                               291                 270                 539                 534
  Purchased Power                                             71               3,589                 263              17,327
  Unrealized Gain on Firm Energy Contracts                     0              (7,006)                  0             (13,320)
  Administrative & General                                 2,269               1,363               4,253               3,178
  Depreciation & Amortization                                939                 998               1,880               1,995
  Taxes other than Income                                    939                 951               1,810               1,914
                                                     -----------         -----------         -----------         -----------
      Total Operating Expenses                            11,341               5,678              22,163              22,567
Operating Income                                          (1,215)             13,792               3,331              16,170

Other (Income) Deductions:
  Interest and Dividend Income                              (145)               (154)               (275)               (324)
  Decommissioning Cost Accretion                           1,232                 815               2,463               1,630
  Decommissioning Trust Fund Income                         (448)               (408)               (805)               (760)
  Equity Loss in HoustonStreet Investment                      0                   0                   0                 450
  Other (Income) deductions                                 (131)                 (4)                 27                  58
                                                     -----------         -----------         -----------         -----------
      Total Other Deductions                                 508                 249               1,410               1,054
Income (Loss) Before Income Taxes                         (1,723)             13,543               1,921              15,116

Income Taxes                                                   0                   0                   0                   0
                                                     -----------         -----------         -----------         -----------
Net Income (Loss)                                         (1,723)             13,543               1,921              15,116

Other Comprehensive Income,
  Unrealized Loss on Securities                             (205)               (249)               (701)               (212)
                                                     -----------         -----------         -----------         -----------
Comprehensive Income (Loss)                          ($    1,928)        $    13,294         $     1,220         $    14,904
                                                     ===========         ===========         ===========         ===========

Weighted Average Shares Outstanding - Basic            8,390,226           8,334,264           8,392,390           8,334,264
Weighted Average Shares Outstanding - Diluted          8,390,226           8,613,602           8,692,600           8,574,208
Basic Net Income (Loss) Per Share                     $    (0.20)        $      1.63         $      0.23         $      1.81
Diluted Net Income (Loss) Per Share                   $    (0.20)        $      1.57         $      0.22         $      1.76


(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                           June 30,         December 31,
                                                             2002              2001
                                                             ----              ----
ASSETS
Current Assets:
  Cash & Cash Equivalents                                 $   5,269         $  15,278
  Restricted Cash - Escrow                                      357             1,903
  Short-term Investments, at market                          14,821                 0
  Accounts Receivable (Net of allowance of $1,100)            4,621             6,291
  Accounts Receivable from Related Party                         25                 0
  Materials & Supplies, net                                   4,593             4,708
  Prepayments & Other Assets                                  1,282             1,372
                                                          ---------         ---------
      Total Current Assets                                   30,968            29,552

Property, Plant & Equipment and Fuel:
  Utility Plant Assets                                      124,607           123,923
  Less: Accumulated Depreciation                            (24,603)          (22,944)
                                                          ---------         ---------
  Net Property, Plant & Equipment                           100,004           100,979

  Nuclear Fuel                                               16,653            23,365
  Less: Accumulated Amortization                             (7,356)          (12,096)
                                                          ---------         ---------
  Net Nuclear Fuel                                            9,297            11,269

      Net Property, Plant & Equipment and Fuel              109,301           112,248

Other Assets:
  Decommissioning Trust Fund                                 32,798            32,048
  Deferred Debits & Other                                       680               424
                                                          ---------         ---------
      Total Other Assets                                     33,478            32,472


TOTAL ASSETS                                              $ 173,747         $ 174,272
                                                          =========         =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                               June 30,        December 31,
                                                                                 2002              2001
                                                                                 ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                     $     238         $   1,607
  Accrued Taxes                                                                   478               392
  Accrued Misc. Seabrook Liabilities                                              570             1,115
  Accrued Legal and Professional Expenses                                         185               244
  Miscellaneous Current Liabilities                                                65             3,558
                                                                            ---------         ---------
          Total Current Liabilities                                             1,536             6,916

Operating Reserves:
  Decommissioning Liability                                                    87,986            85,523
  Miscellaneous Other                                                             386               386
                                                                            ---------         ---------
          Total Operating Reserves                                             88,372            85,909

Other Liabilities & Deferred Credits                                            8,709             7,892



Commitments & Contingencies


Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,767,250 and 8,586,316, respectively               88                86
   Less: Treasury Stock - 226,381 and 185,052 shares,
      respectively, at cost                                                    (1,772)           (1,396)
   Additional Paid-in Capital                                                  94,499            93,357
   Deferred Compensation                                                         (413)               --
   Accumulated Other Comprehensive Income (Loss)                                 (478)              223
   Accumulated Deficit                                                        (16,794)          (18,715)
                                                                            ---------         ---------
          Total Stockholders' Equity                                           75,130            73,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 173,747         $ 174,272
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

                             BAYCORP HOLDINGS, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                          Six Months           Six Months
                                                                             Ended                Ended
                                                                         June 30, 2002        June 30, 2001
                                                                         -------------        -------------
Net cash flow from operating activities:
    Net income                                                             $  1,921             $ 15,116
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
         Equity loss in HoustonStreet investment                                  0                  450
         Depreciation and amortization                                        1,880                1,995
         Amortization of nuclear fuel                                         2,070                2,070
         Unrealized gain on firm energy trading contracts                         0              (13,320)
         Non-cash compensation expense                                          563                    0
         Decommissioning trust accretion                                      2,463                1,630
         Decommissioning trust interest and other charges                      (806)                (439)
         (Increase) decrease in accounts and other receivable                 1,645               (3,024)
         (Increase) decrease in materials & supplies                              4                   (4)
         Increase in prepaids, deferred debits and other assets                (166)              (1,435)
         Decrease in accounts payable and accrued expenses                   (1,368)              (6,722)
         Increase (decrease) in misc. and other liabilities                  (3,181)               5,439
                                                                           --------             --------
Net cash provided by operating activities                                     5,025                1,756

Net cash flows from investing activities:
  Capital additions                                                            (794)                (902)
  Nuclear fuel additions                                                        (98)                (126)
  Payments to decommissioning fund                                             (697)              (1,308)
  Investment in HoustonStreet                                                     0                 (450)
  Decrease in restricted cash                                                 1,546                1,784
  Short term investments, net                                               (14,768)               2,808
                                                                           --------             --------
Net cash (used in) provided by investing activities                         (14,811)               1,806

Net cash from financing activities:
  Stock option exercise                                                         153                    0
  Reacquired capital stock                                                     (376)                   0
  Other investments                                                               0                    0
                                                                           --------             --------
Net cash used in financing activities                                          (223)                   0

Net increase (decrease) in cash and cash equivalents                        (10,009)               3,562

Cash and cash equivalents, beginning of period                               15,278                9,071
                                                                           --------             --------
Cash and cash equivalents, end of period                                   $  5,269             $ 12,633
                                                                           ========             ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                               $    705             $     14
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for promissory notes                   $    737             $      0


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

          BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and sell wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which is wholly-owned as of June 30, 2002. In addition, BayCorp owns 45.9% of HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based independent crude oil and refined products trading exchange.

         Great Bay and Little Bay generate and sell wholesale electricity. Their principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook"). This ownership interest entitles the companies to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay are exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets. HoustonStreet, an equity investment of BayCorp, developed and operates HoustonStreet.com.

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

         On April 15, 2002, the Company announced that BayCorp and other selling owners reached an agreement with FPL Group, Inc. ("FPL Group") for the sale of approximately 88% of the Seabrook Project. Under the terms of the purchase and sale agreement and BayCorp's agreement with NU, Baycorp expects to receive approximately $117 million for its 15% ownership interest in Seabrook, nuclear fuel and inventory. This amount assumes a December 31, 2002 closing and is based upon expected balances for nuclear fuel and inventory and other purchase price adjustments. This amount is net of the sharing of proceeds with NU under the October 2000 agreement and also net of any top-off amount required to fund BayCorp's share of the Seabrook decommissioning liability. Under the terms of the agreement with FPL Group, BayCorp and the other selling owners are required to top-off the decommissioning trust fund to ensure that the decommissioning fund balance is sufficient to satisfy the requirements of the New Hampshire Decommissioning Financing Committee ("NDFC") at the time of closing. The decommissioning top off and the amount received for nuclear fuel and inventory are subject to adjustment to reflect actual values at the time of closing.

         As part of the sale, BayCorp will transfer to FPL Group nearly all of its liabilities associated with Seabrook, including the decommissioning liability. BayCorp will retain all of its cash and other assets in addition to the sale proceeds. In addition to the sale proceeds, on December 31, 2002 BayCorp expects to have net working capital of approximately $22-$25 million assuming a 92% capacity factor for the

                             BAYCORP HOLDINGS, LTD.



balance of the year. This figure includes a reduction for expected tax liabilities and an increase for the cash that would be received by the company upon the exercise of all outstanding stock options. Other assets of BayCorp include an above market power sales contract, an equity interest in HoustonStreet and expected net operating loss carryforwards of approximately $70 million after the sale of the Seabrook interests. Assuming the exercise of all options currently outstanding, BayCorp would have approximately 9.49 million shares outstanding. The sale is subject to BayCorp shareholder approval and various regulatory approvals, including the New Hampshire Public Utilities Commission ("NHPUC"), the Connecticut Department of Public Utility Control ("CDPUC"), the Federal Energy Regulatory Commission ("FERC") and the NRC. BayCorp expects the closing to occur around the end of 2002.

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

         Previously, Great Bay utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company follows the provisions of SFAS 133 Accounting for Derivative Activities and Hedging Activities. The Company marked the related contracts to market based on the estimated contract replacement value at each balance sheet date. The Company had not entered into any forward firm energy contracts as of June 30, 2002, nor does it expect to in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in 2002. As a result, as of June 30, 2002, the Company had no unrealized loss or gain on the mark-to-market of forward firm energy contracts recorded in accrued expenses. The net change in unrealized gain/loss on firm forward energy contracts included in the accompanying consolidated statements of income for the quarters ended June 30, 2002 and June 30, 2001 was $0 and a gain of approximately $7,006,000, respectively, and for the six months ended June 30, 2002 and June 30, 2001 was $0 and a gain of approximately $13,320,000, respectively.

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

                             BAYCORP HOLDINGS, LTD.



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

Decommissioning Liability

         Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, reflected on the February 7, 1996 Exposure Draft titled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets," Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility

                             BAYCORP HOLDINGS, LTD.



Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation at the date Little Bay acquired its interest in Seabrook.

         New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the NDFC. This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. In November 2001, the NDFC issued an order that established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning purposes, a remaining 25-year life for the facility and a future cost escalation of 5.25% per year. The Company's pro-rata share of this estimated cost of decommissioning in 2001 dollars is $83.3 million.

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

         The new statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the new statement is adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 2002. The new statement is effective for the Company on January 1, 2003. Great Bay and Little Bay have not quantified the impact, if any, that the new statement will have on the consolidated financial statements.

         Great Bay and Little Bay, based on the initial FASB exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of June 30, 2002, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which

                             BAYCORP HOLDINGS, LTD.



discounted at an average rate of 4.75%, over the funding period, to June 30, 2002, represented a liability of approximately $88 million reflected in the accompanying balance sheet. In accordance with the initial FASB exposure draft, the company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

         Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $1,232,000 and $815,000 for the three months ended June 30, 2002 and June 30, 2001, respectively and $2,463,000 and $1,630,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. The change in the accretion between years reflects adjustments to the estimated cost of decommissioning by the NDFC.

         Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trusts are recorded as investments available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding loss of approximately $532,000 as of June 30, 2002.

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

         In response to the obligations imposed on the other joint owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.4 million in 2002 and would escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999, and as such, periodic payments have not been required. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook decommissioning expenses. As of June 30, 2002 the fair market value of the Little Bay decommissioning account was approximately $13.6 million.

         On November 15, 1992, Great Bay and its predecessor's former parent, Eastern Utilities ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA. Under the settlement agreement in 1992, EUA agreed to guarantee up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

                             BAYCORP HOLDINGS, LTD.



NOTE D - INVESTMENT IN HOUSTONSTREET

          As of December 31, 1999, the Company owned 100% of HoustonStreet. During 2000, HoustonStreet raised additional equity from outside investors and as a result the Company's ownership fell below 50%. Subsequently, the Company wrote its investment in HoustonStreet down to zero and suspended recognition of additional HoustonStreet losses. Prior year financial statements are presented in conformance with the equity method of accounting. Prior to the deconsolidation, the Company recognized its share of the losses of HoustonStreet in the consolidated financial statements. Summarized financial information for the Company's investment in HoustonStreet, as accounted for by the equity method, is as follows:

       HoustonStreet:

                                            Six Months ended       Year ended           Year ended
                                                June 30,           December 31,        December 31,
                                                  2002                 2001                 2000
                                                  ----                 ----                 ----
         Total Assets                        $  1,070,500         $  1,256,400         $ 11,958,600
         Total Liabilities                     14,577,300           14,784,100           15,395,800

         Commission Revenues                      516,300            1,899,500              523,400

         Other Revenues                           725,000                   --                   --
         Net Loss                                (150,300)         (10,156,000)         (40,046,800)
         Company's Equity in net loss             (69,000)          (4,661,600)         (22,259,000)

         As of June 30, 2002, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet. The Company suspended recognition of equity losses beginning in 2000 after its ownership in HoustonStreet fell below 50%. The Company has no obligations to further fund HoustonStreet.

NOTE E - EQUITY

         BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

         In March 2002, in connection with the exercise of stock options, the Company received promissory notes and stock pledge agreements from its President, Frank Getman, and a director, John Tillinghast. The notes and agreements were executed in order to allow for the exercise of certain stock options before they expired. The notes were given in lieu of cash payments for the exercise price of the options. The total exercise price of these options was $737,126. Mr. Getman and Mr. Tillinghast have pledged 150,434 shares under these agreements. The notes are due on the earlier of (i) December 31, 2003 or
(ii) 30 days after the payment to Great Bay, Little Bay and BayCorp or its common shareholders, as the case may be, of the proceeds of the sale of (a) Great Bay's and Little Bay's interests in the Seabrook Project or (b) BayCorp shares of capital stock of Great Bay and Little Bay or (c) the outstanding shares of capital stock of BayCorp by merger, share exchange or otherwise. The pledged shares have been reflected in the accompanying balance sheet as a reduction in equity as required by generally accepted accounting principles. Compensation expense related to the exercise of these stock options is measured based on the current market price of the Company's common stock and the number of options exercised.

                             BAYCORP HOLDINGS, LTD.


Unrealized gains (losses) on securities held by the Company in its decommissioning trust fund and short-term investment accounts are recorded as Accumulated Other Comprehensive Income in the Company's balance sheet. Accumulated other comprehensive income and the current period charge are as follows:

                                                     Accumulated Other
                                                   Comprehensive Income
                                                   --------------------
            Beginning Balance                            $ 223,000
            Current Period Charge                         (701,000)
                                                         ---------
            Ending Balance                               $(478,000)
                                                         ==========

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which replaces SFAS No. 121. This new statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new statement also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business segment.) SFAS No. 144 was effective beginning January 1, 2002. The initial adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         BayCorp derives substantially all of its revenue through its energy sales activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay are electric generating companies whose principal asset is a combined 15% joint ownership interest in the Seabrook Project.

         The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

Results of Operations: Second Quarter of 2002 Compared to the Second Quarter of 2001

                             BAYCORP HOLDINGS, LTD.


Operating Revenues

         BayCorp's operating revenues decreased by approximately $9,344,000, or 48%, to $10,126,000 in the second quarter of 2002 as compared to $19,470,000 in the second quarter of 2001. The decrease in operating revenues was primarily attributable to a decrease in the Seabrook capacity factor due to the May 2002 refueling outage. The Seabrook capacity factor for the second quarter of 2002 was 66.7% as compared to 99.3% for the second quarter of 2001. During the second quarter of 2002, Seabrook conducted a twenty-eight day refueling outage from May 4th to May 31st. The twenty-eight day outage represents the shortest refueling outage in Seabrook's operating history. There was no refueling outage in the second quarter of 2001. BayCorp incurs losses as a result of scheduled and unscheduled outages, including scheduled refueling outages, due to the combination of loss of revenue and recognition of normal recurring operating and maintenance costs, depreciation and costs associated with the outage.

         During the three months ended June 30, 2002, Great Bay's average selling price decreased 1.7%, to 3.98 cents per kilowatt hour ("kWh") as compared to an average selling price of 4.05 cents per kWh for the same period in 2001. Sales of electricity decreased by approximately 47.1% to 254,671,000 kWhs during the second quarter of 2002 as compared to approximately 481,662,000 kWhs in the second quarter of 2001. The decrease in kWhs sold was primarily attributable to the loss of Seabrook generation during the scheduled refueling outage that took place in the second quarter of 2002.

Expenses

        Production and transmission expenses increased approximately $1,340,000, or 23.2%, to $7,123,000 in the second quarter of 2002 as compared to $5,783,000 in the second quarter of 2001. This increase was primarily attributable to costs associated with the refueling outage in the second quarter of 2002. There was no refueling outage in the second quarter of 2001. Purchased power costs decreased approximately $3,518,000, from $3,589,000 in the second quarter of 2001 to $71,000 in the second quarter of 2002. During the second quarter of 2001, Great Bay purchased power for resale pursuant to a Purchase Power Agreement with Select Energy. There were no significant power purchases made in the second quarter of 2002. Administrative and general expenses increased approximately $906,000, or 66.5%, to $2,269,000 in the second quarter of 2002 as compared to $1,363,000 in the second quarter of 2001. This increase was attributable in part to higher administrative and general expenses at Seabrook during the second quarter of 2002 as compared to the second quarter of 2001. Also in the second quarter of 2002, the Company recorded $209,000 in non-cash compensation costs for employee stock option costs relating to options that were repriced in 1998. In addition, during the second quarter of 2002, the Company recorded $323,000 in non-cash compensation costs for certain options exercised in 2002. See Note E - Equity. Depreciation expense decreased approximately $59,000, or 5.9%, and taxes other than income decreased approximately $12,000, or 1.3%, during the second quarter of 2002 as compared to the same period in 2001.

         In the second quarter of 2001, Great Bay recorded unrealized gains on firm forward energy sales contracts of $7,006,000. The unrealized gain in the second quarter of 2001 was due in part to Great Bay committing to sell less power under firm forward contracts as of June 30, 2001 as compared to December 31, 2000. As of December 31, 2001 all firm energy sales contracts had been fulfilled. The Company currently has no firm energy sales contracts. Sales for the quarter ended June 30, 2002 were made on a unit contingent basis as opposed to firm sales and as such, there was no replacement power risk and no unrealized gain or loss to be recorded.

         Decommissioning cost accretion increased $417,000, or 51.2%, to $1,232,000 in the second quarter of 2002 as compared to $815,000 in the second quarter of 2001. This accretion is a non-cash

                             BAYCORP HOLDINGS, LTD.


charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. The change in accretion between periods reflects adjustments to the estimated decommissioning cost by the NDFC. Other income increased approximately $127,000, to $131,000 in the second quarter of 2002 as compared to $4,000 in other income in the second quarter of 2001.

Net Income

         As a result of the above factors, during the second quarter of 2002, the Company recorded a net loss of approximately $1,723,000, or a loss of approximately $0.20 per share, as compared to net income of approximately $13,543,000, or income of approximately $1.63 per share, during the second quarter of 2001.

Results of Operations: First Six Months of 2002 Compared to the First Six Months of 2001

Operating Revenues

         BayCorp's operating revenues decreased by approximately $13,243,000, or 34.2%, to $25,494,000 in the first six months of 2002 as compared to $38,737,000 in the first six months of 2001. The decrease in operating revenues was primarily attributable to lower sales of electricity in the six months ended June 30, 2002 as compared to sales of electricity in the six months ended June 30, 2001. Sales of electricity decreased by approximately 27.4% to 632,709,000 kWhs in the first six months of 2002 as compared to approximately 872,431,000 kWhs in the first six months of 2001. The Seabrook capacity factor for the first six months of 2002 was 83.3% as compared to 75.1% for the first six months of 2001. Though Seabrook generation was lower in the first six months of 2001, due to unscheduled outages for maintenance and repairs, the Company purchased a significant amount of power for resale during the first six months of 2001 as compared to the same period in 2002. For the six months ended June 30, 2002, purchased power expenses were $263,000 as compared to $17,327,000 for the six months ended June 30, 2001. During the six months ended June 30, 2002, Great Bay's average selling price decreased 9.2%, to 4.03 cents per kWh as compared to an average selling price of 4.44 cents per kWh for the same period in 2001.

Expenses

        Production and transmission expenses increased approximately $2,484,000, or 21.7%, to $13,957,000 in the first six months of 2002 as compared to $11,473,000 in the first six months of 2001. This increase was primarily attributable to costs associated with the refueling outage in the first six months of 2002. Purchased power costs decreased approximately $17,064,000, from $17,327,000 in the six months ended June 30, 2001 to $263,000 in the six months ended June 30, 2002. During the six months ended June 30, 2001, Great Bay purchased power for resale to cover firm sales contracts during unscheduled outages in addition to purchasing power for resale pursuant to a Purchase Power Agreement with Select Energy. There were no firm power sales contracts and there were no significant power purchases made during the six months ended June 30, 2002. Administrative and general expenses increased approximately $1,075,000, or 33.8%, to $4,253,000 in the first six months of 2002 as compared to $3,178,000 in the first six months of 2001. This increase was attributable in part to higher administrative and general expenses at Seabrook during the first six months of 2002 as compared to the first six months of 2001. In addition, during the six months ended June 30, 2002, the Company recorded $240,000 in non-cash compensation costs for employee stock option costs relating to options that were repriced in 1998. Also during the six months ended June 30, 2002, the Company recorded $323,000 in non-cash compensation costs for certain options exercised during the six month period. See Note E - Equity. Depreciation expense decreased approximately $115,000, or 5.8%, and taxes other than income

                             BAYCORP HOLDINGS, LTD.



decreased approximately $104,000, or 5.4%, during the first six months of 2002 as compared to the same period in 2001.

         In the six months ended June 30, 2001, Great Bay recorded unrealized gains on firm forward energy sales contracts of $13,320,000. The unrealized gain in the first six months of 2001 was due in part to Great Bay committing to sell less power under firm forward sales contracts as of June 30, 2001 as compared to December 31, 2000. As of December 31, 2001 all firm energy sales contracts had been fulfilled. The Company currently has no firm energy sales contracts. Sales for the six months ended June 30, 2002 were made on a unit contingent basis as opposed to firm sales and as such, there was no replacement power risk and no unrealized gain or loss to be recorded.

         Decommissioning cost accretion increased $833,000, or 51.1%, to $2,463,000 in the six months ended June 30, 2002 as compared to $1,630,000 in the six months ended June 30, 2001. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. The change in accretion between periods reflects adjustments to the estimated decommissioning cost by the NDFC.

         BayCorp made no investments in HoustonStreet in the first six months of 2002. BayCorp contributed $450,000 to HoustonStreet in the first six months of 2001 and recorded this contribution as an equity loss in investment.

Net Income

         As a result of the above factors, the Company recorded net income of approximately $1,921,000, or income of approximately $0.23 per share, for the first six months of 2002 as compared to net income of approximately $15,116,000, or approximately $1.81 per share, for the first six months of 2001.

Liquidity and Capital Resources

           As of June 30, 2002, BayCorp had approximately $20,447,000 in cash and cash equivalents, restricted cash and short-term investments. Approximately $14,821,000 of the total cash was in short term investments at June 30, 2002. BayCorp's cash generation for the six months ended June 30, 2002 was sufficient to cover the ongoing cash requirements of the Company during that period. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company to meet its anticipated cash requirements. However, if the Seabrook Project operates at a capacity factor significantly below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease significantly from current levels, BayCorp or Great Bay could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

         The Company had net income of approximately $1,921,000 during the first six months ended June 30, 2002. Cash expenditures during the first six months of 2002 included approximately $794,000 for capital additions, $98,000 for nuclear fuel additions and $697,000 in decommissioning trust fund payments. Additional cash expenditures included a decrease in accounts payable and accrued expenses of approximately $1,368,000, primarily attributable to payments made in the first quarter of 2002 for

                             BAYCORP HOLDINGS, LTD.



purchased power that was included in the December 31, 2001 accounts payable balance. A decrease of approximately $3,181,000 in miscellaneous and other liabilities in the first six months of 2002 was primarily attributable to costs associated with the Seabrook refueling outage that were partially accrued for and included in other liabilities. In the first six months of 2002, the Company repurchased 41,329 shares of its stock for approximately $376,000.

         Offsetting these cash expenditures were non-cash charges to income of approximately $1,880,000 for depreciation and amortization, $2,070,000 for nuclear fuel amortization and $1,657,000 for net decommissioning accretion and decommissioning trust fund interest and other charges. In addition, there was a decrease in accounts receivable of approximately $1,645,000 in the first six months of 2002 due to higher revenues in the month of December 2001 as compared to revenues in the month of June 2002.

         During the first six months of 2002, the Company recorded a non-cash compensation charge of approximately $240,000 for employee stock option costs relating to repriced options. Certain employee stock options were repriced in December 1998 based on the current market value of the stock at that time. In accordance with generally accepted accounting principles, these options are accounted for as a variable plan which gives rise to compensation expense for subsequent increases in the market price of the stock. Also during the first six months of 2002, the Company recorded a non-cash compensation charge of approximately $323,000 for certain options exercised during the period as required by generally accepted accounting principles. See Note E - Equity.

         In the first six months of 2002, cash received from stock option exercise transactions was $153,000.

         The Company anticipates that its share of the Seabrook Project's capital expenditures for the 2002 fiscal year will total approximately $5.8 million for nuclear fuel and various capital projects.

         The Seabrook Project from time to time experiences both scheduled and unscheduled outages. BayCorp incurs losses during outage periods due to the loss of all revenue from the sale of generation and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for BayCorp to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. Refueling outages are generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed. During the second quarter of 2002, Seabrook conducted a twenty-eight day refueling outage from May 4th to May 31st. The Company's portion of refueling outage and maintenance expenses for the 2002 refueling outage were approximately $5,306,000.

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

                             BAYCORP HOLDINGS, LTD.



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

Forward - Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "intends" and similar expressions are intended to identify forward-looking statements. Forward looking statements include, without limitation, statements concerning the closing date of the Seabrook sale and the expected proceeds, future net working capital and net operating loss carryforwards, forward firm energy sales contracts, the ability to meet future anticipated cash requirements and BayCorp's share of Seabrook's 2002 capital expenditures and 2002 refueling and outage expenses. There are a number of important factors that could cause the results of BayCorp and/or it subsidiaries to differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

         The price of electricity is subject to fluctuation resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy sales contracts in prior years, including in 2001. Until December 31, 2001, Great Bay tracked its market exposure for these forward energy sales contracts in a mark-to-market model that was updated daily with current market prices and it was reflected in the company's balance sheet. The positive, or negative, value of Great Bay's portfolio of firm power commitments represented an estimation of the gain, or loss, that Great Bay would have experienced if open firm commitments were covered at then-current market prices. As of December 31, 2001 and as of June 30, 2002, Great Bay had no firm forward, fixed price energy sales contracts.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on April 24, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the following matters were voted on:

                             BAYCORP HOLDINGS, LTD.



         1. Seven members were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld for each nominee for Director.

                 Name                                     For                                 Withheld
                 ----                                     ---                                 --------
Alexander Ellis                                        6,717,295                               18,201
Stanley I. Garnett                                     6,717,295                               18,201
Frank W. Getman Jr.                                    6,703,974                               31,522
James S. Gordon                                        6,724,245                               11,251
Michael R. Latina                                      6,721,145                               14,351
Lawrence M. Robbins                                    6,717,295                               18,201
John A. Tillinghast                                    6,728,395                                7,101

         2. The stockholders of the Company ratified the adoption of the Company's 2001 Non-Statutory Stock Option Plan by a vote of 4,919,844 in favor of the Plan, 259,015 voted against the Plan, and 2,901 abstained.


Item 6.  Exhibits and Reports on Form 8-K

         (a) See Exhibit Index.

         (b) The following report on Form 8-K was filed during the three month period ended June 30, 2002:

              The Company filed a Current Report on Form 8-K on April 13, 2002 that described an agreement among BayCorp, Great Bay and Little Bay, and other selling owners, to sell their interests, which amount to approximately 88% of the ownership, in the Seabrook Nuclear Power Plant to FPL Group, Inc.

         The Company filed a Current Report on Form 8-K on July 25, 2002 that reported the Company's appointment of Deloitte and Touche as its independent public accountants for the 2002 fiscal year and announced its dismissal of Arthur Andersen LLP.

                             BAYCORP HOLDINGS, LTD.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           BAYCORP HOLDINGS, LTD.


August 14, 2002                            By:     /s/ Frank W. Getman Jr.
                                           -------------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.



                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
2.1               Purchase and Sale Agreement for the Seabrook Nuclear Power
                  Station by and among North Atlantic Energy Corporation, The
                  United Illuminating Company, Great Bay Power Corporation, New
                  England Power Company, The Connecticut Light and Power
                  Company, Canal Electric Company, Little Bay Power Corporation
                  and New Hampshire Electric Cooperative, Inc. as Sellers and
                  North Atlantic Energy Service Corporation and FPL Energy
                  Seabrook, LLC as Buyer dated April 13, 2002 is incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 10-Q dated March 31, 2002.

10.1              Promissory Note, dated March 7, 2002, by and between John A.
                  Tillinghast in favor of BayCorp Holdings, Ltd.

99.1 Certain Factors That May Affect Future Results, set out on pages 19-22 of the Company's Annual Report on Form 10-K for the period ended December 31, 2001. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.

99.2              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.