Form 10-Q
period 2002-09-30
BAYCORP HOLDINGS LTD
filed 2002-10-28
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2002
                                    -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ______________ to _____________

     Commission file number    1-12527
                           ---------------

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

Yes  X     No
   ----       -----

                Class                            Outstanding at October 22, 2002
---------------------------------------          -------------------------------
Common Stock, $0.01 Par Value per Share                    8,471,569

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

     Item 1 - Financial Statements:

     Consolidated Statements of Income and Comprehensive Income -
       Three and Nine Months Ended September 30, 2002 and 2001............     3

     Consolidated Balance Sheets -
       at September 30, 2002 and December 31, 2001........................     4

     Consolidated Statements of Cash Flows -
       Nine Months Ended September 30, 2002 and 2001......................     6

     Notes to Financial Statements........................................     7

     Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations................................    14

     Item 3 - Quantitative and Qualitative Disclosures About
       Market Risk........................................................    20

PART II - OTHER INFORMATION:

     Item 6 - Exhibits and Reports on Form 8-K............................    20

     Signature............................................................    21

     Certifications.......................................................    22

     Exhibit Index........................................................    24

                             BAYCORP HOLDINGS, LTD.


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                                    2002          2001           2002          2001
                                                -----------    -----------    -----------    -----------
Operating Revenues                              $    15,559    $    22,359    $    41,053    $    61,096

Operating Expenses
  Production                                          5,074          5,995         18,492         16,934
  Transmission                                          262            211            801            745
  Purchased Power                                        13          5,604            276         22,931
  Unrealized Gain on Firm Energy Contracts                0         (1,316)             0        (14,636)
  Administrative & General                            2,884          1,704          7,137          4,882
  Depreciation & Amortization                           941            998          2,821          2,993
  Decommissioning Cost Accretion                      1,231            816          3,694          2,446
  Decommissioning Trust Fund Income                    (342)          (424)        (1,147)        (1,184)
  Taxes other than Income                               840            919          2,650          2,833
                                                -----------    -----------    -----------    -----------
      Total Operating Expenses                       10,903         14,507         34,724         37,944

Operating Income                                      4,656          7,852          6,329         23,152

Other (Income) Deductions:
  Interest and Dividend Income                         (164)           (78)          (439)          (401)
  Equity Loss in HoustonStreet Investment                 0              0              0            450
  Other (Income) deductions                             (11)            59             16            116
                                                -----------    -----------    -----------    -----------
      Total Other (Income) Deductions                  (175)           (19)          (423)           165

Income Before Income Taxes                            4,831          7,871          6,752         22,987

Income Taxes                                              0              0              0              0
                                                -----------    -----------    -----------    -----------
Net Income                                            4,831          7,871          6,752         22,987

Other Comprehensive Income,
  Unrealized Loss on Securities                        (294)           (48)          (995)          (261)
                                                -----------    -----------    -----------    -----------
Comprehensive Income                            $     4,538    $     7,823    $     5,757    $    22,726
                                                ===========    ===========    ===========    ===========
Weighted Average Shares Outstanding - Basic       8,376,140      8,334,264      8,386,914      8,334,264
Weighted Average Shares Outstanding - Diluted     8,763,558      8,579,467      8,719,134      8,575,993
Basic Net Income Per Share                      $      0.58    $      0.94    $      0.81    $      2.76
Diluted Net Income Per Share                    $      0.55    $      0.92    $      0.77    $      2.68

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                       September 30,   December 31,
                                                           2002           2001
                                                       -------------   ------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                               $  12,445       $  15,278
  Restricted Cash - Escrow                                      0           1,903
  Short-term Investments, at market                        13,011               0
  Accounts Receivable (Net of allowance of $1,100)          4,663           6,291
  Accounts Receivable from Related Party                       12               0
  Materials & Supplies, net                                 4,669           4,708
  Prepayments & Other Assets                                2,005           1,372
                                                        ---------       ---------
      Total Current Assets                                 36,805          29,552

Property, Plant & Equipment and Fuel:
  Utility Plant Assets                                    125,117         123,923
  Less: Accumulated Depreciation                          (25,380)        (22,944)
                                                        ---------       ---------
  Net Property, Plant & Equipment                          99,737         100,979

  Nuclear Fuel                                             16,701          23,365
  Less: Accumulated Amortization                           (8,391)        (12,096)
                                                        ---------       ---------
  Net Nuclear Fuel                                          8,310          11,269

      Net Property, Plant & Equipment and Fuel            108,047         112,248

Other Assets:
  Decommissioning Trust Fund                               33,239          32,048
  Deferred Debits & Other                                     908             424
                                                        ---------       ---------
      Total Other Assets                                   34,147          32,472

TOTAL ASSETS                                            $ 178,999       $ 174,272
                                                        =========       =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                        September 30,   December 31,
                                                                            2002            2001
                                                                        -------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                   $     197       $   1,607
  Accrued Taxes                                                                 185             392
  Accrued Misc. Seabrook Liabilities                                            432           1,115
  Accrued Legal and Professional Expenses                                        43             244
  Miscellaneous Current Liabilities                                             195           3,558
                                                                          ---------       ---------
          Total Current Liabilities                                           1,052           6,916

Operating Reserves:
  Decommissioning Liability                                                  89,218          85,523
  Miscellaneous Other                                                           386             386
                                                                          ---------       ---------
          Total Operating Reserves                                           89,604          85,909

Other Liabilities & Misc. Deferred Credits                                    9,061           7,892

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,471,569 and 8,586,316, respectively             85              86
   Less: Treasury Stock - 0 and 185,052 shares,
      respectively, at cost                                                       0          (1,396)
   Additional Paid-in Capital                                                91,129          93,357
   Deferred Compensation                                                        803               0
   Accumulated Other Comprehensive Income (Loss)                               (772)            223
   Accumulated Deficit                                                      (11,963)        (18,715)
                                                                          ---------       ---------
          Total Stockholders' Equity                                         79,282          73,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 178,999       $ 174,272
                                                                          =========       =========

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                    Nine Months    Nine Months
                                                                       Ended         Ended
                                                                   September 30,  September 30,
                                                                        2002          2001
                                                                   -------------  -------------
Net cash flow from operating activities:
    Net income                                                       $  6,752       $ 22,987
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
         Equity loss in HoustonStreet investment                            0            450
         Depreciation and amortization                                  2,821          2,645
         Amortization of nuclear fuel                                   3,105          3,105
         Unrealized gain on firm energy trading contracts                   0        (14,636)
         Non-cash compensation expense                                  1,125              0
         Decommissioning trust accretion                                3,694          2,446
         Decommissioning trust interest and other charges              (1,147)          (765)
         (Increase) decrease in accounts and other receivable           1,616         (3,943)
         Increase in materials & supplies                                (121)           (68)
         Increase in prepaids, deferred debits and other assets        (1,117)        (1,796)
         Decrease in accounts payable and accrued expenses             (1,617)        (7,106)
         Increase (decrease) in misc. and other liabilities            (3,145)         2,425
                                                                     --------       --------
Net cash provided by operating activities                              11,966          5,744

Net cash flows from investing activities:
  Capital additions                                                    (1,413)          (988)
  Nuclear fuel additions                                                 (146)        (1,010)
  Payments to decommissioning fund                                     (1,045)        (1,963)
  Investment in HoustonStreet                                               0           (450)
  Decrease in restricted cash                                           1,903          1,782
  Purchases of short term investments                                 (16,585)             0
  Sales of short term investments                                       3,574          2,761
                                                                     --------       --------
Net cash (used in) provided by investing activities                   (13,712)           132

Net cash from financing activities:
  Stock option exercise                                                   153              0
  Reacquired capital stock                                             (1,240)             0
  Other investments                                                         0              0
                                                                     --------       --------
Net cash used in financing activities                                  (1,087)             0

Net increase in cash and cash equivalents                              (2,833)         5,876

Cash and cash equivalents, beginning of period                         15,278          9,071
                                                                     --------       --------
Cash and cash equivalents, end of period                             $ 12,445       $ 14,947
                                                                     ========       ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                         $  1,036       $     14
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for promissory notes             $    737       $      0

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                          NOTES TO FINANCIAL STATEMENTS

NOTE A -- THE COMPANY

     BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and sell wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which is wholly-owned as of September 30, 2002. In addition, BayCorp owns 45.9% of HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based independent crude oil and refined products trading exchange.

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

     On April 15, 2002, the Company announced that BayCorp and other selling owners reached an agreement with FPL Group, Inc. ("FPL Group") for the sale of approximately 88% of the Seabrook Project. The purchase price for the entire 88.2% interest is $836.6 million, subject to certain adjustments at closing. Under the terms of the purchase and sale agreement and BayCorp's agreement with NU, Baycorp expects to receive approximately $113 million for its 15% ownership interest in Seabrook, nuclear fuel and inventory. This amount assumes a November 1, 2002 closing and is based upon expected balances for nuclear fuel and inventory and other purchase price adjustments. This amount is net of the sharing of proceeds with NU under the October 2000 agreement and also net of any top-off amount required to fund BayCorp's share of the Seabrook decommissioning liability. Under the terms of the agreement with FPL Group, BayCorp and the other selling owners are required to top-off the decommissioning trust fund to ensure that the decommissioning fund balance is sufficient to satisfy the requirements of the New Hampshire Decommissioning Financing Committee ("NDFC") at the time of closing. The decommissioning top off and the amount received for nuclear fuel and inventory are subject to adjustment to reflect actual values at the time of closing.

                             BAYCORP HOLDINGS, LTD.


     In August 2002, BayCorp announced that it had reached agreement with Unitil Power Corporation ("Unitil") to amend a long-term electric power sales agreement between Unitil and Great Bay. The original agreement provided for the sale of 10 megawatts of Great Bay's Seabrook entitlement to Unitil on a unit-contingent basis at a price of $53.84 per MWh (subject to escalation if inflation rises above 4%) through October 2010. Under the amended agreement, Great Bay will supply Unitil with 9.06 MW of firm power (as opposed to Seabrook unit-contingent power) at a price of $50.34 per MWh with the same escalation provisions and term. The amendment also provides alternative security for Unitil's benefit, to replace and discharge the mortgage on Great Bay's Seabrook interest that currently secures Great Bay's performance of the agreement.

     The amendment received Federal Energy Regulatory Commission ("FERC") approval in August 2002. Great Bay has notified Unitil that the amended agreement will be effective on November 1, 2002. The amended Unitil contract will not be sold in the asset sale, and following the closing will constitute the only significant non-liquid asset retained by either Great Bay or Little Bay.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Previously, Great Bay utilized unit contingent and firm forward power sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company follows the provisions of SFAS 133 Accounting for Derivative Activities and Hedging Activities. The Company recorded the related firm forward power sale contracts at fair value based on the estimated contract replacement value at each balance sheet date. The Company had no firm forward power sales contracts as of September 30, 2002 that required mark-to-market accounting treatment. As a result, as of September 30, 2002, the Company had no unrealized loss or gain on the mark-to-market of firm forward power sales contracts recorded in accrued expenses. The net change in unrealized gain/loss on forward firm power sales contracts included in the accompanying consolidated statements of income for the quarters ended September 30, 2002 and September 30, 2001 was $0 and a gain of approximately $1,316,000, respectively, and for the nine months ended September 30, 2002 and September 30, 2001 was $0 and a gain of approximately $14,636,000, respectively. The Company's amended power sale agreement with Unitil, as discussed earlier, will require mark-to-market treatment when it becomes effective. The Company expects the agreement to become effective on or about November 1, 2002.

                             BAYCORP HOLDINGS, LTD.


     Certain amounts in prior periods have been reclassified to conform with current period presentation.

NOTE C -- COMMITMENTS AND CONTINGENCIES

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

                             BAYCORP HOLDINGS, LTD.


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

     Should the proposed transaction for the sale of Seabrook be completed, the Company would no longer be subject to these contingent liabilities.

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

                             BAYCORP HOLDINGS, LTD.


     The new statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. The new statement is effective for the Company on January 1, 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on its Balance Sheet or reported results of operations because of the pending sale of Seabrook.

     Great Bay and Little Bay, consistent with industry practice, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of September 30, 2002, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 4.75%, over the funding period, to September 30, 2002, represented a liability of approximately $89 million reflected in the accompanying balance sheet. The Company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

     Great Bay and Little Bay accrete their share of the Seabrook Project's decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $1,231,000 and $816,000 for the three months ended September 30, 2002 and September 30, 2001, respectively and $3,694,000 and $2,446,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The change in the accretion between years reflects adjustments to the estimated cost of decommissioning by the NDFC.

     Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trusts are recorded as investments available for sale. Great Bay and Little Bay have therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding loss of approximately $778,000 as of September 30, 2002.

     Although the owners of Seabrook are accumulating funds in an external trust to defray decommissioning costs, these costs could substantially exceed the value of the trust fund, and the owners, including Great Bay and Little Bay, would remain liable for the excess. Under the terms of the proposed sale of Seabrook, the Company would no longer be subject to this obligation.

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

     In response to the obligations imposed on the other joint owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such

                             BAYCORP HOLDINGS, LTD.


that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay's decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay's accelerated funding schedule, Great Bay's decommissioning payments will be approximately $1.4 million in 2002 and would escalate at 4% each year thereafter through 2015. Little Bay's share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999, and as such, periodic payments have not been required. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook decommissioning expenses. As of September 30, 2002 the fair market value of the Little Bay decommissioning account was approximately $13.6 million.

     On November 15, 1992, Great Bay and its predecessor's former parent, Eastern Utilities ("EUA") entered into a settlement agreement that resolved certain proceedings against EUA. Under the settlement agreement in 1992, EUA agreed to guarantee up to $10 million of Great Bay's future decommissioning costs of Seabrook Unit 1.

     Pursuant to New Hampshire law and the purchase and sale agreement for the sale of the Company's Seabrook interest, Great Bay and Little Bay are required to "top off" their decommissioning trust funds so that the fund balance meets the funding requirements established by the NDFC in Docket 2001-01. The balance of the Great Bay and Little Bay decommissioning trusts, which are aggregated for this purpose, was approximately $32.3 million as of June 30, 2002 and as of that date was projected to be approximately $33 million at November 15, 2002, the then anticipated closing date of the asset sale, based upon the anticipated required contributions to the fund between July 1, 2002 and November 15, 2002. The fund balance will fluctuate due to the market performance of the fund, and the decommissioning top off and net proceeds will accordingly increase or decrease. Based on that estimate, the Company estimates that its top off payment will be approximately $7 million assuming a closing date of November 1, 2002.

NOTE D - INVESTMENT IN HOUSTONSTREET

     As of December 31, 1999, the Company owned 100% of HoustonStreet. During 2000, HoustonStreet raised additional equity from outside investors and as a result the Company's ownership fell below 50%. Subsequently, the Company wrote its investment in HoustonStreet down to zero and suspended recognition of additional HoustonStreet losses. Prior to the sale of a portion of its investment in HoustonStreet, the Company recognized its share of the losses of HoustonStreet in the consolidated financial statements. Summarized financial information for the Company's investment in HoustonStreet, as accounted for by the equity method, is as follows:

       HoustonStreet:

                                  Nine Months
                                     ended       Year ended      Year ended
                                 September 30,  December 31,    December 31,
                                     2002          2001             2000
                                 ------------   ------------    ------------
Total Assets                     $   784,600    $  1,256,400    $ 11,958,600
Total Liabilities                 13,557,300      14,784,100      15,395,800
Commission Revenues                  748,200       1,899,500         523,400

                             BAYCORP HOLDINGS, LTD.


Other Revenues                       725,000              --              --
Net Gain (Loss)                      506,400     (10,156,000)    (40,046,800)
Company's Proportional Equity
  in Net Gain (Loss)             $   232,400    $ (4,661,600)   $(22,259,000)
Gain (Loss) Reflected in
  BayCorp Financials             $         0    $          0    $          0


     As of September 30, 2002, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet. The Company suspended recognition of equity losses beginning in 2000 after its investment in and receivables from HoustonStreet were written down to zero. The Company has no obligations to further fund HoustonStreet.

NOTE E - EQUITY

     BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

     In March 2002, in connection with the exercise of stock options, the Company received limited recourse promissory notes and stock pledge agreements from its President, Frank Getman, and a director, John Tillinghast. Mr. Getman was given two separate loans dated March 27, 2002, one for $167,502 and one for $108,123. On March 7, 2002, Mr. Tillinghast was given a loan for $461,502. The loans are secured by stock pledge agreements between the individuals and the Company. The notes, which were approved by the Company's full board of directors, bear interest at 5%. The notes and agreements were executed in order to allow for the exercise of certain stock options before they expired. The notes were given in lieu of cash payments for the exercise price of the options. The total exercise price of these options was $737,127. Mr. Getman has pledged 56,250 shares under his agreements and Mr. Tillinghast has pledged 94,184 shares under his agreement. The notes are due on the earlier of (i) December 31, 2003 or (ii) 30 days after the payment to Great Bay, Little Bay and BayCorp or its common shareholders, as the case may be, of the proceeds of the sale of (a) Great Bay's and Little Bay's interests in the Seabrook Project or (b) BayCorp shares of capital stock of Great Bay and Little Bay or (c) the outstanding shares of capital stock of BayCorp by merger, share exchange or otherwise. The security agreements provide that the borrowers must maintain at least two times the principal loan value in the event of partial repayments. The Company has no agreements, formal or informal, to forgive the loans or change the terms on the loans.

     Upon maturity, the outstanding balance, and all accrued but unpaid interest, shall be due and payable in full. The Company's current expectation is that the Company's sale of its Seabrook asset will take place on November 1, 2002, with proceeds transferred at that time. The promissory notes issued to Mr. Getman and Mr. Tillinghast will be repaid within 30 days of this closing, or on or before December 1, 2002. The loans have been reflected in the accompanying balance sheet as a reduction in equity as required by generally accepted accounting principles. Compensation expense related to the exercise of these stock options is measured based on the current market price of the Company's common stock and the number of options exercised.

     Unrealized gains (losses) on securities held by the Company in its decommissioning trust fund and short-term investment accounts are recorded as Accumulated Other Comprehensive Income (Loss) in the Company's balance sheet. Accumulated other comprehensive income (loss) and the current period charge are as follows:

                                         Accumulated Other
                                        Comprehensive Income
                                        --------------------

          Beginning Balance                  $ 223,000
          Current Period Charge               (995,000)
                                             ---------
          Ending Balance                     $(772,000)
                                             =========

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for the Company's 2003 fiscal year, which provides guidance on accounting for nuclear plant decommissioning costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning

                             BAYCORP HOLDINGS, LTD.


obligations, and requires recognition of such liabilities at the time incurred. The sales agreement with NU established a minimum expected value for the Company's investment in the Seabrook plant and the expected deal with FPL Group established a fair value. The Company estimates that the current carrying amount for the respective investment is the lower of the carrying amount or fair value less cost to sell in accordance with SFAS No. 143.

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

RESULTS OF OPERATIONS: THIRD QUARTER OF 2002 COMPARED TO THE THIRD QUARTER OF
2001

Operating Revenues

     BayCorp's operating revenues decreased by approximately $6,800,000, or 30.4%, to $15,559,000 in the third quarter of 2002 as compared to $22,359,000 in the third quarter of 2001. The decrease in operating revenues was primarily attributable to lower sales volume from the resale of purchased power in the third quarter of 2002 as compared to the sales volume from the resale of purchased power in the third quarter of 2001. During the third quarter of 2001 the Company was obligated to sell power on a firm basis. Great Bay purchased power for resale pursuant to a purchase power agreement to support its firm power sale obligation. There were no significant purchases of power for resale made during the third quarter of 2002. The Seabrook capacity factor for the third quarter of 2002 was 100% as compared to 99.2% for the third quarter of 2001.

     During the three months ended September 30, 2002, Great Bay's average selling price decreased 8.2%, to 4.05 cents per kilowatt hour ("kWh") as compared to an average selling price of 4.41 cents per kWh for the same period in 2001. Sales of electricity decreased by approximately 24.3% to 384,091,000 kWhs during the third quarter of 2002 as compared to approximately 507,549,000 kWhs in the third quarter of 2001. The decrease in kWhs sold was primarily attributable to the lower sales volume from the resale of purchased power in the third quarter of 2002 as compared to the same period in 2001.

                             BAYCORP HOLDINGS, LTD.


Expenses

     Production and transmission expenses decreased approximately $870,000, or 14%, to $5,336,000 in the third quarter of 2002 as compared to $6,206,000 in the third quarter of 2001. This decrease was primarily attributable to accrued outage costs recorded in the third quarter of 2001. There were no accrued outage costs recorded in the third quarter of 2002. Purchased power costs decreased approximately $5,591,000, from $5,604,000 in the third quarter of 2001 to $13,000 in the third quarter of 2002. During the third quarter of 2001, Great Bay purchased power for resale pursuant to a Purchase Power Agreement with Select Energy. There were no significant power purchases made during the third quarter of 2002. Administrative and general expenses increased approximately $1,180,000, or 69.2%, to $2,884,000 in the third quarter of 2002 as compared to $1,704,000 in the third quarter of 2001. In the third quarter of 2002, the Company recorded approximately $81,700 in non-cash compensation costs for employee stock option costs relating to options that were repriced in 1998. The Company also recorded non-cash compensation costs of approximately $480,400 for certain options exercised in 2002. See Note E - Equity. Depreciation expense decreased approximately $57,000, or 5.7%, and taxes other than income decreased approximately $79,000, or 8.6%, during the third quarter of 2002 as compared to the same period in 2001.

     In the third quarter of 2001, Great Bay recorded unrealized gains on firm forward power sales contracts of $1,316,000. The unrealized gain in the third quarter of 2001 was due in part to Great Bay committing to sell less power under firm forward contracts as of September 30, 2001 as compared to June 30, 2001. Sales for the quarter ended September 30, 2002 were made on a unit contingent basis as opposed to firm sales and the Company had no firm forward power contracts as of September 30, 2002 that required mark-to-market accounting treatment.

     Decommissioning cost accretion increased $415,000, or 50.9%, to $1,231,000 in the third quarter of 2002 as compared to $816,000 in the third quarter of 2001. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. The change in accretion between periods reflects adjustments to the estimated decommissioning cost by the NDFC.

     Other income increased approximately $156,000, to $175,000 in the third quarter of 2002 as compared to $19,000 in other income in the third quarter of 2001. The increase was primarily attributable to interest income earned on higher average cash balances.

Net Income

     As a result of the above factors, during the third quarter of 2002, the Company recorded net income of approximately $4,831,000, or approximately $0.58 per share (basic), as compared to net income of approximately $7,871,000, or approximately $0.94 per share (basic), during the third quarter of 2001.

RESULTS OF OPERATIONS: FIRST NINE MONTHS OF 2002 COMPARED TO THE FIRST NINE MONTHS OF 2001

Operating Revenues

     BayCorp's operating revenues decreased by approximately $20,043,000, or 32.8%, to $41,053,000 in the first nine months of 2002 as compared to $61,096,000 in the first nine months of

                             BAYCORP HOLDINGS, LTD.


2001. The decrease in operating revenues was primarily attributable to lower sales volume from the resale of purchased power in the nine months ended September 30, 2002 as compared to the sales volume from the resale of purchased power in the nine months ended September 30, 2001. During the nine months ended September 30, 2001 the Company was obligated to sell power on a firm basis. Great Bay purchased power for resale pursuant to a purchase power agreement to support its firm power sale obligation. There were no significant purchases of power for resale made during the same period in 2002.

     Sales of electricity decreased by approximately 26.3% to 1,016,800,000 kWhs in the first nine months of 2002 as compared to approximately 1,379,979,000 kWhs in the first nine months of 2001. The Seabrook capacity factor for the first nine months of 2002 was 88.9% as compared to 83.2% for the first nine months of 2001. Though Seabrook generation was lower in the first nine months of 2001, due to unscheduled outages for maintenance and repairs, the Company purchased a significant amount of power for resale during the first nine months of 2001 as compared to the same period in 2002. During the nine months ended September 30, 2002, Great Bay's average selling price decreased 9.2%, to 4.04 cents per kWh as compared to an average selling price of 4.43 cents per kWh for the same period in 2001.

Expenses

     Production and transmission expenses increased approximately $1,614,000, or 9.1%, to $19,293,000 in the first nine months of 2002 as compared to $17,679,000 in the first nine months of 2001. This increase was primarily attributable to costs associated with the 2002 refueling outage. Purchased power costs decreased approximately $22,655,000, from $22,931,000 in the nine months ended September 30, 2001 to $276,000 in the nine months ended September 30, 2002. During the nine months ended September 30, 2001, Great Bay purchased power for resale to cover firm sales contracts during unscheduled outages in addition to purchasing power for resale pursuant to a Purchase Power Agreement with Select Energy. There were no firm power sales contracts and there were no significant power purchases made during the nine months ended September 30, 2002. Administrative and general expenses increased approximately $2,255,000, or 46.2%, to $7,137,000 in the first nine months of 2002 as compared to $4,882,000 in the first nine months of 2001. This increase was attributable in part to higher administrative and general expenses for early retirement and other employee benefit related costs at Seabrook during the first nine months of 2002 as compared to the first nine months of 2001. In addition, during the nine months ended September 30, 2002, the Company recorded approximately $322,000 in non-cash compensation costs for employee stock option costs relating to options that were repriced in 1998. In addition, the Company recorded non-cash compensation costs of approximately $803,000 for certain options exercised during the nine-month period. See Note E
- Equity. Depreciation expense decreased approximately $172,000, or 5.7%, and taxes other than income decreased approximately $183,000, or 6.5%, during the first nine months of 2002 as compared to the same period in 2001.

     In the nine months ended September 30, 2001, Great Bay recorded unrealized gains on firm forward power sales contracts of $14,636,000. The unrealized gain in the first nine months of 2001 was due in part to Great Bay committing to sell less power under firm forward power sales contracts as of September 30, 2001 as compared to December 31, 2000. Sales for the nine months ended September 30, 2002 were made on a unit contingent basis as opposed to firm sales and the Company had no firm forward power sales contracts as of September 30, 2002 that required mark-to-market accounting treatment.

     Decommissioning cost accretion increased $1,248,000, or 51.0%, to $3,694,000 in the nine months ended September 30, 2002 as compared to $2,446,000 in the nine months ended September 30, 2001. This accretion is a non-cash charge that reflects Great Bay's liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the period during which the Seabrook Project is licensed to operate. The change in accretion between periods reflects adjustments to the estimated decommissioning cost by the NDFC.

     BayCorp made no investments in HoustonStreet in the first nine months of 2002. BayCorp contributed $450,000 to HoustonStreet in the first nine months of 2001 and recorded this contribution as an equity loss in HoustonStreet investment.

Net Income

     As a result of the above factors, the Company recorded net income of approximately $6,752,000, or approximately $0.81 per share (basic), for the first nine months of 2002 as compared to net income of approximately $22,987,000, or approximately $2.76 per share (basic), for the first nine months of 2001.

Liquidity and Capital Resources

     As of September 30, 2002, BayCorp had approximately $25,456,000 in cash and cash equivalents, restricted cash and short-term investments. Approximately $13,011,000 of the total cash was in short term investments at September 30, 2002. BayCorp's cash receipts for the nine months ended September 30, 2002 was sufficient to cover the ongoing cash requirements of the Company during that period. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay and Little Bay, will be sufficient to enable the Company to meet its anticipated cash requirements.

     The Company had net income of approximately $6,752,000 during the nine months ended September 30, 2002. Cash expenditures during the first nine months of 2002 included approximately $1,413,000 for capital additions, $146,000 for nuclear fuel additions and $1,045,000 in decommissioning trust fund payments. Additional cash expenditures included an increase in prepaids, deferred debits and other assets of approximately $1,117,000 primarily for state income tax payments and a decrease in accounts payable and accrued expenses of approximately $1,617,000, primarily attributable to payments made in the first quarter of 2002 for purchased power that was included in the December 31, 2001 accounts payable balance. A decrease of approximately $3,145,000 in miscellaneous and other liabilities in the first nine months of 2002 was primarily attributable to costs associated with the Seabrook refueling outage that were partially accrued for and included in other liabilities. In the first nine months of 2002, the Company repurchased 110,629 shares of its stock for approximately $1,240,000.

     Offsetting these cash expenditures were non-cash charges to income of approximately $2,821,000 for depreciation and amortization, $3,105,000 for nuclear fuel amortization and $2,547,000 for net decommissioning accretion and decommissioning trust fund interest and other charges. In addition, there was a decrease in accounts and other receivables of approximately $1,616,000 in the first nine months of 2002 due to higher revenues in the month of December 2001 as compared to revenues in the month of September 2002.

     During the first nine months of 2002, the Company recorded a non-cash compensation charge of approximately $321,700 for employee stock option costs relating to repriced options. Certain employee

                             BAYCORP HOLDINGS, LTD.


stock options were repriced in December 1998 based on the current market value of the stock at that time. In accordance with generally accepted accounting principles, these options are accounted for as a variable plan which gives rise to compensation expense for subsequent increases in the market price of the stock. Also during the first nine months of 2002, the Company recorded a non-cash compensation charge of approximately $803,000 for certain options exercised during the period as required by generally accepted accounting principles. See Note E - Equity.

     In the first nine months of 2002, cash received from stock option exercise transactions was approximately $153,000.

     The Company anticipates that its share of the Seabrook Project's capital expenditures for the 2002 fiscal year will total approximately $5.8 million for nuclear fuel and various capital projects. Should the proposed transaction for the sale of Seabrook be completed before year-end, the Company's share of the Seabrook Project's capital expenditures for 2002 may differ from this amount.

     The Seabrook Project from time to time experiences both scheduled and unscheduled outages. BayCorp incurs losses during outage periods due to the loss of all revenue from the sale of generation and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity can occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it is possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. It is not possible for BayCorp to predict the frequency or duration of any future unscheduled outages; however, it is likely that such unscheduled outages will occur. Refueling outages are generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel is consumed. During the second quarter of 2002, Seabrook conducted a twenty-eight day refueling outage from May 4 to May 31. The Company's portion of refueling outage and maintenance expenses for the 2002 refueling outage were approximately $5,306,000.

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

                             BAYCORP HOLDINGS, LTD.


     On October 11, 2002 the Company mailed a proxy statement to shareholders for a special meeting of shareholders to be held on October 29, 2002. At the special meeting, BayCorp shareholders will be asked to consider and vote upon the proposal to approve the sale of substantially all of the assets and the assignment of certain liabilities of Great Bay and Little Bay to FPL Energy Seabrook, LLC ("FPL Energy"), a subsidiary of FPL Group. If the sale is completed, Great Bay and Little Bay will sell substantially all of their respective non-cash assets to FPL Energy for their respective proportionate shares of the purchase price. Because the Company is a holding company having Great Bay and Little Bay as its primary operating subsidiaries, the sale of substantially all of the assets of Great Bay and Little Bay may constitute, in effect, a sale of substantially all of the assets of the Company. As the sole stockholder of Great Bay and Little Bay, BayCorp has approved the purchase and sale agreement. As part of the sale, BayCorp will transfer to FPL Energy nearly all of its liabilities associated with Seabrook, including the decommissioning liability. BayCorp will retain all of its cash and certain other assets in addition to the sale proceeds. Assuming the exercise of all stock options currently outstanding, BayCorp would have approximately 9.4 million shares outstanding.

     While it is the stated desire of all parties to conduct a single closing, the purchase and sale agreement provides that multiple closings may occur on a coordinated basis under stated terms and conditions so long as at least fifty-one percent or more of the ownership interest shares (which must include Northeast Utilities' ownership share) participate in the initial closing. Each closing is scheduled to take place 10 days following the date on which all applicable conditions to the closing have either been satisfied or waived by the party for whose benefit the condition exists. The current target date for the initial closing is November 1, 2002, although it is not certain that the initial closing will occur on that date.

     The Board of Directors has not yet determined what its strategic direction will be following the consummation of the asset sale and is considering at least three possible general alternatives. Immediately after the asset sale closing, on a consolidated basis, BayCorp's material assets will consist of cash, its interest in HoustonStreet, its Unitil power sales contract and expected net operating loss carryforwards of approximately $70 million. It will have no material liabilities other than ordinary course payables and an obligation to sell power to Unitil under the amended Unitil agreement. Currently, the Company anticipates pursuing one of the following three directions: liquidation and dissolution, retention of the proceeds and acquisition, investment in, or development of new lines of business, or a partial distribution of cash and acquisition, investment in, or development of new lines of business. The Company has not yet determined which option it will pursue. Furthermore, the Company may not choose any of the options described above and instead may pursue one or more other options the Company has not yet considered. Although the Board may explore opportunities to acquire, invest in, or develop new lines of business, to date the Board has not adopted a new strategic direction for the Company and can not predict what, if any, businesses it may enter or strategies it may adopt. Therefore, the Board can offer no indication of what risks and opportunities might arise in the context of such a new direction or directions.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-

                             BAYCORP HOLDINGS, LTD.


looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "intends" and similar expressions are intended to identify forward-looking statements. Forward looking statements include, without limitation, statements concerning the closing date of the Seabrook sale and the expected proceeds, future net working capital and net operating loss carryforwards,firm forward power sales contracts, the ability to meet future anticipated cash requirements and BayCorp's share of Seabrook's 2002 capital expenditures and 2002 refueling and outage expenses. There are a number of important factors that could cause the results of BayCorp and/or it subsidiaries to differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

     The price of electricity is subject to fluctuation resulting from changes in supply and demand. Great Bay tracks its market exposure for any firm forward power sales contracts in a mark-to-market model that is updated daily with current market prices and any mark-to-market value is reflected in the company's balance sheet. The positive, or negative, value of Great Bay's portfolio of firm power commitments represents an estimation of the gain, or loss, that Great Bay would have experienced if open firm commitments were covered at then-current market prices. As of December 31, 2001 and as of September 30, 2002, Great Bay had no firm forward, fixed price power sales contracts that required mark-to-market accounting treatment.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index.

     (b) The following report on Form 8-K was filed during the three month period ended September 30, 2002:

              The Company filed a Current Report on Form 8-K on July 25, 2002 that reported the Company's appointment of Deloitte and Touche LLP as its independent public accountants for the 2002 fiscal year and announced its dismissal of Arthur Andersen LLP.

                             BAYCORP HOLDINGS, LTD.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BAYCORP HOLDINGS, LTD.


October 28, 2002                        By: /s/ Frank W. Getman Jr.
                                           -------------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.


                                 CERTIFICATIONS

I, Frank W. Getman Jr., President and CEO of BayCorp Holdings, Ltd., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BayCorp Holdings, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of BayCorp as of, and for, the periods presented in this quarterly report;

     4. BayCorp's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to BayCorp, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of BayCorp's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. BayCorp's other certifying officer and I have disclosed, based on our most recent evaluation, to BayCorp's auditors and the audit committee of BayCorp's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect BayCorp's ability to record, process, summarize and report financial data and have identified for BayCorp's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in BayCorp's internal controls; and

     6. BayCorp's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 28, 2002                  /s/ Frank W. Getman Jr.
                                        --------------------------------------
                                        Frank W. Getman Jr.
                                        President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.

I, Patrycia T. Barnard, Chief Accounting Officer and Treasurer of BayCorp Holdings, Ltd., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BayCorp Holdings, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of BayCorp as of, and for, the periods presented in this quarterly report;

     4. BayCorp's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to BayCorp, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of BayCorp's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. BayCorp's other certifying officer and I have disclosed, based on our most recent evaluation, to BayCorp's auditors and the audit committee of BayCorp's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect BayCorp's ability to record, process, summarize and report financial data and have identified for BayCorp's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in BayCorp's internal controls; and

     6. BayCorp's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 28, 2002                  /s/ Patrycia T. Barnard
                                        --------------------------------------
                                        Patrycia T. Barnard
                                        Chief Accounting Officer and Treasurer

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX

Exhibit No.    Description
----------     -----------

99.1 Certain Factors That May Affect Future Results, set out on pages 19-22 of the Company's Annual Report on Form 10-K for the period ended December 31, 2001. Such Form 10-K shall not be deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.