Form 10-K/A
period 2001-12-31
BAYCORP HOLDINGS LTD
filed 2003-01-30
CIK 1012127

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 1-12527

BAYCORP HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0488443 (I.R.S. Employer Identification No.)

51 Dow Highway, Suite 7 Eliot, Maine (Address of principal executive offices)	03903 (Zip Code)

Registrant’s telephone number, including area code: (207) 451-9573

222 International Drive, Suite 125 Portsmouth, New Hampshire (Former address of principal executive offices)	03801-6809 (Former Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of Class)

American Stock Exchange
(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X        No

     Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     As of March 14, 2002, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $33,444,833 based on the last reported sale price of the registrant’s Common Stock on the American Stock Exchange as of the close of business on March 14, 2002. There were 8,525,448 shares of Common Stock outstanding as of March 14, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
Document	into which incorporated

Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders	Items 10, 11, 12 & 13 of Part III

PART I

Explanatory Note

     This Form 10-K/A of BayCorp Holdings, Ltd. amends the annual report on Form 10-K for the year ended December 31, 2001 filed on March 25, 2002. The 2001 Form 10-K is amended to (i) restate the Company’s 1999 financial statements to present HoustonStreet Exchange, Inc. (“HoustonStreet”) on a consolidated basis for 1999 and to include HoustonStreet financial statements and footnotes for 1999, 2000 and 2001, (ii) record an increase in 2000 in the value of the Company’s ownership in HoustonStreet and an offsetting increase to additional paid in capital of approximately $6.7 million, as a result of HoustonStreet’s sale of additional equity; this increase in the Company’s investment in HoustonStreet increased the Company’s 2000 loss by $6.7 million, (iii) record a decrease of approximately $448,000 in 2000 and an increase of approximately $659,000 in 2001 in general and administrative expenses for compensation costs related to repriced and accelerated options and costs associated with moving the Company’s headquarters, (iv) record an increase in 2001 tax expenses of $225,000 based on actual taxes incurred, and (v) reclassify decommissioning accretion and decommissioning interest on the Consolidated Statements of Income from Other Income/Deductions to Operating Expenses for all periods presented. These restatements are all non-cash adjustments to the Company’s financial statements. The Selected Financial Data table has been changed to reflect these restatements. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Footnote disclosure have been modified to reflect these restatements. The amendments also include minor financial statement reclassifications and other modifications to the Footnotes.

Item 1. Business.

Introduction

     BayCorp Holdings, Ltd. (“BayCorp” or the “Company”) is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation (“Great Bay”) and Little Bay Power Corporation (“Little Bay”), each of which is wholly-owned as of December 31, 2001. In addition, BayCorp owns 45.9% of HoustonStreet Exchange, Inc. (“HoustonStreet”), an Internet-based independent crude oil and refined products trading exchange.

     Great Bay and Little Bay are electric generating and trading companies. Their principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the “Seabrook Project” or “Seabrook”). This ownership interest entitles the companies to approximately 174 megawatts (“MWs”) of the Seabrook Project’s power output. Great Bay and Little Bay are exempt wholesale generators (“EWGs”) under the Public Utility Holding Company Act of 1935 (“PUHCA”). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets.

     Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sells its power, including its 12.1% share and Little Bay’s 2.9% share of the electricity output of the Seabrook Project, in the wholesale electricity market, primarily in the Northeast United States. Little Bay sells its power solely to Great Bay under an intercompany agreement. Neither BayCorp nor its subsidiaries have operational responsibilities for the Seabrook Project. Great Bay currently sells all but approximately 10 MWs of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its power generated by Seabrook, Great Bay purchases power on the open market for resale to third parties.

     Little Bay purchased a 2.9% interest in the Seabrook Project in November 1999 from Montaup Electric Company (“Montaup”), a subsidiary of Eastern Utilities Associates (“EUA”), for a purchase price of $3.2 million, plus approximately $1.7 million for certain prepaid items, primarily nuclear fuel and capital expenditures. In addition, Montaup prefunded the decommissioning liability associated with Little Bay’s 2.9% share of Seabrook by transferring approximately $12.4 million into Little Bay’s decommissioning account, an irrevocable trust earmarked for Little Bay’s share of Seabrook Project decommissioning expenses.

     HoustonStreet was incorporated in Delaware in 1999. HoustonStreet is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

Recent Developments

     In October 2000, the Company announced that it reached an agreement with Northeast Utilities (“NU”) under which the Company’s generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the current auction of NU’s subsidiaries’ shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp’s sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission (“NRC”) regulations.

     In October 2001, the Company announced that the New Hampshire Public Utilities Commission (“NHPUC”) and the Connecticut Department of Public Utility Control (“CDPUC”) selected J.P. Morgan as their financial advisor for the sale of ownership interests in the Seabrook Project. J.P. Morgan will manage the sale under the oversight of the NHPUC and the CDPUC. J.P. Morgan managed the recent sales of the Millstone Connecticut and Vermont Yankee nuclear plants. In December 2001, the NHPUC, in coordination with the CDPUC, announced the start of the auction of 88.2% of the ownership shares of the Seabrook Project. The Company anticipates the closing of the sale in the fourth quarter of 2002.

     With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation’s nuclear power plants, including the Seabrook Project, remain at a high level of security. Immediately after the attacks in New York and Washington D.C. on September 11, 2001, management of the Seabrook Project activated enhanced security measures. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Seabrook remains at a high level of security and the management of Seabrook has assured the joint owners of Seabrook that they will take actions necessary to comply with the NRC order setting out the requirements for interim compensatory measures. Compliance with these requirements will result in additional incremental operating and capital costs, a prorated portion of which will be paid by Great Bay and Little Bay. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project.

     On January 4, 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. (“Enron”) that Enron was terminating its contracts with Great Bay. Enron owes Great Bay $1,075,200 for power delivered prior to Enron’s Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an administrative claim against Enron of $684,100 for power delivered between December 2, 2001 and December 21, 2001 and an unliquidated claim for damages resulting from the termination of the contracts. Enron paid $684,100 to Great Bay on February 21, 2002. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron’s Chapter 11 bankruptcy filing.

     The Company owned 100% of HoustonStreet as of December 31, 1999. HoustonStreet sold capital stock in 2000 to outside investors and as a result, as of December 4, 2000, the Company’s ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method.

     On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the “HoustonStreet Series C Units.” In April 2001, BayCorp authorized HoustonStreet to convert BayCorp’s $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into $8,000,000 of Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts had no accounting impact on BayCorp.

     In 2001, HoustonStreet downsized its organization and is focusing its efforts on its crude oil and refined products trading platforms. HoustonStreet shut down its electricity-trading platform in the second half of 2001.

Current Business

     BayCorp’s principal wholesale electricity generation and trading assets are its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consists of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay has operational responsibility for the Seabrook Project. Great Bay is a party to one long-term power contract for approximately 10 MW of Great Bay’s share of the Seabrook Project capacity. Great Bay is also a party to a contract with Little Bay to purchase all of the output from the portion of Seabrook owned by Little Bay. This contract is renewed annually, most recently in November 2001. See “—Purchased Power Agreements.” Great Bay’s business strategy is to utilize unit contingent and historically, firm forward sales contracts, to maximize the value of its 174 MW power supply from the Seabrook Project.

     Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during unscheduled outages at the Seabrook Project, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay has had to purchase power at prices exceeding prices paid by Great Bay’s firm power customers during outages. Although Great Bay bore the primary risk of these price fluctuations, Great Bay maintained insurance in 2000 and 2001 to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. In December 2001, Great Bay cancelled this insurance. Great Bay has not entered into any firm power contracts for 2002 given the expected sale of the Seabrook Project in 2002.

The Seabrook Project

     The Seabrook Project is located on an 896-acre site in Seabrook, New Hampshire. It is owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the “Participants”).

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

Joint Ownership of Seabrook

     Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the “JOA”), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Ownership interests in the Seabrook Project are several and not joint, and each Participant is only liable for its share of the Seabrook Project’s costs and not liable for any other Participant’s share. Great Bay and Little Bay’s combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities (“NU”) and its affiliates and the 17.5% interest held by The United Illuminating Company.

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

     The JOA provides for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The current Managing Agent, appointed by certain of the Participants on June 29, 1992, is North Atlantic Energy Service Corporation (“NAESCO”), a wholly-owned subsidiary of NU. NU, in conjunction with certain of its affiliates, holds the largest joint ownership interest in the Seabrook Project, as described above. Certain material decisions regarding the Seabrook Project are made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees. There are currently five members of the Executive Committee. The Executive Committee acts by a majority vote of its members, although any action of the Executive Committee may be modified by a vote of 51% of the ownership interests. Frank W. Getman Jr., the Company’s President and Chief Executive Officer, is currently a member of the Executive Committee. Anthony M. Callendrello, the Company’s Chief Operating Officer, is a member of the Audit Committee and is Chairperson of the Budget Subcommittee and Vice Chairperson of the Non-Operating Participants Committee. Under the JOA, the managing agent of the Seabrook Project may be removed and a new managing agent appointed by a 51% interest of the Participants.

Marketing and Customers

     Great Bay currently sells most of its power in the Northeast United States in the short-term wholesale power market. Great Bay does not currently depend on any single customer because a number of utilities and marketers are willing to buy Great Bay’s share of electricity from the Seabrook Project at substantially the same price. The Company received approximately 63% of its 2001operating revenue from three customers: Aquila Power Corporation, Enron Power Marketing and Select Energy, sales to each of which represented more than ten percent of the Company’s revenues. The Company believes that the loss of any or all of these customers would not have a material adverse effect on the Company’s results of operations because the electricity sold under the contracts with these customers could have been sold on the open market at prices that approximated the pricing under such contracts, and the Company does not rely on repeat sales of electricity to these particular customers in any subsequent year. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. The Company utilized unit contingent and firm forward energy trading contracts to maximize the value of the uncommitted portion of its 174-megawatt power supply from the Seabrook Project in 2001. The Company was not a party to any firm forward energy trading contracts as of December 31, 2001. Similarly, the Company does not expect to enter into firm forward energy trading contracts in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in late 2002.

Purchased Power Agreements

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the “UNITIL Purchased Power Agreement”), with UNITIL Power Corporation (“UNITIL”) that provides for Great Bay to sell to UNITIL 0.8696% of the energy and capacity of Seabrook, approximately 10 MW. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is 5.38 cents per kilowatt-hour (“kWh”). The price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement was front-end loaded whereby UNITIL paid higher prices, on an inflation-adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL in the early years of the UNITIL Purchased Power Agreement was quantified in a “Balance Account” which increased annually to a total of $4.1 million in July 1998, and then decreased annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement had terminated prior to its scheduled termination, and if at that time there was a positive amount in the Balance Account, Great Bay would have been obligated to refund that amount to UNITIL Power. To secure the obligation of Great Bay to repay UNITIL the amount in the Balance Account, the UNITIL Purchased Power Agreement granted UNITIL a “Second Mortgage” on Great Bay’s interest in the Seabrook Project. As the result of the Balance Account reaching zero in July 2001, the Second Mortgage was discharged by UNITIL in August 2001.

     To secure the obligation of Great Bay under the UNITIL Purchased Power Agreement to pay damages in the event of a default by Great Bay, the UNITIL Purchased Power Agreement grants UNITIL a “Third Mortgage” on Great Bay’s interest in the Seabrook Project. The Third Mortgage is subject and subordinate to (i) senior mortgages and security agreements securing Great Bay’s indebtedness to lenders in an aggregate amount not to exceed $80,000,000 and (ii) other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure a Balance Account or similar obligation. The UNITIL Purchased Power Agreement further provides that UNITIL’s Third Mortgage will rank pari passu with other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure potential payment of damages or similar obligations. The Company is currently evaluating various options regarding the UNITIL Purchased Power Agreement in order to maximize its value to the Company.

     Great Bay and Little Bay are parties to a power sales agreement dated as of November 19, 2001 under which Little Bay sells at cost, and Great Bay purchases, all of the output of the portion of Seabrook owned by Little Bay. This agreement is a unit power sale agreement. Accordingly, when all or part of Little Bay’s interest in Seabrook is not producing electricity, the obligation of Little Bay to sell (and of Great Bay to purchase) is proportionately eliminated. The agreement can be terminated at any time by mutual consent of the parties, after any notice required by law.

     In February 2001, Great Bay executed a Purchase Power Agreement with Select Energy (“Select”) whereby Great Bay sold 50 MWs of energy associated with the Seabrook Project to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. Millstone is a nuclear power plant located in Connecticut. The term of this agreement was April 1, 2001 through December 31, 2001. Delivery of power from either company was contingent on each of the units operating at a certain capacity.

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

Competition

     Great Bay sells its share of Seabrook Project electricity into the wholesale electricity market in the Northeast United States. There are a large number of suppliers to this market and a surplus of capacity, resulting in intense competition. In addition, non-utility wholesale generators of electricity, such as independent power producers (“IPPs”), Qualifying Facilities (“QFs”) and EWGs, as well as power marketers and brokers, actively sell electricity in this market.

     Great Bay may face increased competition, primarily based on price, from all the foregoing sources in the future. Great Bay believes that it will be able to compete effectively in the wholesale electricity market because of the current low cost of electricity generated by the Seabrook Project in comparison with existing alternative sources.

NEPOOL

     Great Bay is a member of the New England Power Pool (“NEPOOL”) and is a party to the Restated NEPOOL Agreement (the “NEPOOL Agreement”). NEPOOL is a voluntary association of companies engaged in the electricity business in New England and its membership is open to all investor-owned, municipal and cooperative electric utilities in New England and other companies that transact business in the region’s bulk power market. Certain end users of electricity may also become NEPOOL members. The NEPOOL Agreement imposes certain obligations on its participants concerning generating capacity reserves and the right to use major transmission lines.

     New England’s independent system operator, ISO New England, Inc. (“ISO-NE”), was established in July 1997 and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. ISO-NE performs these functions under a services contract with NEPOOL. ISO-NE administers a bid-based wholesale market system in New England that is designed to provide a competitive and efficient generation market through an hourly clearing price mechanism. During

2001, ISO-NE has been developing a revised market system, known as Standard Market Design (“SMD”), which will incorporate location-based pricing and congestion management. The SMD is currently scheduled to be implemented in December 2002.

Northeast RTO

     In January 2001, in response to Federal Energy Regulatory Commission (“FERC”) Order No. 2000, ISO-NE and six companies owning transmission facilities in New England filed a joint petition for a declaratory order to form a Regional Transmission Organization (“RTO”) for the NEPOOL control area. The NEPOOL RTO filing proposed the establishment of two entities working in concert: (1) a new independent transmission company, Northeast Independent Transmission Company, LLC (“NE ITC”), and (2) an independent system operator. In July 2001, FERC issued a series of orders that rejected stand-alone RTO proposals filed by ISO-NE, the New York ISO (“NYISO”), and the PJM Interconnection (“PJM”) and directed these three northeastern power pools to participate in a mandatory mediation process with the goal of forming a single Northeast RTO (“NE RTO”). The 45-day NE RTO mediation commenced in July 2001 and ran through early September 2001, and resulted in a business plan for developing and implementing the NE RTO. However, in early January 2002, PJM signaled its intent to move away from the NE RTO and instead work to create an RTO with the Midwest ISO. In late January 2002, ISO-NE and NYISO announced their intent to continue evaluating the potential of a NE RTO, which may eventually include Canadian power systems.

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

     Great Bay and Little Bay are also subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay and Little Bay propose to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not “just and reasonable.” FERC’s jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, account and services and property records.

     Because they both are EWG’s, Great Bay and Little Bay are not subject to the jurisdiction of the Securities and Exchange Commission (“SEC”) under PUHCA. In order to maintain their EWG status, Great Bay and Little Bay must continue to engage exclusively in the business of owning and/or operating all or part of one or more “eligible facilities” and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An “eligible facility” is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term “facility” may include a portion of a facility. In the case of Great Bay and Little Bay, their combined 15% joint ownership interest in the Seabrook Project comprises an “eligible facility.”

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

     The Seabrook Participants are subject to retroactive assessments if losses under those policies exceed the accumulated funds available to the insurer. The maximum potential assessments against the Participants with respect to losses arising during the current policy year for the primary property insurance program and the excess property damage policies are approximately $8.2 million and $10.2 million, respectively. The Company’s combined 15% share is $1.2 million and $1.5 million, respectively.

     Great Bay and Little Bay also independently purchase business interruption insurance from Nuclear Electric Insurance Limited (“NEIL”). The current policy is in effect from April 1, 2001 until April 1, 2002 and a renewal policy has been signed which will be in effect from April 1, 2002 until April 1, 2003. The policy provides for the payment of a fixed weekly loss amount of $600,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from property damage occurring from a “sudden fortuitous event, which happens by chance, is unexpected and unforeseeable.” The maximum amount payable to Great Bay and Little Bay is a total of $81.1 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $789,000 should NEIL’s board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

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

Nuclear Fuel

     NAESCO, the Seabrook Project’s managing agent, has made, or expects to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project’s existing contractual arrangements, Great Bay and Little Bay believe that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2004. Uranium concentrate and conversion, enrichment and fabrication services currently are available from a variety of sources. The cost of such concentrate and such services varies based upon market forces.

Nuclear Waste Disposal

     Costs associated with nuclear plant operations include amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The Nuclear Waste Policy Act of 1982 (the “NWPA”) requires the United States Department of Energy (the “DOE”), subject to various contingencies, to design, license, construct and operate a permanent repository for high level radioactive waste and spent nuclear fuel, which are collectively referred to as “high-level waste.”

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project’s high-level waste beginning no later than January 31, 1998. The DOE has not met its contractual and statutory requirements under the NWPA calling for the DOE to begin accepting spent fuel from the industry by January 1998. The DOE announced that its first high-level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high-level waste disposal obligations and ruled that plant operators are entitled to monetary damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO’s case against the DOE is still pending. Until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts, nuclear plants such as Seabrook must retain high-level waste on-site or make other storage provisions. In addition, NAESCO has advised the Company that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2008.

     In May 2001, the DOE issued a supplement to the 1999 draft Environmental Impact Statement of Yucca Mountain in Nevada, and public hearings on this document were held in mid-2001. On February 14, 2002, the DOE recommended to President Bush that Yucca Mountain in Nevada be developed as the nation’s first long-term geologic repository for the disposal of spent nuclear fuel high-level nuclear waste. On February 15, 2002 the President notified Congress that he considers Yucca Mountain qualified for a construction permit application, taking the next in a series of steps required for approving the site as a nuclear materials repository.

     The Low-Level Radioactive Waste Policy Act of 1980 requires each state to provide disposal facilities for low-level waste (“LLW”) generated within the state, either by constructing and operating facilities or by joining regional compacts with other states to jointly fulfill their responsibilities. However, the Low-Level Radioactive Waste Policy Amendments Act of 1985 permits each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) to impose volume limits and a surcharge on shipments of LLW from states that are not members of their regional compact.

     The Seabrook Project ships certain LLW to privately owned facilities in South Carolina and Utah. Since 1999, the Project has been shipping LLW to a processing facility in Tennessee where the material is subjected to separation and volume reduction methods to minimize the final volume to be disposed at a burial site. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by these facilities is currently stored on-site at the Seabrook facility. LLW from normal Seabrook Project operations will continue to be generated at a slow rate as a result of aggressive efforts at the Seabrook Project to minimize this material. NAESCO has advised the Company that the Seabrook Project’s capacity for on-site storage of LLW is expected to be sufficient to meet the project’s storage requirements through 2006.

Decommissioning

     NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Changes in NRC requirements or technology can increase estimated decommissioning costs.

     Great Bay and Little Bay are responsible for their pro rata share of the decommissioning and cancellation costs for Seabrook. Great Bay pays its share of decommissioning funding on a monthly basis. Little Bay’s share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay’s decommissioning account, an irrevocable trust earmarked for Little Bay’s share of Seabrook Plant decommissioning expenses.

     The Seabrook decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the “NDFC”). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule.

     On November 5, 2001, the NDFC issued a Final Report and Order in proceeding NDFC Docket 2001-1, which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum “top-off” payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1), is approximately $555.6 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 24-year life for the facility and a future cost escalation of 5.25%.

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

     In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the NRC staff found that Great Bay complied with the decommissioning funding assurance requirements. In July 1998, the staff of the NRC notified Great Bay of the staff’s determination that Great Bay complied with the decommissioning funding assurance requirements under NRC regulations.

     In response to the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay’s decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay’s accelerated funding schedule, Great Bay’s decommissioning payments will be approximately $1.4 million in 2002 and escalate at 4% each year thereafter through 2015.

     On November 15, 1992, Great Bay’s former parent, EUA, and certain other parties entered into a settlement agreement. Under the settlement agreement, EUA guaranteed an amount not to exceed $10 million of Great Bay’s future decommissioning costs of Seabrook Unit 1 in the event that Great Bay is unable to pay its share of such decommissioning costs.

Environmental Regulation

     The Seabrook Project, like other electric generating stations, is subject to standards administered by federal, state and local authorities with respect to the siting of facilities and associated environmental factors. The United States Environmental Protection Agency (the “EPA”), and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith, including the ability to require installation of pollution control devices and remedial actions. The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities.

     The EPA issued a National Pollutant Discharge Elimination System (“NPDES”) permit, valid for a period of five years, to NAESCO on October 30, 1993 authorizing discharges from Seabrook Station into the Atlantic Ocean and the Browns River in accordance with limitations, monitoring requirements and conditions specified in the permit. A renewal application was filed in April 1998 and supplemented in August and September of 1998 and in September 1999. The EPA issued a draft NPDES permit in December 2001. The final permit was issued in February 2002. The permit indicates that the Seabrook Project water cooling system represents the best technology available.

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

     In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, in addition to being subject to NRC regulations, the Seabrook Project is subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation’s navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the United States Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standard has been stayed as applied to nuclear generating units. Environmental regulation of the Seabrook Project may result in material increases in capital and operating costs, delays or cancellation of construction of planned improvements, or modification or termination of operation of existing facilities. Management believes that Great Bay and Little Bay are in compliance in all material respects with applicable EPA, NRC and other regulations relating to pollution caused by nuclear generating facilities.

Equity Investment in HoustonStreet

     BayCorp owns a 45.9% equity interest in HoustonStreet. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States.

     HoustonStreet’s crude oil platform includes several trading floors, organized by grade and location. The platform allows for a user-customized view where the user can specify which markets should appear together on a floor, regardless of grade, location or type. HoustonStreet’s refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. Commodities traded include numerous grades of gasoline and distillates, specifically jet fuel, number 2 heating oil, low sulfur diesel, regular gas, regular reformulated gas, premium gas and premium reformulated gas.

     On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the “HoustonStreet Series C Units.” In April 2001, BayCorp authorized HoustonStreet to convert BayCorp’s $7 million loan made in 2000, along with approximately $1 million in accrued interest and penalties on the note and past due management fees, into $8 million of Series C Units.

     In 2001, HoustonStreet downsized its organization and shut down its electricity trading platforms, shifting its business focus to its crude oil and refined products trading platforms. In addition, HoustonStreet intends to leverage its open architecture in order to integrate trade information with its customers’ mid- and back-office applications.

Employees and Management

     As of March 15, 2002, BayCorp had 11 employees. Its subsidiaries, Great Bay and Little Bay, had no employees. As of March 15, 2002, HoustonStreet had six employees.

     BayCorp entered into Management and Administrative Services Agreements (the “Services Agreements”) with Great Bay and HoustonStreet. Under the Services Agreement with Great Bay, BayCorp provides Great Bay with a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. Great Bay paid $1,203,600 to BayCorp for these services in 2001. Under the Services Agreement with HoustonStreet, BayCorp provides HoustonStreet with administrative, accounting and bookkeeping, budgeting and human resource services. HoustonStreet paid $165,000 to BayCorp in 2001 for these services. Each Services Agreement has a one-year term and provides for automatic one-year renewals.

Item 2. Properties.

     BayCorp’s principal assets include its 100% equity interests in Great Bay and Little Bay. In turn, Great Bay and Little Bay’s principal asset is a combined 15% joint ownership interest in the Seabrook Project. The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 megawatts), utilizing ocean water for condenser coiling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 has been canceled. See “Business — The Seabrook Project.” BayCorp has a 45.9% equity interest in HoustonStreet.

     BayCorp’s corporate headquarters is located in Eliot, Maine where it occupies approximately 5,000 square feet of office space. BayCorp’s management believes that the corporate headquarters in Eliot, Maine meets its current requirements and that additional space can be obtained to meet requirements for the foreseeable future.

Item 3. Legal Proceedings.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not Applicable.

  Executive Officers of the Registrant

     The executive officers of BayCorp are:

Name	Age	Position

Frank W. Getman Jr.	38	Chairman of the Board, Chief Executive Officer and President
Anthony M. Callendrello	50	Chief Operating Officer and Secretary
Patrycia T. Barnard	46	Vice President of Finance and Treasurer

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

     Anthony M. Callendrello has served as the Company’s Chief Operating Officer since April 2000 and as the Secretary of the Company since May 2000. Mr. Callendrello has over 20 years experience in the nuclear industry. With over 16 years at the Seabrook Project, Mr. Callendrello most recently served as the plant’s Manager of Environmental, Government and Owner Relations. From 1980 to 1983, Mr. Callendrello was employed with Stone & Webster Engineering Corporation, which provided engineer and architect services to utility and other industries. Mr. Callendrello holds a Master of Engineering — Mechanical degree and a Bachelor of Engineering degree from Stevens Institute of Technology.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Following are the reported high and low sales prices of BayCorp Common Stock (“MWH”) on the American Stock Exchange as reported in the Wall Street Journal daily as traded, for each quarter of 2000 and 2001:

	High	Low

2000
First Quarter	$32.25	$9.81
Second Quarter	23.75	7.13
Third Quarter	12.00	7.00
Fourth Quarter	11.50	5.50

	High	Low

2001
First Quarter	$10.00	$6.25
Second Quarter	11.85	7.80
Third Quarter	9.70	8.25
Fourth Quarter	10.15	8.35

     As of March 14, 2002, the Company had 28 holders of record of its Common Stock. The Company believes that as of March 14, 2002, the Company had approximately 979 beneficial holders of its Common Stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company’s stockholders hold their shares in street name. BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp’s financial condition and other factors.

Item 6. Selected Financial Data.

Selected Financial Data

The following table presents selected financial data of the Company as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The information below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements, including the notes thereto, contained elsewhere in this Report.

SELECTED FINANCIAL DATA
(Dollars in Thousands)

	For the Years Ended December 31,

	2001	2000	1999	1998	1997

Income Statement Data:
Operating Revenues	$79,480	$56,347	$45,761	$32,034	$26,642
Operating Expenses	58,342	68,518	51,085	39,570	39,073
Net Income (Loss)	20,804	(21,945)	(4,740)	(6,769)	(11,215)
Weighted Average Shares
Outstanding — Basic	8,341,637	8,293,475	8,207,866	8,242,858	8,292,534
Weighted Average Shares
Outstanding — Diluted	8,556,994	8,293,475	8,207,866	8,242,858	8,292,534
Basic Net Income (Loss)
per share	$2.49	$(2.65)	$(0.58)	$(0.82)	$(1.35)
Diluted Net Income (Loss)
per share	$2.43	$(2.65)	$(0.58)	$(0.82)	$(1.35)
Balance Sheet Data:
Cash, Cash Equivalents & Short Term
Investments	17,181	14,109	6,064	12,055	19,092
Working Capital	22,411	283	11,678	17,761	23,079
Total Assets	173,971	155,355	159,184	140,358	140,158
Decommissioning Liability	85,523	73,379	79,443	60,274	55,846
Capitalization:
Common Equity	73,421	51,931	66,246	71,359	78,139
Total Capitalization	73,421	51,931	66,246	71,359	78,139

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     BayCorp derives all of its revenue through its energy trading activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay are electricity generating companies whose principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company’s ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date. Prior to the deconsolidation, the Company recognized HoustonStreet operations in consolidated financial statements.

     BayCorp reported net income for the year ended December 31, 2001 and reported net losses for the years ended December 31, 2000, 1999, 1998 and 1997. The net income in 2001 was primarily attributable to increased revenues and the realized gain in 2001 on firm forward energy trading contracts. The 2000 net loss was primarily attributable to the non-cash charge to earnings for unrealized losses on firm forward trading contracts and the costs associated with a Seabrook refueling outage during the final ten weeks of 2000 as well as the loss associated with the Company’s equity investment in HoustonStreet. The 1999 net loss was primarily due to costs associated with the refueling outage during the fall of 1999 and to HoustonStreet losses. The 1998 net loss was primarily due to the costs associated with the unscheduled outages at the Seabrook Project that occurred during the year and to the charge related to the termination of a power marketing agreement between Great Bay and PECO Energy Company. The 1997 net loss was primarily due to costs associated with the scheduled and unscheduled outages at the Seabrook Project that occurred during that year.

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

Results of Operations

Operating Revenues

     BayCorp’s operating revenues for 2001 increased by approximately $23,100,000, or 41.1%, to $79,480,000 as compared to $56,347,000 for 2000. The increase was attributable to several factors. The capacity factor at the Seabrook Project was 85.8% of the rated capacity for the twelve months ended December 31, 2001 as compared to a capacity factor of 78% for the twelve months ended December 31, 2000. Operating revenues and capacity factor were adversely impacted in 2000 and 2001 by the scheduled refueling outage at the Seabrook Project that began on October 21, 2000. A return to full power was expected on November 21, 2000. The outage was extended when damage to one of the plant’s emergency diesel generators occurred, requiring an extensive repair effort. The Seabrook Project returned to full power on February 1, 2001. The Company purchased a significant amount of power to cover firm contracts, primarily due to this refueling outage, and also purchased power for resale in 2001, thus increasing revenues. Purchased power expenses for the twelve months ended December 31, 2001 were approximately $27,008,000 as compared to approximately $13,270,000 for the twelve months ended December 31, 2000 primarily due to increased power purchases. Increases in capacity factor and purchased power increased sales of electricity by approximately 27.6% to 1,854,967,500 kWhs in 2001 as compared to 1,453,263,900 kWhs in 2000.

     The Company also realized a higher average selling price in 2001. During the twelve months ended December 31, 2001, the average selling price increased 10.9% to 4.29 cents per kWh as compared to an average selling price of 3.87 cents per kWh for the twelve months ended December 31, 2000.

     Great Bay’s cost of power (determined by dividing total operating expenses by kWhs sold during the applicable period) decreased 33% to 3.14 cents per kWh in 2001 as compared to 4.71 cents per kWh in 2000. This decrease was primarily the result of increased kWhs sold in 2001 and lower operating expenses due to realized gains on firm forward contracts of approximately $12,879,000 in 2001 as compared to higher operating expenses in 2000 due to unrealized losses on firm forward contracts of approximately $12,232,000 in 2000.

     BayCorp’s operating revenues for 2000 increased by approximately $10,586,000, or 23.1%, to $56,347,000 as compared to $45,761,000 for 1999. This increase was primarily attributable to increases in selling prices in 2000 as compared to 1999. During 2000, the sales price per kWh increased 23% to 3.87 cents per kWh as compared with 3.13 cents per kWh in 1999. Sales of electricity decreased slightly by approximately 0.2% to 1,453,263,900 kWhs in 2000 as compared to 1,457,110,270 kWhs in 1999. The 2000 capacity factor at the Seabrook Project was 78% of the rated capacity as compared to a capacity factor of 85.6% for 1999. Operating revenues and capacity factor were adversely impacted in 2000 by the scheduled refueling outage at the Seabrook Project that began on October 21, 2000 as mentioned above. Operating revenues and capacity factor were adversely impacted in 1999 by the scheduled refueling outage that began on March 27, 1999. Great Bay purchased approximately 262,409,300 kWhs for resale in 2000 primarily to cover firm contracts during the extended outage in the fourth quarter.

     Great Bay’s cost of power increased 34.2% to 4.71 cents per kWh in 2000 as compared to 3.51 cents per kWh in 1999. This increase was primarily the result of the expense associated with the unrealized losses on firm forward contracts of approximately $12.2 million in 2000 as compared to $806,000 in 1999.

Expenses

     BayCorp’s total operating expenses for 2001 decreased approximately $10,176,000, or 14.9%, in comparison with 2000. This decrease was primarily the result of the non-cash charge to earnings for unrealized gains/losses on firm energy trading contracts. In 2001, the Company realized gains on firm forward energy trading contracts of $12,879,000 and total operating expenses were reduced by this amount. In 2000, total operating expenses were higher because the Company recorded unrealized losses on firm forward energy trading contracts of $12,232,000. As of December 31, 2000, the company held numerous firm forward energy trading contracts to deliver power in 2001. The Company had no firm forward energy trading contracts as of December 31, 2001, nor does it expect to in 2002, in light of its expected sale of its ownership interest in the Seabrook Project in late 2002.

     Production and transmission costs decreased approximately $654,000, or 2.5%, from $26,089,000 in 2000 to $25,435,000 in 2001. Purchased power expenses increased approximately $13,738,000, or 103%, from $13,270,000 in 2000 to $27,008,000 in 2001. This increase was primarily attributable to the extended duration of the 2000 refueling outage that began on October 21, 2000. A return to full power was expected on November 21, 2000. The outage was extended when damage to one of the plant’s emergency diesel generators occurred, requiring an extensive repair effort. The Seabrook Project returned to full power on February 1, 2001. In order to cover some of its firm energy contracts and to secure cash to cover some of its operating costs in the first half of 2001, Great Bay executed a Purchase Power Agreement with Select in February 2001 whereby Great Bay sold 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. The term of this agreement was April 1, 2001 through December 31, 2001. See “Business — Purchased Power Agreements.”

     Administrative and general expenses increased approximately $2,947,000, or 42.5%, from $6,923,000 in 2000 to $9,870,000 in 2001. This increase was primarily attributable to costs associated with employee turnover and retirements at the Seabrook Project in 2001 and a bad debt expense of $1,100,000 to establish a reserve for bad debts specific to Enron. See “Recent Developments.” There was no similar charge in 2000.

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

     Decommissioning cost accretion decreased $372,000, or 10.2%, to $3,261,000 in 2001 as compared to $3,633,000 in 2000. This accretion is a non-cash charge that reflects Great Bay’s liability related to the closure and decommissioning of the Seabrook Project in current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Decommissioning trust fund income decreased $127,000, or 7.4%, to $1,599,000 in 2001 as compared to $1,726,000 in 2000. The decrease in interest earned on the decommissioning trust fund reflected the lower rates of returns on investments.

     Interest and dividend income decreased approximately $642,000, or 55.2%, from $1,162,000 in 2000 to $520,000 in 2001, primarily due to lower average monthly cash balances and lower interest rates in 2001 as compared 2000. Although the Company’s cash balance at December 31, 2001 of $17,181,000 was approximately 55% greater than its cash balance at December 31, 2000, the Company’s cash balance during the first half of 2001 was adversely affected by the late 2000 and early 2001 outage and was favorably affected by strong operations at Seabrook during the second half of 2001.

     Equity loss in BayCorp’s HoustonStreet investment was $11,077,000 in 2000 as compared to $450,000 in 2001. As of December 31, 1999, the Company owned 100% of HoustonStreet. The Company recognized its ownership share of HoustonStreet’s losses of $3,396,000 in 1999. As a result of its capital raising activities in 2000, on December 4, 2000 HoustonStreet sold an amount of its own stock such that BayCorp no longer had majority ownership in or control over HoustonStreet. The Company deconsolidated HoustonStreet, and started accounting for this investment on the equity method effective for the full year ended December 31, 2000. The Company’s equity method investment upon deconsolidation was negative (HoustonStreet’s losses exceeded the Company’s investment in HoustonStreet) and the Company wrote its investment to zero. As a result, an equity loss in investment of $11,077,000 was reflected in the Company’s financial statements for 2000.

     Other income (deductions) decreased approximately $932,000, to a net deduction in 2001 of $179,000 as compared to other income in 2000 of $753,000. This decrease in other income is primarily due to lower administrative fees charged to HoustonStreet in 2001 as compared to 2000 and fewer sales of miscellaneous Unit 2 equipment at Seabrook in 2001 as compared to 2000.

     BayCorp’s total operating expenses for 2000 increased approximately $17,433,000, or 34.1%, in comparison with 1999. This increase was primarily the result of the non-cash charge to earnings for unrealized losses on firm energy trading contracts. Unrealized losses for firm energy trading contracts were $12,232,000 for 2000 as compared to $806,000 for 1999. Production costs increased approximately $6,800,000, or 37.3%, from $18,220,000 in 1999 to $25,016,000 in 2000. This increase was primarily the result of the Company’s increased ownership in the Seabrook Project, from approximately 12.1% for the first eleven months of 1999 to approximately 15% for December 1999 and all of 2000. In addition, the increase in operating expenses in 2000 as compared to 1999 was attributable to the costs associated with the extended refueling outage in the fourth quarter of 2000. Purchased power expenses increased approximately $1,000,000, or 8.5%, from $12,232,000 in 1999 to $13,270,000 in 2000. This increase was primarily attributable to an increase in the purchase price of power in 2000 as compared to 1999.

     Administrative and general expenses decreased approximately $2,368,000, or 25.5%, from $9,291,000 in 1999 to $6,923,000 in 2000. This decrease was primarily due to the deconsolidation of HoustonStreet in 2000. In 1999, approximately $2,585,000 of HoustonStreet administrative and general expenses were included in the consolidated financial statement. In 2000, the Company accounted for HoustonStreet on the equity method. Depreciation and amortization increased approximately $49,000, or from $4,110,000 in 1999 to $4,159,000 in 2000. Taxes other than income increased approximately $949,000, or 31.7%, from $2,989,000 in 1999 to $3,938,000 in 2000. In addition to expenses increasing as a result of the Company’s increased ownership in the Seabrook Project, Great Bay also received a property tax refund in 1999 as settlement for changes in assessed property values.

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

     Interest and dividend income increased approximately $611,000, or 111%, from $551,000 in 1999 to $1,162,000 in 2000, primarily due to higher average cash balances during 2000 as compared to 1999. Other Income increased approximately $879,000, to $753,000 in 2000 as compared to ($126,000) in 1999, primarily due to miscellaneous sales of Unit 2 equipment at Seabrook.

Net Operating Losses

     For federal income tax purposes, as of December 31, 2001, the Company had net operating loss carry forwards (“NOLs”) of approximately $208 million, which are scheduled to expire between 2004 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $115 million of these carryforwards. The Company’s best estimate at this time is that the annual limitation on the use of $115 million of the Company’s NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company’s restricted NOL’s is available for use in future years until such NOL’s are scheduled to expire. The Company’s other $93 million of NOLs are not currently subject to such limitations.

Liquidity and Capital Resources

     BayCorp’s subsidiary, Great Bay, currently sells most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by Great Bay was sufficient to meet the Company’s ongoing cash requirements in 2001. If the Seabrook Project operates at a capacity factor below historical levels, or if expenses associated with the ownership or operation of the Seabrook Project, including without limitation decommissioning costs, are materially higher than anticipated, or if the prices at which Great Bay is able to sell its share of the Seabrook Project electricity decrease from current price levels, BayCorp or Great Bay would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. Nonetheless, there can be no assurance that BayCorp or Great Bay will be able to raise additional capital on acceptable terms or at all.

     On January 4, 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron that Enron was terminating it contracts with Great Bay. Enron owes Great Bay $1,075,200 for power delivered prior to Enron’s Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an administrative claim against Enron of $684,100 for power delivered between December 2, 2001 and December 21, 2001 and an unliquidated claim for damages resulting from the termination of the contracts. Enron paid $684,100 to Great Bay on February 21, 2002. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron’s Chapter 11 bankruptcy filing.

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

     The Company’s principal asset available to serve as collateral for borrowings is Great Bay’s and Little Bay’s combined 15% interest in the Seabrook Project. Pursuant to a purchased power agreement, dated as of April 1, 1993, between Great Bay and UNITIL, Great Bay’s interest in the Seabrook Project is encumbered by a mortgage. This mortgage is subject and subordinate to up to $80 million of senior secured financing and certain other mortgages.

     BayCorp’s total cash and short-term investments increased approximately $3,100,000 during 2001. The principal factor affecting liquidity during 2001 was the Company’s net income of $20,804,000 reduced by the non-cash credit to income, realized gain on forward firm energy trading contracts, of approximately $12,879,000. Other non-cash charges to income included $3,272,000 for depreciation and amortization, $4,140,000 for nuclear fuel amortization, $3,261,000 for decommissioning cost accretion and compensation expense of approximately $358,000 for the variable accounting of certain employee stock options that were repriced in December 1998. In addition, there was an increase in miscellaneous liabilities of approximately $4,441,000 primarily due to the monthly accrual for outage costs estimated for the May 2002 refueling outage. Offsetting these non-cash charges to income were cash charges including approximately $1,284,000 for decommissioning interest. There was an approximate $3,160,000 increase in accounts receivable. This increase was primarily due to higher sales in December 2001 as compared to December 2000 when there was a refueling outage at the Seabrook Project. In addition, there was an approximate $6,580,000 decrease in accounts payable primarily due to higher accounts payable for purchased power in December 2000 as compared to December 2001. Other cash charges included approximately $1,789,000 for capital expenditures and $5,017,000 for nuclear fuel.

     Great Bay’s 2001 decommissioning payments totaled approximately $2,617,000. The decommissioning funding schedule is determined by the NDFC, which reviews the schedule for the Seabrook Project at least annually. Great Bay expects to use revenues from the sale of power to make decommissioning payments. See “Business — Decommissioning.”

     BayCorp received approximately $423,000 in 2001 from the exercise of options to purchase 67,000 shares of BayCorp common stock by former employees of the Company. Also in 2001, BayCorp invested $450,000 in cash in HoustonStreet. This amount was recorded as an equity loss in HoustonStreet for 2001 and net income for 2001 was reduced by $450,000.

     Great Bay anticipates that its share of the Seabrook Project’s capital expenditures for the 2002 fiscal year will total approximately $5.3 million for nuclear fuel and various capital projects. In addition, Great Bay is required under the JOA to pay its share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including, without limitation, operation and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of the level of Seabrook Unit 1’s operations.

     In October 2000, the Company announced that it reached an agreement with Northeast Utilities (“NU”) under which the Company’s generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the current auction of NU’s subsidiaries’ shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp’s sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission (“NRC”) regulations. The auction began in the last quarter of 2001 with a closing expected in the last quarter of 2002.

Certain Factors That May Affect Future Results

     This Annual Report contains forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this report.

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

     Primary Reliance on a Single Asset. BayCorp’s principal source of revenue is its wholesale electricity generation and trading business, which depends in large part on Great Bay and Little Bay’s 15% combined joint interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire. Accordingly, BayCorp’s results of operations significantly depend on the successful and continued operation of the Seabrook Project. In particular, if the Seabrook Project experiences unscheduled outages of significant duration, BayCorp’s results of operations will be materially adversely affected.

     Risks Associated with Agreement to Sell Seabrook Ownership Interests. On October 10, 2000, the Company, Great Bay and Little Bay entered into an agreement with Northeast Utilities (“NU”) under which Great Bay and Little Bay will join with NU in the sale of NU’s ownership interests in the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by an auction process led by NU. Although the auction process began in the last quarter of 2001 with a closing expected in the last quarter of 2002, the Company cannot control the procedure or timing of the joint sale of the Seabrook Project, and the sale may be delayed, abandoned or otherwise affected by factors beyond the Company’s control. Significantly, the price obtained by Great Bay and Little Bay in the sale of their Seabrook interests cannot be predicted. Further, the value of the fuel and inventory owned by Great Bay and Little Bay, currently estimated at between $10 million to $14 million, may be materially different than estimated.

     Changes in the New England Wholesale Power Market. During recent years in New England, the combination of (1) small increases in the demand for electricity and (2) electric industry deregulation has resulted in increased uncertainty regarding the price of electricity in the wholesale power market. Although Great Bay’s average selling price per kWh (determined by dividing total sales revenue by the total number of kWhs sold in the applicable period) increased from 3.13 cents in 1999 to 3.87 cents in 2000 and to 4.29 cents in 2001, there can be no assurance that Great Bay or Little Bay will be able to sell their power at these prices or higher prices in the future.

     Risks in Connection with Joint Ownership of Seabrook Project. Great Bay and Little Bay are required under the JOA to pay their share of Seabrook Unit 1 and Seabrook Unit 2 expenses, including without limitation operations and maintenance expenses, construction and nuclear fuel expenditures and decommissioning costs, regardless of Seabrook Unit 1’s operations. Under certain circumstances, a failure by Great Bay or Little Bay to make their monthly payments under the JOA entitles certain other joint owners of the Seabrook Project to purchase Great Bay or Little Bay’s interest in the Seabrook Project for 75% of the then fair market value thereof.

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

     The Seabrook Project is owned by Great Bay, Little Bay and the other owners thereof as tenants in common, with the various owners holding varying ownership shares. This means that Great Bay and Little Bay, which together own only a 15% interest, do not have control of the management of the Seabrook Project. As a result, decisions may be made affecting the Seabrook Project notwithstanding Great Bay and/or Little Bay’s opposition.

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

     Extensive Government Regulation. The Seabrook Project is subject to extensive regulation by federal and state agencies. In particular, the Seabrook Project, and Great Bay and Little Bay as part owners of a licensed nuclear facility, are subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay and Little Bay are also subject to the jurisdiction of the FERC and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC’s jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records. Noncompliance with NRC requirements may result, among other things, in a shutdown of the Seabrook Project.

     The NRC has promulgated a broad range of regulations affecting all aspects of the design, construction and operation of a nuclear facility, such as the Seabrook Project, including performance of nuclear safety systems, fire protection, emergency response planning and notification systems, insurance and quality assurance. The NRC retains authority to modify, suspend or withdraw operating licenses, such as the license pursuant to which the Seabrook project operates, at any time that conditions warrant. For example, the NRC might order Seabrook Unit 1 shut down (i) if flaws were discovered in the construction or operation of Seabrook Unit 1, (ii) if problems developed with respect to other nuclear generating plants of a design and construction similar to Unit 1, (iii) if accidents at other nuclear facilities suggested that nuclear generating plants generally were less safe than previously believed or (iv) if security measures activated immediately after the attacks of September 11, 2001, or as a result of the NRC’s safety order on February 25, 2002, were deemed insufficient or inadequate.

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

     Risk of Terrorist Attack. With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation’s nuclear power plants, including the Seabrook Project, remain at a high level of security. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Compliance with these requirements will result in additional incremental operating and capital costs. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project. These costs could be substantial. The consequences of a terrorist attack could be severe, including loss of life and property damage, and the available insurance coverage may not be sufficient to pay all the damages incurred.

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

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project’s high-level waste beginning no later than January 31, 1998. The DOE has not met its contractual and statutory requirements under the NWPA calling for the DOE to begin accepting spent fuel from the industry by January 1998. The DOE announced that its first high-level waste repository would not be in operation until 2010 at the earliest.

     The Seabrook Project increased its on-site storage capacity for low-level waste (“LLW”) in 1996 and that capacity is expected to be sufficient to meet the Project’s storage requirements through 2006. In addition, the managing agent of the Seabrook Project has advised the Joint Owners that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2008. If the Seabrook Project were unable to store nuclear waste on site or make other disposal provisions, the Company’s business, results of operations and financial condition would be materially and adversely affected. See “Business — Nuclear Waste Disposal.”

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

     Risks Related to HoustonStreet. HoustonStreet’s revenues depend on continued and expanded use of Internet-based wholesale energy trading platforms. Electronic trading of wholesale energy is new and evolving, and thus may not achieve widespread market acceptance or emerge as a sustainable business. In addition, HoustonStreet will need to enhance trading liquidity in order to increase and sustain revenues. As a technology dependent business, HoustonStreet’s business could suffer due to computer or communications systems interruptions or failures, technological change or adverse competitive developments. Further, as electronic commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could materially adversely affect HoustonStreet’s business. Although HoustonStreet currently is not aware that it infringes any other patents, it is possible that HoustonStreet’s technology infringes patents held by third parties. If HoustonStreet were to be found infringing, the owner of the patent could sue HoustonStreet for damages, prevent

HoustonStreet from making, selling or using the owner’s patented technology or could impose substantial royalty fees for those privileges. If any of the foregoing risks materialize, or other risks develop that adversely affect HoustonStreet, or if HoustonStreet fails to grow its revenues and net income, BayCorp could lose all of the value of its investment in HoustonStreet.

Critical Accounting Policies

     Preparation of the Company’s financial statements in accordance with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 to the Consolidated Financial Statements is a summary of the significant accounting policies used in the preparation of the Company’s financial statements. The following is a discussion of the most critical accounting policies used by the Company.

Decommissioning

     Based on the Financial Accounting Standards Board’s (“FASB”) tentative conclusions, reflected on the February 7, 1996, Exposure Draft titled “Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets” Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project’s decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee (“NDFC”). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During November 2001, the NDFC issued an order which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum “top-off” payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 24-year life for the facility and a future cost escalation of 5.25%.

     Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to December 31, 2001, represented a liability of $85.5 million reflected in the accompanying balance sheet. As of December 31, 2000, and based on the prior NDFC study, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning expenditures, starting in 2013 and being completed in 2042 was $217.2 million, which discounted at an average rate of 5.0%, over the funding schedule to December 31, 2000 represented a liability of $73.4 million reflected in the accompanying consolidated balance sheet. In accordance with the original exposure draft, the company’s wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

     Great Bay and Little Bay accrete their share of the Seabrook Project’s decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $3,261,000, $3,633,000 and $3,320,000 for the years ended December 31, 2001, 2000 and 1999. The change in the accretion between years reflects adjustments to the estimated decommissioning by the NDFC.

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

     On November 15, 1992, Great Bay, the Bondholder’s Committee and the Predecessor’s former parent, Eastern Utilities (“EUA”) entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder’s Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of Great Bay’s future decommissioning costs of Seabrook Unit 1.

Seabrook Outage Costs

     The Company’s operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay and Little Bay have no electricity for resale from the Seabrook Project and consequently no related revenues. Therefore the impact of outages on the Company’s and Great Bay’s and Little Bay’s results of operations and financial position are materially adverse.

     Great Bay and Little Bay accrue for the incremental costs of the Seabrook Project’s scheduled outages over the periods between those outages. However, Great Bay and Little Bay continue to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on October 21, 2000. Seabrook resumed full operating capacity on February 1, 2001. Seabrook Project management have scheduled the next outage to begin in May 2002. The 2002 outage has an estimated incremental operations and maintenance cost of $32 million. The Company’s share is approximately $4.8 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change.

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. The Company has a 15% joint ownership interest in Seabrook, a 1,150 megawatt nuclear generating unit. The Company records in its financial statements its proportional share of Seabrook’s assets, liabilities and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements. At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2000 and as of December 31, 2001, the Company owned 45.9% of HoustonStreet. Of the 54.1% of HoustonStreet that is not owned by the Company, approximately 3.1% is owned by Elliott Associates L.P. and approximately 1.9% is owned by Omega Advisors Inc., both of whom are 5% or more shareholders of the Company. The remaining 49.1% is owned by unrelated parties. The Company deconsolidated HoustonStreet during 2000. At December 31, 2000 and December 31, 2001, the Company accounts for this investment on the equity method. The 1999 financial statements are presented on a consolidated basis. (See Note 12.) The Company has an agreement with HoustonStreet under which it is providing certain accounting and administrative services to HoustonStreet for the periods April 1999 to December 2001 and for the calendar year 2002. Income related to such services was $165,000 for the period ending December 31, 2001.

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

Recent Accounting Pronouncements

     Asset Retirement Obligations: The Staff of the Securities and Exchange Commission (“SEC”) has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 17, 2000 the FASB issued a “Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” On June 30, 2000, the respective proposed statement was issued by the FASB. In August 2001, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143,

“Accounting for Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Great Bay’s and Little Bay’s accounting for decommissioning is based on the FASB’s original tentative conclusions. The new statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The new statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset.

     The new statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the new statement is adopted, Great Bay’s and Little Bay’s decommissioning liability and annual provision for decommissioning accretion could change relative to 2001. The new statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Great Bay and Little Bay have not quantified the impact, if any, that the new statement will have on the consolidated financial statements.

     Impairment or Disposal of Long-Lived Assets: In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supercedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new standard also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business). SFAS No. 144 is effective beginning January 1, 2002 and, generally, is to be applied prospectively. The Company does not expect that SFAS No. 144 will have a significant impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Commodity Price Risk

     The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts in prior years, including in 2001. Until December 31, 2001, Great Bay tracked its market exposure for these forward energy trading contracts in a mark-to-market model that was updated daily with current market prices and is reflected in the company’s balance sheet. See “Note 5 — Energy Marketing.” The positive, or negative, value of Great Bay’s portfolio of firm power commitments represented an estimation of the gain, or loss, that Great Bay would have experienced if open firm commitments were covered at then-current market prices. As of December 31, 2001, Great Bay had no firm forward, fixed energy trading contracts.

Item 8. Financial Statements and Supplementary Data.

     The response to this item is submitted in the response found under Item 14(a)(1) in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     (a)  Directors. The information with respect to directors required under this item is incorporated herein by reference to the section captioned “Election of Directors” in the Company’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

     (b)  Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I of the Report.

Item 11. Executive Compensation.

     The information required under this item is incorporated herein by reference to the sections entitled “Election of Directors — Compensation for Directors,” “— Executive Compensation,” “— Employment Agreements,” “— Report of the Compensation Committee” and “— Stock Performance Graph” in the Company’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required under this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

Item 13. Certain Relationships and Related Transactions.

     The information required under this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement with respect to the Annual Meeting of Stockholders to be held on April 24, 2002.

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

None

INDEX TO FINANCIAL STATEMENTS

BAYCORP HOLDINGS, LTD.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements of BayCorp Holdings, Ltd. for the year ended December 31, 1999 were audited by other auditors whose report dated February 4, 2000 (except for the matters discussed in Note 13 to those financial statements, as to which the date was March 27, 2000) expressed an unqualified opinion on these statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly-owned subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

VITALE, CATURANO & COMPANY P.C.

Boston, Massachusetts
January 21, 2003

The following Report of Independent Public Accountants is a copy of the previously issued Arthur Andersen LLP report. Arthur Andersen has not reissued this report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

     We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2000
(except for the matters
discussed in Note 13,
as to which the date is
March 27, 2000)

BAYCORP HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,	December 31,
	2001	2000

ASSETS:
Current Assets:
Cash & Cash Equivalents	$15,278	$9,071
Restricted Cash — Escrow	1,903	2,016
Short-term Investments, at market	—	3,022
Accounts Receivable, net	6,291	3,131
Materials & Supplies, net	4,708	4,760
Prepayments & Other Assets	1,372	1,135

Total Current Assets	29,552	23,135
Property, Plant, & Equipment and Fuel:
Utility Plant Assets	123,923	113,252
Non-utility Plant Assets	—	104

Total Property, Plant & Equipment	123,923	113,356
Less: Accumulated Depreciation	(22,944)	(19,776)

Net Property, Plant & Equipment	100,979	93,580
Nuclear Fuel	23,365	18,348
Less: Accumulated Amortization	(12,096)	(7,956)

Net Nuclear Fuel	11,269	10,392
Net Property, Plant & Equipment and Fuel	112,248	103,972
Other Assets:
Decommissioning Trust Fund	32,048	28,146
Deferred Debits & Other	123	102

Total Other Assets	32,171	28,248
Total Assets	$173,971	$155,355

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts Payable	$1,607	$8,187
Miscellaneous Current Liabilities	5,534	14,665

Total Current Liabilities	7,141	22,852
Operating Reserves:
Decommissioning Liability	85,523	73,379
Miscellaneous Other	386	470

Total Operating Reserves	85,909	73,849
Other Liabilities & Deferred Credits	7,500	6,723
Commitments & Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value Authorized — 20,000,000 shares; issued and outstanding — 8,586,316 at December 31, 2001 and 8,519,316 at December 31, 2000	86	86
Less: Treasury Stock — 185,052 shares, at cost	(1,396)	(1,396)
Additional Paid-in Capital	100,383	99,602
Accumulated Other Comprehensive Income	223	318
Accumulated Deficit	(25,875)	(46,679)

Total Stockholders’ Equity	73,421	51,931
Total Liabilities and Stockholders’ Equity	$173,971	$155,355

(The accompanying notes are an integral part of these consolidated statements.)

BAYCORP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31,
(Dollars in Thousands, except per share data)

	2001	2000	1999

Operating Revenues	$79,480	$56,347	$45,761
Operating Expenses:
Production	24,438	25,016	18,220
Transmission	997	1,073	872
Purchased Power	27,008	13,270	12,232
Unrealized (Gain)Loss on Firm Energy Trading Contracts	(12,879)	12,232	806
Administrative & General	9,870	6,923	9,291
Depreciation & Amortization	3,730	4,159	4,110
Decommissioning Cost Accretion	3,261	3,633	3,320
Decommissioning Trust Fund Income	(1,599)	(1,726)	(755)
Taxes Other than Income	3,516	3,938	2,989

Total Operating Expenses	58,342	68,518	51,085
Operating Income (Loss)	21,138	(12,171)	(5,324)
Other Income:
Interest and Dividend Income	(520)	(1,162)	(551)
Equity Loss in HoustonStreet Investment	450	11,077	0
Other Deductions (Income)	179	(753)	126

Total Other Deductions (Income)	109	9,162	(425)
Income (Loss) Before Income Taxes and Accounting Change	21,029	(21,333)	(4,899)
Provision for Income Taxes	(225)	(612)	—

Income (Loss) Before Change in Accounting Principle	20,804	(21,945)	(4,899)
Cumulative Effect of Change in Accounting Principle	—	—	159

Net Income (Loss)	20,804	(21,945)	(4,740)
Other Comprehensive Income (Expense), net of tax	(95)	321	(568)

Comprehensive Income (Loss)	$20,709	$(21,624)	$(5,308)

Weighted Average Shares Outstanding — Basic	8,341,637	8,293,475	8,207,866
Weighted Average Shares Outstanding — Diluted	8,556,994	8,293,475	8,207,866
Basic Net Income (Loss) per Share	$2.49	$(2.65)	$(0.58)
Diluted Net Income (Loss) per Share	$2.43	$(2.65)	$(0.58)

(The accompanying notes are an integral part of these consolidated statements.)

BAYCORP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

	Common
	Stock, $0.01 Par
	Value

			Less:
			Treasury			Accumulated
	Issued and	Issued and	Stock		Additional	Other		Total
	outstanding	outstanding			Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at December 31, 1998	8,377,000	$84	185,052	$(1,396)	$92,100	$565	$(19,994)	$71,359
Stock Options Exercised	40,000	—	—	—	195	—	—	195
Net Change in Unrealized Holding Loss	—	—	—	—	—	(568)	—	(568)
Financial Results, January 1 to December 31, 1999	—	—	—	—	—	—	(4,740)	(4,740)

Balance at December 31, 1999	8,417,000	$84	185,052	$(1,396)	$92,295	$(3)	$(24,734)	$66,246
Stock Options Exercised	102,316	2	—	—	472	—	—	474
Other Incentive Stock Option Transactions	—	—	—	—	110	—	—	110
Net Change in Unrealized Holding Gain	—	—	—	—	—	321	—	321
Unrealized Gain on Sale of Stock By Subsidiary (Note 12)	—	—	—	—	6,725	—	—	6,725
Financial Results, January 1 to December 31, 2000	—	—	—	—	—	—	(21,945)	(21,945)

Balance at December 31, 2000	8,519,316	$86	185,052	$(1,396)	$99,602	$318	$(46,679)	$51,931
Stock Options Exercised	67,000	—	—	—	423	—	—	423
Other Incentive Stock Option Transactions	—	—	—	—	358	—	—	358
Net Change in Unrealized Holding Gain	—	—	—	—	—	(95)	—	(95)
Financial Results, January 1 to December 31, 2001	—	—	—	—	—	—	20,804	20,804

Balance at December 31, 2001	8,586,316	$86	185,052	$(1,396)	$100,383	$223	$(25,875)	$73,421

(The accompanying notes are an integral part of these consolidated statements.)

BAYCORP HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,
(Dollars in Thousands)

	2001	2000	1999

Net cash flows from operating activities:
Net Income (Loss)	$20,804	$(21,945)	$(4,740)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Equity loss in HoustonStreet investment	450	11,077	0
Depreciation and Amortization	3,272	4,159	4,110
Amortization of nuclear fuel	4,140	4,791	4,032
Unrealized (gain) loss on firm energy trading contracts	(12,879)	12,232	647
Stock compensation expense	358	110	—
Decommissioning cost accretion	3,261	3,633	3,320
Decommissioning trust income	(1,284)	(1,604)	(755)
(Increase) decrease in accounts receivable	(3,160)	5,550	(1,512)
(Increase) decrease in materials & supplies	52	(373)	(160)
(Increase) decrease in prepaids and other assets	(258)	1,900	31
Increase (decrease) in accounts payable and accrued expenses	(6,580)	7,202	2,123
Increase (decrease) in misc. and other liabilities	4,441	(917)	274

Net cash provided by operating activities	12,617	25,815	7,370
Net cash flows from investing activities:
Capital additions	(1,789)	(2,108)	(4,896)
Nuclear fuel additions	(5,017)	(6,803)	(1,999)
Acquisition of additional Seabrook Project interest	—	—	(4,913)
Payments to decommissioning fund	(2,617)	(1,763)	(1,696)
(Increase) decrease in restricted cash	113	487	(2,503)
Investment in HoustonStreet	(450)	(7,570)	0
Purchases of short-term investments	0	(4,025)	(1,579)
Sales of short-term investments	2,927	1,384	10,642

Net cash used in investing activities	(6,833)	(20,398)	(6,944)
Net cash flows from financing activities:
Stock option exercise	423	474	195

Net cash provided by financing activities	423	474	195
Net increase in cash and cash equivalents	6,207	5,891	621
Cash and cash equivalents, beginning of period	9,071	3,180	2,559

Cash and cash equivalents, end of period	$15,278	$9,071	$3,180

(The accompanying notes are an integral part of these consolidated statements).

BAYCORP HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. The Company

     BayCorp Holdings, Ltd. (“BayCorp” or the “Company”) is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and trade wholesale electricity, Great Bay Power Corporation (“Great Bay”) and Little Bay Power Corporation (“Little Bay”), each of which was wholly- owned as of December 31, 2001. In addition, BayCorp owns 45.9% of HoustonStreet Exchange, Inc. (“HoustonStreet”), an Internet-based independent crude oil and refined products trading exchange.

     Great Bay and Little Bay are electric generating and trading companies. Their principal asset is a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the “Seabrook Project” or “Seabrook”). This ownership interest entitles the companies to approximately 174 megawatts (“MWs”) of the Seabrook Project’s power output. Great Bay and Little Bay are exempt wholesale generators (“EWGs”) under the Public Utility Holding Company Act of 1935 (“PUHCA”). Unlike regulated public utilities, Great Bay and Little Bay have no franchise area or captive customers. The companies sell their power in the competitive wholesale power markets.

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

     In November 1999, Little Bay purchased an additional 2.9% interest in the Seabrook Project from Montaup Electric Company (“Montaup”), a subsidiary of Eastern Utilities Associates (“EUA”), for a purchase price of $3.2 million, plus approximately $1.7 million for certain prepaid items, primarily nuclear fuel and capital expenditures. In addition, Montaup prefunded the decommissioning liability associated with Little Bay’s 2.9% share of Seabrook by transferring approximately $12.4 million into Little Bay’s decommissioning account, an irrevocable trust earmarked for Little Bay’s share of Seabrook Project decommissioning expenses.

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

     The Seabrook Project is owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the “Participants”). Great Bay, Little Bay and the other Participants are parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the “JOA”), which establishes the respective ownership interests of the Participants in the Seabrook Project and defines their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project are divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant is only liable for its share of the Seabrook Project’s costs and not liable for any other Participant’s share as ownership interests in the Seabrook Project are several and not joint. Great Bay’s and Little Bay’s combined joint ownership interest of 15% is the third largest interest among the Participants, exceeded only by the approximately 40% interest held by Northeast Utilities (“NU”) and its affiliates and the 17.5% interest held by The United Illuminating Company.

     In October 2000, the Company announced that it had reached an agreement with NU under which the Company’s generating subsidiaries, Great Bay and Little Bay, will include their aggregate 15% ownership share of the Seabrook Project in the upcoming auction of NU’s subsidiaries’ shares of the Seabrook Project. Under the terms of the agreement, BayCorp will receive the sales price established by the auction process. In the event that the sale yields proceeds for BayCorp of more than $87.2 million, BayCorp and NU will share the excess proceeds. Should BayCorp’s sales proceeds be less than $87.2 million, NU will make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp will be paid separately for nuclear fuel and inventory. The agreement also limits any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission (“NRC”) regulations.

     In October 2001, the Company announced that the New Hampshire Public Utilities Commission (“NHPUC”) and the Connecticut Department of Public Utility Control (“CDPUC”) selected J.P. Morgan as their financial advisor for the sale of ownership interests in the Seabrook Project. J.P. Morgan will manage the sale under the oversight of the NHPUC and the CDPUC. J.P. Morgan managed the recent sales of the Millstone and Vermont Yankee nuclear plants. In December 2001, the NHPUC in coordination with the CDPUC, announced the start of the auction of 88.2% of the ownership shares of the Seabrook Project. BayCorp anticipates the closing of the sale in the fourth quarter of 2002.

     On November 1, 2002, Great Bay and Little Bay, wholly-owned subsidiaries of BayCorp, and other selling owners consummated the sale (the “Asset Sale”) of their interests, which amount to approximately 88% of the ownership, in the Seabrook Nuclear Power Plant to FPL Energy Seabrook, LLC, a subsidiary of FPL Group, Inc. The Asset Sale was effected pursuant to a Purchase and Sale Agreement dated as of April 13, 2002 (the “Purchase and Sale Agreement”).

     The Purchase and Sale Agreement provides for the transfer by the sellers of their respective ownership shares of substantially all assets comprising Seabrook Station Unit 1 and Unit 2 and including applicable contracts, leases and permits relating to the operations of Seabrook Station.

     Under the terms of the Purchase and Sale Agreement and BayCorp’s October 2002 agreement with Northeast Utilities, BayCorp received approximately $113 million in cash proceeds from the transaction, after adjustments, for Great Bay’s and Little Bay’s aggregate 15% ownership share in the Seabrook plant, nuclear fuel and inventory. The purchase price paid to all owners was approximately $798 million after certain adjustments were made at closing.

     With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation’s nuclear power plants, including the Seabrook Project, remain at a high level of security. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Seabrook remains at a high level of security and the management of Seabrook has assured the joint owners of Seabrook that it will take actions necessary to comply with the NRC order setting out the requirements for interim compensatory measures. Compliance with these requirements will result in additional incremental operating and capital costs. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project.

     Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay is obligated to provide the buyer with power only when the Seabrook Project is operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during unscheduled outages at the Seabrook Project, Great Bay purchases power from the spot market during these outages and resells that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay may have to purchase power at prices exceeding prices paid by Great Bay’s firm power customers during outages. Although Great Bay bears the primary risk of these price fluctuations, Great Bay maintained insurance in 2001 and 2000 to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. Great Bay has not entered into any firm power contracts for 2002 given the expected sale of the Seabrook Project in 2002. In December 2001, Great Bay negotiated a buyout of the remaining insurance policy it held due to the absence of any firm sales during 2002. Without firm contracts, the insurance was not needed as protection against replacement power costs.

     HoustonStreet was incorporated in Delaware in 1999. HoustonStreet is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange. HoustonStreet offers this online trading platform for over-the-counter crude oil and refined products in the United States.

     As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company’s ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method.

     On March 21, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the “HoustonStreet Series C Units.” In April 2001, BayCorp authorized HoustonStreet to convert BayCorp’s $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into $8,000,000 of Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts had no accounting impact on BayCorp.

     In 2001, HoustonStreet made the decision to downsize its organization and to focus its efforts on its crude oil and refined products trading platforms. HoustonStreet shut down its electricity-trading platform in the second half of 2001. As of March 15, 2002, HoustonStreet had six employees.

     The Seabrook outage and HoustonStreet loan impacted the Company’s unrestricted cash, which was approximately $3,500,000 as of February 8, 2001. To deal with the adverse effects of these events the Company entered into an agreement with Select Energy (“Select”), (see Note 6) whereby Select prepaid approximately $7,000,000 to the Company for power purchases.

B. Regulation

     Great Bay and Little Bay are subject to the regulatory authority of the Federal Energy Regulatory Commission (“FERC”), the NRC, the NHPUC and other federal and state agencies as to rates, operations and other matters. Great Bay’s and Little Bay’s cost of service, however, is not regulated. As such, Great Bay’s and Little Bay’s accounting policies are not subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 71, “Accounting for the Effects of Certain Types of Regulation.”

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

E. Depreciation

     Utility plant is depreciated on the straight-line method at rates designed to fully depreciate all depreciable properties over the lesser of estimated useful lives or the Seabrook Project’s remaining NRC license life, which expires in 2026.

     Capital projects constituting retirement units are charged to electric plant. Minor repairs are charged to maintenance expense. When properties are retired, the original costs, plus costs of removal, less salvage, are charged to the accumulated provision for depreciation.

F. Amortization of Nuclear Fuel

     The cost of nuclear fuel is amortized to expense based on the rate of burn-up of the individual assemblies comprising the total core. Great Bay and Little Bay also provide for the cost of disposing of spent nuclear fuel at rates specified by the United States

Department of Energy (“DOE”) under a contract for disposal between Great Bay and Little Bay, through their managing agent North Atlantic Energy Service Corporation (“NAESCO”), and the DOE.

     Great Bay recorded the estimated cost of the final unspent nuclear fuel core, which is expected to be in place at the expiration of the Seabrook Project’s NRC operating license, as part of Great Bay’s original “Fresh Start” balance sheet.

G. Amortization of Materials and Supplies

     Great Bay and Little Bay amortize to expense an amount designed to fully amortize the cost of the material and supplies inventory that is expected to be on hand at the expiration of the Plant’s NRC operating license.

H. Decommissioning

     Based on the Financial Accounting Standards Board’s (“FASB”) tentative conclusions, reflected on the February 7, 1996, Exposure Draft titled “Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets” Great Bay and Little Bay have recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

     New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project’s decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee (“NDFC”). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During November 2001, the NDFC issued an order which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum “top-off” payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning funding purposes, a remaining 24-year life for the facility and a future cost escalation of 5.25%.

     The Staff of the Securities and Exchange Commission (“SEC”) has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 17, 2000 the FASB issued a “Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” On June 30, 2000, the respective proposed statement was issued by the FASB. In August 2001, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Great Bay’s and Little Bay’s accounting for decommissioning is based on the FASB’s original tentative conclusions. The new statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The new statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset.

     The new statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the new statement is adopted, Great Bay’s and Little Bay’s decommissioning liability and annual provision for decommissioning accretion could change relative to 2001. The new statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Great Bay and Little Bay have not quantified the impact, if any, that the new statement will have on the consolidated financial statements.

     Great Bay and Little Bay, based on the initial exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to December 31, 2001, represented a liability of $85.5 million reflected in the accompanying balance sheet. As of December 31, 2000, and based on the prior NDFC study, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning expenditures, starting in 2013 and being completed in 2042 was $217.2 million, which discounted at an average rate of 5.0%, over the funding schedule to December 31, 2000 represented a liability of $73.4 million reflected in the accompanying consolidated balance sheet. In accordance with the original exposure draft, the company’s wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

     Great Bay and Little Bay accrete their share of the Seabrook Project’s decommissioning liability. This accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $3,261,000, $3,633,000 and $3,320,000 for the years ended December 31, 2001, 2000 and 1999.

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

     In June 1998, the New Hampshire State legislature enacted legislation that provides that in the event of a default by Great Bay on its payments to the decommissioning fund, the other Seabrook joint owners would be obligated to pay their proportional share of such default. As a result of the enactment of this legislation, the staff of the NRC notified Great Bay in July 1998 of the staff’s determination that Great Bay complies with the decommissioning funding assurance requirements under NRC regulations.

     In response to the obligations imposed on the other Joint Owners under the New Hampshire legislation, Great Bay agreed to make accelerated payments to the Seabrook decommissioning fund such that Great Bay will have contributed sufficient funds by the year 2015 to allow sufficient monies to accumulate, with no further payments by Great Bay to the fund, to the full estimated amount of Great Bay’s decommissioning obligation by the time the current Seabrook operating license expires in 2026. Based on the currently approved funding schedule and Great Bay’s accelerated funding schedule, Great Bay’s decommissioning payments will be approximately $1.4 million in 2002 and escalate at 4% each year thereafter through 2015. Little Bay’s share of decommissioning costs was prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay’s decommissioning account, an irrevocable trust earmarked for Little Bay’s share of Seabrook Plant decommissioning expenses. As of December 31, 2001 the fair market value of the Little Bay decommissioning account was $13.6 million.

     On November 15, 1992, Great Bay, the Bondholder’s Committee and the Predecessor’s former parent, Eastern Utilities (“EUA”) entered into a settlement agreement that resolved certain proceedings against EUA brought by the Bondholder’s Committee. Under the settlement agreement EUA reaffirmed its guarantee of up to $10 million of Great Bay’s future decommissioning costs of Seabrook Unit 1.

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

J. Taxes On Income

     The Company accounts for taxes on income under the liability method required by SFAS No. 109, “Accounting for Income Taxes.”

K. Cash Equivalents and Short Term Investments

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. The carrying amounts approximate fair value because of the short-term maturity of the investments.

     All other short-term investments with a maturity of greater than three months are classified as available-for-sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. There were no short-term investments, and accordingly no unrealized gains or losses on short term investments, as of December 31, 2001. The unrealized holding gain of $20,100 as of December 31, 2000 resulted from gross unrealized gains of $62,600 and gross unrealized losses of $42,500. The cost of short-term investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of operations. The net realized gain is recorded as a component of interest and dividend income. The net realized gain on the sale of available-for-sale investments of $12,400 in 2001 resulted from gross realized gains of $19,400 and gross realized losses of $7,000. The net realized loss on the sale of available-for-sale investments of $38,600 in 2000 resulted from gross realized gains of $12,500 and gross realized losses of $51,100

L. Seabrook Unit 2

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

M. Seabrook Outage Costs

     The Company’s operating results and the comparability of these results on an interim and annual basis are directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay and Little Bay have no electricity for resale from the Seabrook Project and consequently no related revenues. Therefore the impact of outages on the Company’s and Great Bay’s and Little Bay’s results of operations and financial position are materially adverse.

     Great Bay and Little Bay accrue for the incremental costs of the Seabrook Project’s scheduled outages over the periods between those outages. However, Great Bay and Little Bay continue to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company will incur losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on October 21, 2000. Seabrook resumed full operating capacity on February 1, 2001. Seabrook Project management have scheduled the next outage to begin in May 2002. The 2002 outage has an estimated incremental operations and maintenance cost of $32 million. The Company’s share is approximately $4.8 million. The estimate is based on a number of assumptions. Changes in assumptions for such things as labor and contractor costs, required repairs and days to perform the outage and plant operations in the interim, could cause this estimate to change.

N. Acquisitions

     On November 19, 1999, BayCorp’s wholly-owned subsidiary, Little Bay, purchased an additional 2.9% interest in the Seabrook Nuclear Power Project from Montaup, a subsidiary of EUA. The purchase price was $3.2 million plus approximately $1.9 million for certain prepaid items, primarily nuclear fuel and capital expenditures. The purchase price was funded with existing cash. Little Bay allocated the purchase price based on the estimated fair value of the assets acquired and liabilities assumed. A summary of the components of the purchase price and the purchase price allocation is as follows:

(Dollars in Thousands)

Allocation of Purchase Price:
Current assets	$1,005
Utility plant	3,890
Nuclear fuel	1,845
Liabilities assumed and other	(1,827)

$4,913

     In addition, Montaup prefunded the decommissioning liability associated with Little Bay’s 2.9% share of Seabrook by transferring approximately $12.4 million into Little Bay’s decommissioning account, an irrevocable trust earmarked for Little Bay’s share of the Seabrook Project decommissioning expenses. Little Bay recorded an asset, Decommissioning Trust Fund, for $12.4 million and a corresponding liability for the same amount. The purchase agreement required that a restricted cash-escrow account be established to cover Little Bay’s share of budgeted cash requirements for a six-month period. This fund is used to pay Little Bay’s share of Seabrook costs of operations and capital expenditures during periods of Seabrook shutdowns.

     Little Bay sells its power solely to Great Bay under an intercompany agreement at cost. Great Bay then sells the power purchased from Little Bay in the wholesale electricity market. The accompanying consolidated financial statements include the results of the acquisition since November 19, 1999. Intercompany amounts between Little Bay and Great Bay have been eliminated in consolidation.

O. Segment Information

     The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company currently operates only in the electric generating segment in the Northeast United States.

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

     Based on an average market price of common stock of $9.11 per share for the year ended December 31, 2001 and $11.35 per share for the year ended December 31, 2000, the following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding.

	December 31,	December 31,	December 31,
	2001	2000	1999

Weighted average number of common shares outstanding and used in basic EPS calculation	8,341,637	8,293,475	8,207,866
Weighted average number of common shares outstanding and used in diluted EPS calculation	8,556,994	8,293,475	8,207,866
Shares under option plans, excluded in computation of diluted EPS due to antidilutive effects	—	276,296	3,341

Q. Accumulated Other Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income” which requires the Company to report the changes in shareholders’ equity from all sources during the period other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends.) Although adoption of this standard has not resulted in any change to the historic basis of determination of earnings or shareholders’ equity, the other comprehensive income components recorded under generally accepted accounting principles and previously included under the category “retained earnings” are displayed as “accumulated other comprehensive income” within the balance sheet. The composition of other comprehensive income is as follows:

	Unrealized	Accumulated Other
	Gains (Losses)	Comprehensive
	on Securities	Income

Twelve Months Ending December 31, 1999
Beginning Balance	$565,000	$565,000
1999 Change	(568,000)	(568,000)

December 31, 1999	(3,000)	(3,000)
2000 Change	321,032	321,032

December 31, 2000	318,032	318,032
2001 Change	(95,340)	(95,340)

December 31, 2001	$222,692	$222,692

R. Reclassifications

     Certain reclassifications have been made in prior years’ financial statements to conform to classifications and presentation used in the current year.

S. Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and all its majority-owned and controlled subsidiaries. The Company has a 15% joint ownership interest in Seabrook, a 1,150 megawatt nuclear generating unit. The Company records in its financial statements its proportional share of Seabrook’s assets, liabilities and expenses. The Company applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sale of subsidiary stock are accounted for as capital transactions. At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2000 and as of December 31, 2001, the Company owned 45.9% of HoustonStreet. Of the 54.1% of HoustonStreet that is not owned by the Company, approximately 3.1% is owned by Elliott Associates L.P. and approximately 1.9% is owned by Omega Advisors Inc., both of whom are 5% or more shareholders of the Company. The remaining 49.1% is owned by unrelated parties. As a result of the above decrease in ownership, during 2000, the Company deconsolidated HoustonStreet. At December 31, 2000 and December 31, 2001, the Company accounts for this investment on the equity method. The 1999 financial statements present HoustonStreet on a consolidated basis. (See Note 12.) The Company has an agreement with HoustonStreet under which it is providing certain accounting and administrative services to HoustonStreet for the periods April 1999 to December 2001 and for the calendar year 2002. Income related to such services was $165,000 for the period ending December 31, 2001 and $641,400 for the period ended December 31, 2000.

T. Long-Lived Assets and Long-Lived Assets to be Disposed Of.

     SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of the recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The sales agreement with NU established a minimum expected value for the Company’s investment in the Seabrook plant. The Company estimates that the current carrying amount for the respective investment is the lower of the carrying amount or fair value less cost to sell in accordance with SFAS No. 121. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which replaces SFAS No. 121. This new statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new statement also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business segment). SFAS No. 144 is effective beginning January 1, 2002 and, generally is to be applied prospectively. Although the Company is studying the potential impacts of adopting this new statement, the Company does not expect it will have a significant impact on its financial position or results of operations.

U. Financial Instrument Disclosure.

     The estimated fair value of the Company’s financial instruments as of December 31, 2001 and 2000 are as follows:

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash & Cash Equivalents	$15,278	$15,278	$9,071	$9,071
Restricted Cash – Escrow	1,903	1,903	2,016	2,016
Short Term Investments	—	—	3,022	3,022
Decommissioning Trust Fund	32,048	32,048	28,146	28,146
Firm Forward Contracts	—	—	(12,879)	(12,879)

The carrying amounts approximate fair value because of the short maturity of these instruments.

V. Detail of Accruals and Other Current Liabilities

     Miscellaneous current liabilities consisted of the following as of December 31, 2001 and 2000:

	2001	2000

Unrealized Loss on Firm Forward Contracts	$—	$12,879
Accrued Seabrook Costs	900	103
Accrued Outage Costs	3,336	624
Accrued Taxes	617	612
Accrued Other	681	447

	$5,534	$14,665

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

     Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been canceled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction defects and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste. In the event of a shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners’ investment at the time of cancellation.

     Public controversy concerning nuclear power could adversely affect the operating license of Seabrook Unit 1. While the Company cannot predict the ultimate effect of such controversy, it is possible that it could result in a premature shutdown of the unit.

     With continued uncertainty about the possibility of additional terrorist activities in the United States, the Nation’s nuclear power plants, including the Seabrook Project, remain at a high level of security. On February 25, 2002, the NRC issued an order to all nuclear plant licensees, requiring them to take certain additional interim compensatory measures to address the generalized high-level threat environment. These additional compensatory requirements will provide the NRC with reasonable assurance that public health and safety and the common defense and security continue to be adequately protected in the current generalized high-level threat environment. These requirements will remain in effect pending notification from the NRC that a significant change in the threat environment occurs, or until the NRC determines that other changes are needed following a more comprehensive reevaluation of current safeguards and security programs. Seabrook remains at a high level of security and will take actions necessary to comply with the NRC order setting out the requirements for interim compensatory measures. Compliance with these requirements will result in additional incremental operating and capital costs. Should additional security measures be required by the NRC, additional operating or capital costs could be incurred at the Seabrook Project.

A. Nuclear Fuel

     The Seabrook Project’s managing agent has made, or expects to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. Many of these arrangements are pursuant to multi-year contracts with concentrate and service providers. Based on the Seabrook Project’s existing contractual arrangements, Great Bay and Little Bay believe that the Seabrook Project has available, or under supply contracts, sufficient nuclear fuel for operations through approximately 2004. Uranium concentrate and conversion, enrichment and fabrication services currently are available from a variety of sources. The cost of such concentrate and such services varies based upon market forces.

     Costs associated with nuclear plant operations include amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The Nuclear Waste Policy Act of 1982 (the “NWPA”) requires the DOE, subject to various contingencies, to design, license, construct and operate a permanent repository for high-level radioactive waste and spent nuclear fuel, which are collectively referred to as “high-level waste.”

     The joint owners of the Seabrook Project, through their managing agent NAESCO, entered into contracts with the DOE for high-level waste disposal in accordance with the NWPA. Under these contracts and the NWPA, the DOE was required to take title to and dispose of the Seabrook Project’s high-level waste beginning no later than January 31, 1998. The DOE has not met its contractual and statutory requirements under the NWPA calling for the DOE to begin accepting spent fuel from the industry by January 1998. The DOE announced that its first high-level waste repository will not be in operation until 2010 at the earliest.

     As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high-level waste disposal obligations and ruled that plant operators are entitled to monetary damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO’s case against the DOE is still pending. Until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts, nuclear plants such as Seabrook must retain high-level waste on-site or make other storage provisions. NAESCO has advised the Company that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2008

     In May 2001, the DOE issued a supplement to the 1999 draft Environmental Impact Statement of Yucca Mountain in Nevada, and public hearings on this document were held in the May-June 2001 period. On February 14, 2002, the DOE recommended to President Bush that Yucca Mountain in Nevada be developed as the nation’s first long-term geologic repository for the disposal of spent nuclear fuel and high-level nuclear waste. On February 15, 2002 the President notified Congress that he considers Yucca Mountain qualified for a construction permit application, taking the next step in a series of steps required for approving the site as a nuclear materials repository.

     The Low-Level Radioactive Waste Policy Act of 1980 requires each state to provide disposal facilities for low-level waste (“LLW”) generated within the state, either by constructing and operating facilities or by joining regional compacts with other states to jointly fulfill their responsibilities. However, the Low-Level Radioactive Waste Policy Amendments Act of 1985 permits each state in which a currently operating disposal facility is located (South Carolina, Nevada and Washington) to impose volume limits and a surcharge on shipments of LLW from states that are not members of their regional compact.

     The Seabrook Project ships certain LLW to privately owned facilities in South Carolina and Utah. Since 1999, the Project has been shipping LLW to a processing facility in Tennessee where the material is subjected to separation and volume reduction methods to minimize the final volume to be disposed at a burial site. All LLW generated by the Seabrook Project that exceeds the maximum radioactivity level of LLW accepted by these facilities is currently stored on-site at the Seabrook facility. LLW from normal Seabrook Project operations will continue to be generated at a slow rate as a result of aggressive efforts at the Seabrook Project to minimize this material. NAESCO has advised the Company that the Seabrook Project’s capacity for on-site storage of LLW is expected to be sufficient to meet the project’s storage requirements through 2006.

B. Federal Department of Energy Decontamination and Decommissioning Assessment

     Title XI of the Energy Policy Act of 1992 (the “Policy Act”) provides for decontaminating and decommissioning of the Federal DOE’s enrichment facilities to be partially funded by a special assessment against domestic utilities. Each utility’s share of the assessment is to be based on its cumulative consumption of DOE enrichment services. As of December 31, 2001, the Company had accrued its pro rata estimated obligation of $482,000 related to the project’s prior years’ usage to be paid over the 15-year period beginning October 1, 1992.

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

     The Seabrook Joint Owners are subject to retroactive assessments if losses under those policies exceed the accumulated funds available to the insurer. The maximum potential assessments against the Joint Owners with respect to losses arising during the current policy year for the primary property insurance program and the excess property damage policies are approximately $8.2 million and $10.2 million, respectively. The Company’s combined 15% share is $1.2 million and $1.5 million, respectively.

D. Nuclear Insurance

     Insurance has been purchased by the Seabrook Project from Nuclear Electric Insurance Limited (“NEIL”) to cover the costs of property damage, decontamination or premature decommissioning resulting from a nuclear incident and American Nuclear Insurance/Mutual Atomic Energy Liability Underwriters (“ANI”) to cover workers’ claims. All companies insured with NEIL and ANI are subject to retroactive assessments, if losses exceed the accumulated funds available to NEIL and ANI, respectively. The maximum potential assessment against the Seabrook Project with respect to losses arising during the current policy years are $10.9 million. The Company’s liability for the retrospective premium adjustment for any policy year ceases six years after the end of that policy year unless prior demand has been made.

     Great Bay and Little Bay also independently purchase business interruption insurance from Nuclear Electric Insurance Limited (“NEIL”). The current policy is in effect from April 1, 2001 until April 1, 2002 and a renewal policy has been signed which will be in effect from April 1, 2002 until April 1, 2003. The policy provides for the payment of a fixed weekly loss amount of $600,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from property damage occurring from a “sudden fortuitous event, which happens by chance, is unexpected and unforeseeable.” The maximum amount payable to Great Bay and Little Bay is a total of $81.1 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $789,000 should NEIL’s board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

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

3. TAXES ON INCOME

     The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999:

	December 31,	December 31,	December 31,
	2001	2000	1999

	(Dollars in Thousands)
Federal
Current	$—	$50	$(3,426)
Deferred	—	—	3,426

	$—	$50	$—

State
Current	$225	$562	$(817)
Deferred	—	—	817

	$225	$612	$—

     Accumulated deferred income taxes consisted of the following at December 31, 2001 and 2000:

	2001	2000

	(Dollars in Thousands)
Assets
Net operating loss carryforwards	$71,212	$75,003
Decommissioning expense	7,968	6,696
Unfunded pension expense	2,244	2,044
Accrued outage expense	(916)	(1,974)
Inventory	651	564
Other, net	2,028	9,177
Liabilities
Utility plant	(29,013)	(30,008)

Accumulated deferred income tax asset	54,174	61,502
Valuation allowance	(54,174)	(61,502)

Accumulated deferred income tax asset, net	$—	$—

     The federal income tax provision set forth above represents 0% of pre-tax loss in the years ended December 31, 2001, 2000 and 1999. The following table reconciles the statutory federal income tax rate to those percentages:

	December 31,	December 31,	December 31,
	2001	2000	1999

	(Dollars in Thousands)
Income (Loss) before taxes	$21,029	$(21,333)	$(4,899)
Federal statutory rate	34%	34%	34%
Federal income tax liability (benefit) at statutory Levels	7,150	(7,253)	(1,666)
Decrease (increase) from statutory levels State tax net of federal tax benefit	225	562	(817)
Valuation allowance	(7,328)	7,242	2,394
Alternative minimum tax	—	50	—
Other	(47)	(24)	89

Total Provision	$—	$50	$—

     Valuation allowances have been provided against any deferred tax assets, net due to the limitations on the use of carryforwards, discussed below, and the uncertainty associated with future taxable income. The valuation allowance of $56,086,000 as of December 31, 1994, if subsequently recognized, will be allocated directly to paid in capital.

     For federal income tax purposes, as of December 31, 2001, the Company had net operating loss carry forwards (“NOLs”) of approximately $209 million, which are scheduled to expire between 2004 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $115 million of these carryforwards. The Company’s best estimate at this time is that the annual limitation on the use of $115 million of the Company’s NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company’s restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The Company’s other $94 million of NOLs are not currently subject to such limitations.

4. ENERGY MARKETING

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

5. PURCHASED POWER AGREEMENTS

     Great Bay is party to a purchased power agreement, dated as of April 1, 1993 (the “UNITIL Purchased Power Agreement”), with UNITIL Power Corporation (“UNITIL”) that provides for Great Bay to sell to UNITIL 0.8696% of the energy and capacity of Seabrook, approximately 10 MW. The UNITIL Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The current price of power under the UNITIL Purchased Power Agreement is 5.38 cents per kilowatt-hour (“kWh”). The price is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. UNITIL has an option to extend the UNITIL Purchased Power Agreement for an additional 12 years until 2022.

     The UNITIL Purchased Power Agreement was front-end loaded whereby UNITIL paid higher prices, on an inflation-adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by UNITIL in the early years of the UNITIL Purchased Power Agreement was quantified in a “Balance Account” which increased annually to a total of $4.1 million in July 1998, and then decreased annually, reaching zero in July 2001. If the UNITIL Purchased Power Agreement had terminated prior to its scheduled termination, and if at that time there was a positive amount in the Balance Account, Great Bay would have been obligated to refund that amount to UNITIL Power. To secure the obligation of Great Bay to repay UNITIL the amount in the Balance Account, the UNITIL Purchased Power Agreement granted UNITIL a “Second Mortgage” on Great Bay’s interest in the Seabrook Project. As a result of the Balance Account reaching zero in July 2001, the Second Mortgage was discharged by UNITIL in August 2001.

     To secure the obligation of Great Bay under the UNITIL Purchased Power Agreement to pay damages in the event of a default by Great Bay, the UNITIL Purchased Power Agreement grants UNITIL a “Third Mortgage” on Great Bay’s interest in the Seabrook Project. The Third Mortgage is subject and subordinate to (i) senior mortgages and security agreements securing Great Bay’s indebtedness to lenders in an aggregate amount not to exceed $80,000,000 and (ii) other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure a Balance Account or similar obligation. The UNITIL Purchased Power Agreement further provides that UNITIL’s Third Mortgage will rank pari passu with other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure potential payment of damages or similar obligations.

     Great Bay originally entered into a power sales agreement, dated as of November 19, 1999, with Little Bay. Great Bay and Little Bay renewed this agreement on November 19, 2001 for a one-year term ending November 19, 2002. Under the terms of the agreement, Little Bay sells at cost, and Great Bay purchases, all of the output of the portion of Seabrook owned by Little Bay. This agreement is a unit power sale agreement. Accordingly, when all or part of Little Bay’s interest in Seabrook is not producing, the obligation of Little Bay to sell (and of Great Bay to purchase) is proportionately eliminated. The agreement can be terminated at any time by mutual consent of the parties, after any notice required by law.

     In February 2001, Great Bay executed a Purchase Power Agreement with Select Energy (“Select”) whereby Great Bay sold 50 MWs of energy associated with the Seabrook Project to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. Millstone is a nuclear power plant located in Connecticut. The term of this agreement was April 1, 2001 through December 31, 2001. Delivery of power from either company was contingent on each of the units operating at a certain capacity.

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

6. STOCK OPTION PLAN

     On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the “1996 Plan”), which received shareholder approval at the Company’s annual meeting on April 16, 1996. On May 2, 2001 the Board of Directors of the Company established the 2001 Non-Statutory Stock Option Plan (the “2001 Plan”). The 2001 Plan was presented for shareholder approval at the Company’s annual meeting on April 24, 2002. The purpose of these plans is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company’s future growth and success. Options granted pursuant to the 1996 Plan may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or nonstatutory options, which are not intended to meet the requirements of Section 422. Options granted pursuant to the 2001 plan will be non-statutory options that are not intended to meet the requirements of Section 422 of the Internal Revenue Code. The 1996 Plan and the 2001 Plan are administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to shareholder approval in certain instances.

     The Company accounts for the plans under Accounting Principles Board Opinion No. 25, and as such no compensation cost has been recognized as the options are granted at fair market value.

     On December 3, 1998, the Board of Directors of the Company voted to reprice all of the outstanding options of the Company, at that date, as the then outstanding options were “out of the money.” The Board of Directors determined that the then outstanding options no longer had the desired motivational effect or compensatory benefit for the employees. The repricing of the options was based on the current market value of the stock as of December 18, 1998. Simultaneously with the repricing, 139,583 existing options were forfeited.

     FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation(“FIN 44”), effective July 1, 2000 and applied prospectively, (except for direct or indirect option repricings and the definition of an employee in which case the effective date is December 15, 1998), addresses compensation issues regarding the definition of an employee, modifications to plan awards, changes in grantee status, business combinations and share repurchase features. For transactions subject to the December 15, 1998 effective date, no compensation expense is recognized for the period between December 15, 1998 and July 1, 2000. FIN 44 requires variable accounting when direct or indirect reductions of the exercise price occur. During 2000, the Board of Directors of the Company accelerated the vesting period of the options held by certain employees of the Company. In accordance with FIN 44, the Company recorded compensation expense related to the repriced options and the accelerated options of $110,000. Compensation expense for 2001 for these options was $358,000.

     In October 2001, the Company issued 240,000 options to management under the 2001 plan. The options have an exercise price of $9.05 and vest only upon completion of a sale of the Seabrook facility.

     Had compensation cost for these Plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts.

	2001	2000	1999

Net Income (Loss): As Reported	$20,804	$(21,945)	$(4,740)
Pro Forma	18,517	(23,056)	(5,146)
Earnings (Loss) Per Share (Basic): As Reported	$2.49	$(2.65)	$(0.58)
Pro Forma	2.22	(2.78)	(0.63)
Earnings (Loss)Per Share (Diluted): As Reported	$2.43	$(2.65)	$(0.58)
Pro Forma	2.16	(2.78)	(0.63)

     A summary of the Company’s stock option plan at December 31, 2001, 2000 and 1999, and changes during the years then ended, is presented in the table and narrative below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	711,001	$6.14	700,917	$5.36	417,417	$4.92
Granted	410,500	$9.30	132,400	$9.40	323,500	$2.88
Exercised	(67,000)	$6.31	(102,316)	$5.01	(40,000)	$4.90
Forfeited	—		(20,000)	$4.75	—
Expired	(7,800)		—		—
Outstanding at end of year	1,046,701	$7.39	711,001	$6.14	700,917	$5.36
Exercisable at end of year	682,034	$7.24	571,668	$5.86	476,005	$4.92
Weighted average fair value of options granted		$7.06		$6.85		$3.66

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2001, 2000 and 1999:

		Weighted Exercise	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of Shares	Contractual Life	Exercise	of Shares	Exercise
Range of Exercise Prices	Outstanding	in Years	Price	Exercisable	Price

2001
$2.88 - $4.32	40,000	4.3	$2.88	40,000	$2.88
$4.33 - $6.50	300,601	1.8	$4.84	300,601	$4.84
$6.51 - $9.74	545,600	5.8	$8.25	230,933	$7.69
$9.75 - $12.69	160,500	6.3	$10.40	110,500	$10.47
Total	1,046,701	4.7	$7.39	682,034	$6.60
2000
$2.88 - $4.32	40,000	5.3	$2.88	40,000	$2.88
$4.33 - $6.50	316,601	2.7	$4.82	316,601	$4.82
$6.51 - $9.74	337,600	5.1	$7.55	198,267	$7.72
$9.75 - $12.69	16,800	3.9	$12.69	16,800	$12.69
Total	711,001	4.0	$6.19	571,668	$5.86
1999
$2.88 - $4.32	60,000	6.3	$2.88	60,000	$2.88
$4.33 - $6.50	416,917	3.4	$4.82	416,005	$4.82
$6.51 - $9.74	224,000	5.5	$6.88	0	0
Total	700,917	4.3	$5.31	476,005	$4.45

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999 respectively: weighted average risk-free interest rates of 4.9, 6.4 and 5.5 percent, expected dividend yields of 0 % and expected lives of seven years and expected volatility of 67%, 71% and 54%, respectively.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133, as amended by SFAS No. 137, was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company’s election, before January 1, 1998).

     The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company has taken an inventory of its contracts and identified the forward sale and purchase contracts that were marked to market in accordance with EITF 98-10, as derivatives under SFAS No. 133. The Company did not identify any other contracts to be derivatives under SFAS No. 133. The Company will continue to mark to market its forward sale and purchase contracts in accordance with EITF 98-10 and EITF 00-17 and thus the adoption of SFAS No.133 did not have an impact on the Company’s financial position or results of operations.

     Additional new Statements of Financial Accounting Standards were approved and issued by the FASB in 2001. These statements are described in Footnotes 1(H) and 1(T) of the financial statements.

8. PROPERTY TAXES

     For each of the tax years 1994, 1995, 1996, 1997 and 1998, Great Bay filed property tax abatement applications with the towns of Hampton and Hampton Falls. The abatement requests were denied. Great Bay filed appeals for each of those years with the New Hampshire Board of Tax and Land Appeals (the “BTLA”). On November 11, 1999, Great Bay reached agreements settling the property tax litigation. As a result of the settlement agreement, Great Bay received $146,450 from the Town of Hampton and $21,967 from the Town of Hampton Falls. With regard to Hampton Falls, the settlement established an assessed valuation of $7,000,000 for 1999 and $2,500,000 for 2000. With regard to the Town of Hampton, the settlement established an assessed valuation of $20,000,000 for 1999 and $15,000,000 for 2000. On November 19, 2001, Great Bay approved an Addendum to the Settlement Agreement dated November 11, 1999. This addendum extended the property tax settlement agreements through December 2002. With regard to Hampton Falls, the addendum established an assessed valuation of $3,000,000 for 2001 and $2,500,000 for 2002. With regard to the Town of Hampton, the settlement established an assessed valuation of $17,000,000 for 2001 and $16,000,000 for 2002.

9. COMMITMENTS AND CONTINGENCIES

     BayCorp and its wholly owned subsidiaries currently lease office space under noncancelable operating leases. Rental expense under operating lease agreements for the years ended December 31, 2001, 2000 and 1999 was $101,325, $78,747 and $96,500, respectively.

     Future minimum commitments for operating leases as of December 31, 2001 are as follows:

Year Ending	Operating Leases

December 31, 2002	$60,000
December 31, 2003	60,000
December 31, 2004	60,000
December 31, 2005	60,000
December 31, 2006	60,000

Total	$300,000

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     HoustonStreet developed and operates HoustonStreet.com. During 1999, HoustonStreet developed and operated a platform for the trading of electricity over the Internet. As of December 31, 1999, the Company owned 100% of HoustonStreet.

     During 2000, the Company loaned $7,000,000 to HoustonStreet at an annual interest rate of 10%. As of December 31, 2000, the Company also had approximately $570,000 in receivables due from HoustonStreet.

     HoustonStreet raised additional capital in 2000 to fund its development and operations. In February 2000, HoustonStreet raised $11,0000,000 in cash by issuing 4,814,815 shares of common stock at $0.415 per share and 2,400,001 shares of Series A preferred stock at $3.75 per share. The Company’s ownership in HoustonStreet at the end of February 2000 was 58.1%. In March 2000, HoustonStreet raised $5,600,005 in cash by issuing 266,667 shares of its common stock at $3.75 per share and 1,226,668 shares of Series A preferred stock at $3.75 per share. The Company’s ownership in HoustonStreet at the end of March 2000 was 53.5%. In April 2000, HoustonStreet raised $13,500,000 by issuing 133,334 shares of Series A preferred stock at $3.75 per share and 1,083,334 shares of Series B preferred stock at $12.00 per share. The Company’s ownership in HoustonStreet at the end of April 2000 was 50.2%. In May 2000, HoustonStreet received approximately $4,998 from the exercise of an employee stock option. The Company’s ownership in HoustonStreet at the end of May 2000 was 50.0%. On December 4, 2000, HoustonStreet signed an agreement with Enron Net Works LLC to have electricity and natural gas prices that are posted on EnronOnline automatically posted on HoustonStreet. HoustonStreet issued Enron 1,781,043 shares of common stock in exchange for this agreement. As a result, as of December 4, 2000, the Company’s ownership in HoustonStreet was 45.9%. The Company reflected its proportionate share of subsidiary equity resulting from the additional equity raised by HoustonStreet as a capital transaction in accordance with SEC Staff Accounting Bulletin Topic 5:H. These sell down gains resulted in an unrealized gain for 2000 of approximately $6.7 million recorded as additional paid in capital in the accompanying statement of changes in shareholders’ equity.

     As a result of its capital raising activities in 2000, on December 4, 2000 HoustonStreet sold an amount of its own stock such that BayCorp no longer had majority ownership in or control over HoustonStreet. In 2000, the Company recorded its portion of the operating losses for the period during which the Company owned more than 50% of HoustonStreet. The loss for this period was $22,258,967. As of December 4, 2000, the Company deconsolidated HoustonStreet and started accounting for this investment on the equity method effective for the full year ended December 31, 2000. The Company’s equity method investment upon deconsolidation was negative (HoustonStreet’s losses exceeded the Company’s investment in HoustonStreet) and the Company wrote its investment to zero. At the point of deconsolidation, the Company’s investment balance was approximately negative $11.2 million. As BayCorp had no obligation to fund HoustonStreet, a gain was recognized when HoustonStreet was deconsolidated. As a result of all of the above, an equity loss in investment of $11,077,000 was reflected in the Company’s 2000 financial statements.

Balance Sheet
Reconciliation

Carrying Value at December 31, 1999	$(3,216,957)
Company’s Sell Down Gains	6,725,185
Company’s Equity in HoustonStreet Loss as of December 4, 2000	(22,258,967)
Loan to HoustonStreet	7,000,000
Receivable due from HoustonStreet	569,766

Carrying Value at December 4, 2000	(11,180,973)
Gain on Deconsolidation at December 4, 2000	11,180,973

Carrying Value at December 31, 2000	$0

Income Statement
Reconciliation

Company’s Equity in HoustonStreet Loss as of December 4, 2000	$(22,258,967)
Gain on Deconsolidation at December 4, 2000	11,180,973

Company’s Equity in HoustonStreet Loss as of December 31, 2000	$(11,077,994)

     In June 2001, HoustonStreet issued 426,667 shares of its common stock to settle amounts owed to a creditor of HoustonStreet. The Company’s ownership in HoustonStreet at the end of June 2001 was 45%. In December 2001, HoustonStreet cancelled 850,521 shares of common stock previously issued to Enron in 2000. Enron terminated the agreement between HoustonStreet and Enron based on allegations that HoustonStreet had defaulted under the agreement. The agreement provided for the cancellation of certain shares upon this termination by Enron. HoustonStreet believes that Enron wrongfully terminated its agreement with HoustonStreet and is pursuing its rights and remedies under the contract. Also in December 2001, HoustonStreet repurchased 281,650 shares of Series A preferred stock from certain investors for $3.00. The Company’s ownership in HoustonStreet at the end of December 2001 was 47.5%.

     Under the equity method in 2001, the Company did not recognize HoustonStreet operating losses as the Company was no longer a majority owner and did not have voting control of HoustonStreet. In March 2001, the Company loaned an additional $450,000 in cash to HoustonStreet as part of a senior secured debt financing. The secured creditors, including BayCorp, have a first priority secured interest in all of HoustonStreet’s assets. The Company recorded this loan as an equity loss in HoustonStreet in 2001 because it was uncertain if and when this amount would be recovered given the termination of the agreement with Enron that followed in June 2001. The table below reflects the pro rata portion of operating losses attributable to BayCorp’s interest in HoustonStreet for 2000 and 2001.

HoustonStreet	2000	2001

Total assets	$11,958,624	$1,256,362
Total liabilities	15,395,770	14,784,077
Net sales	523,393	1,899,498
Net loss	(40,046,837)	(14,936,899)
Company’s equity in net loss	(22,258,967)	(6,856,037)

     As of December 31, 2001, HoustonStreet had ceased operation of its electricity trading platform and focused exclusively on its crude oil and refined products trading platform. The Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet.

11. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     Historical financial statements of the Company have been amended to (i)  restate the Company’s 1999 financial statements to present HoustonStreet Exchange, Inc. (“HoustonStreet”) on a consolidated basis for 1999 and to include HoustonStreet financial statements and footnotes for 1999, 2000 and 2001, (ii) record an increase in 2000 in the value of the Company’s ownership in HoustonStreet and an offsetting increase to additional paid in capital of approximately $6.7 million, as a result of HoustonStreet’s sale of additional equity; this increase in the Company’s investment in HoustonStreet increased the Company’s 2000 loss by $6.7 million, (iii) record a decrease of approximately $448,000 in 2000 and an increase of approximately $659,000 in 2001 in general and administrative expenses for compensation costs related to repriced and accelerated options and costs associated with moving the Company’s headquarters, (iv) record an increase in 2001 tax expenses of $225,000 based on actual taxes incurred, and (v) reclassify decommissioning accretion and decommissioning interest on the Consolidated Statements of Income from Other Income/Deductions to Operating Expenses for all periods presented. These restatements are all non-cash adjustments to the Company’s financial statements. The Footnotes have been modified to reflect these restatements. The amendments also include minor financial statement reclassifications and other modifications to the Footnotes.

The following Report of Independent Public Accountants is a copy of the previously issued Arthur Andersen LLP report on HoustonStreet Exchange, Inc. Arthur Andersen LLP has not reissued this report.

HOUSTONSTREET EXCHANGE, INC.

Consolidated Financial Statements
as of December 31, 2000 and 1999
Together with Auditors’ Report

Report of Independent Public Accountants

To the Board of Directors of
HoustonStreet Exchange, Inc.:

     We have audited the accompanying consolidated balance sheets of HoustonStreet Exchange, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2000 and for the period from inception (April 27, 1999) to December 31, 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HoustonStreet Exchange, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from inception to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, since inception, has a net capital deficiency and expects to incur additional losses that, along with current conditions in the capital markets, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 and Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 30, 2001

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999

	2000	1999

ASSETS
Current Assets:
Cash and cash equivalents	$4,499,466	$133,471
Restricted cash	223,145	—
Accounts receivable	183,877	9,424
Other current assets	303,150	29,397

Total current assets	5,209,638	172,292
Property and Equipment (Note 3)	7,794,747	3,098,530
Accumulated Depreciation	(2,752,595)	(286,407)

Total property and equipment, net	5,042,152	2,812,123
Intangible Assets, net of amortization (Note 2)	1,706,834	—
Total assets	$11,958,624	$2,984,415

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,246,730	$1,962,948
Accounts payable to parent	569,766	—
Accrued expenses	1,579,269	111,383
Notes payable to parent (Note 5)	7,000,000	4,127,041

Total current liabilities	15,395,765	6,201,372
Commitments and Contingencies (Note 8)
Series A preferred stock; $0.01 par value – (Note 6)
Authorized—3,760,003 shares
Outstanding—3,760,003 shares	14,100,011	—
Series B preferred stock; $0.01 par value – (Note 6)
Authorized 2,333,334 shares
Outstanding—1,083,334 shares	13,000,008	—
Preferred Stock of Subsidiary (Note 6)	7,333,334	—
Shareholders’ Deficit: (Note 6)
Common stock; $0.01 par value–
Authorized—50,000,000 shares
Issued and outstanding—16,922,525 and 10,000,000 shares at December 31, 2000 and 1999, respectively	169,225	100,000
Additional paid-in capital	5,404,075	80,000
Accumulated deficit	(43,443,794)	(3,396,957)

Total shareholders’ deficit	(37,870,494)	(3,216,957)
Total liabilities and shareholders’ deficit	$11,958,624	$2,984,415

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
FROM INCEPTION TO DECEMBER 31,1999

	2000	1999

Operating Revenues (Note 1)	$523,393	$59,186
Operating Expenses: (Note 1)
Selling and marketing	6,886,306	972,203
Product development	11,796,000	893,126
General and administrative	14,742,000	1,208,312
Depreciation and amortization	2,540,396	286,407
Impairment write-down of assets	4,714,559	0

Total operating expenses	40,679,261	3,360,048
Operating loss	(40,155,868)	(3,300,862)
Other Income and Expense
Interest Expense	(195,627)	(97,482)
Interest Income	337,816	1,387
Other Expenses	(33,158)	—

Total Other Income (Expenses)	109,031	(96,095)
Net loss	$(40,046,837)	$(3,396,957)

Basic and Diluted Net Loss per Common Share	$(2.71)	$(0.34)

Weighted Average Shares Outstanding	14,781,705	10,000,000

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF
SHAREHOLDER’S DEFICIT
FOR THE YEAR ENDED DECEMBER
31, 2000 AND FOR THE PERIOD
FROM INCEPTION THRU
DECEMBER 31, 1999

	Common Stock		Additional		Total
	Shares		Paid-in	Accumulated	Shareholders'
	Issued	Amount	Capital	Deficit	Deficit

Balance, Inception	—	$—	$—	$—	$—
Issuance of common stock, $0.01 par value	10,000,000	100,000	80,000	—	180,000
Preferred stock, $0.01 par value	—	—	—	—	—
Net loss				(3,396,957)	(3,396,957)

Balance, December 31, 1999	10,000,000	$100,000	$80,000	$(3,396,957)	$(3,216,957)
Issuance of common stock, $0.01 par value	5,081,482	50,815	2,949,187	—	3,000,002
Issuance of common stock in exchange for an intangible asset, $0.01 par value (Note 2)	1,781,043	17,810	1,763,233	—	1,781,043
Exercise of stock options	60,000	600	4,398	—	4,998
Issuance of warrants in
exchange for services (Note 6)	—	—	607,257	—	607,257
Net loss	—	—	—	(40,046,837)	(40,046,837)

Balance, December 31, 2000	16,922,525	$169,225	$5,404,075	$(43,443,794)	$(37,870,494)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
FROM INCEPTION THRU DECEMBER 31, 1999

	2000	1999

Operating Activities:
Net loss	$(40,046,837)	$(3,396,957)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	2,540,396	286,407
Impairment writedown of assets	4,714,559	0
Changes in operating assets and liabilities–
Accounts receivable	(174,453)	(9,424)
Other current assets	(273,753)	(29,397)
Accounts payable	4,283,782	1,962,948
Accounts payable to parent	569,766	—
Accrued expenses	1,467,886	111,383

Net cash used in operating activities	(26,918,654)	(1,075,040)
Investing Activities:
Purchases of property and equipment	(8,803,518)	(3,098,530)
Change in restricted cash	(223,145)	—

	(9,026,663)	(3,098,530)
Financing Activities:
Proceeds from issuance of common stock	3,000,002	180,000
Proceeds from exercise of stock options	4,998	—
Proceeds from issuance of Series A preferred stock	14,100,011	—
Proceeds from issuance of Series B preferred stock	13,000,008	—
Proceeds from preferred stock of subsidiary	7,333,334	—
Notes payable to parent	2,872,959	4,127,041

Net cash provided by financing activities	40,311,312	4,307,041
Net increase in cash and cash equivalents	4,365,995	133,471
Cash and Cash Equivalents, beginning of period	133,471	—

Cash and Cash Equivalents, end of year	$4,499,466	$133,471

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	$96,095

Cash paid during the period for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     HoustonStreet Exchange, Inc. (HoustonStreet or the Company) developed and operates HoustonStreet.com, an Internet-based trading platform and information portal for wholesale energy-related commodities. HoustonStreet offers online trading exchanges for electricity, crude oil and refined products in the United States and exchanges for electricity in Europe. The Company was incorporated in Delaware on April 27, 1999 (inception). HoustonStreet initially launched its Internet-based wholesale electricity trading exchange in the Northeast in July 1999 and nationwide in September 1999. In May 2000, HoustonStreet launched exchanges for crude oil, refined products and a new electricity platform dedicated to standard products trading. In September 2000, HoustonStreet launched an exchange for electricity in Europe with trading floors for the United Kingdom, Germany, Belgium, Switzerland, Austria and the Netherlands.

     During fiscal year 2000, the Company established a new subsidiary, HoustonStreet B.V. (United Kingdom), for the purpose of providing related services primarily to European companies (HoustonStreet Exchange Europe).

     The Company is subject to certain risks common to rapidly growing technology-based companies. Principal risks to the Company include the need to obtain adequate financing to fund future expansion and operations, dependence on key employees and suppliers, competition and market acceptance, the need to manage growth and expansion and the need for successful marketing, development and protection of its products and services to achieve profitable future operations.

     The Company has incurred losses of $43,443,794 from inception through December 31, 2000 and expects to incur additional losses. These losses have been funded through borrowings from BayCorp Holdings (an affiliated company) and the sale of common and preferred stock of the Company and its subsidiary. The future viability of the Company is dependent on its ability to obtain necessary additional financing and to generate cash from operations. The Company intends to continue to obtain additional equity and debt financing in order to further develop its products and markets and to meet working capital requirements. Nonetheless, there can be no assurance that the Company will be able to raise additional capital.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary, HoustonStreet B.V. All significant intercompany balances and transactions have been eliminated.

     Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, establishes standards of financial accounting and reporting for foreign currency transactions in financial statements of a reporting enterprise and for translating foreign currency financial statements that are incorporated in the financial statements of an enterprise by consolidation.

     Transaction gains or losses realized upon settlement of a foreign currency transaction are included in the income statement. The Company determined that the functional and the reporting currency of its subsidiary is the U.S. dollar. The effects of translation of their financial statements are immaterial to the consolidated statements as a whole.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

Cash and Cash Equivalents

     Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Restricted Cash

     Restricted cash at December 31, 2000 represents cash that is required to be held in escrow in accordance with a lease agreement for the Company’s office space in Portsmouth, New Hampshire.

Revenue Recognition

     Operating revenue consists of commissions for megawatt hours and thousands of barrels (BBLS) traded on HoustonStreet.com and is recognized once the terms of the trade have been accepted by both parties to the trade.

Selling and Marketing Expenses

     Selling and marketing expenses include advertising and promotional expenditures, payroll and expenses related for personnel engaged in marketing, customer service and related activities.

Product Development Expenses

     Product development expenses include payroll and related expenses for Web site development and information technology personnel and Web content and design expenses.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and disclose pro forma income amounts that would have resulted from recognizing employee awards at their fair value. The Company has elected to account for employee stock-based compensation expense under APB Opinion No. 25 and make the required pro forma disclosures for compensation (see Note 7).

Income Taxes

     The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed its computer and software assets at December 31, 2000 and determined that there was an impairment of $4,714,559 related to such assets. The related charge is included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2000.

Fair Value of Financial Instruments

     The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

fair value due to the short-term nature of these instruments. At December 31, 2000, the notes payable to parent bears interest at 10% and the carrying amount approximates fair value. The notes payable at December 31, 1999 bear interest at a variable market rate and the carrying amount approximates fair value.

Net Loss per Share

     Basic net loss per share is computed by dividing net loss by the weighted number of common shares outstanding for all periods presented. Diluted net loss per share reflects the dilutive effect of shares under option plans, warrants and convertible preferred stock. Potentially dilutive shares, if any, outstanding during the period have been excluded from diluted net loss per share because their effect would be anti-dilutive.

     The following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding:

	Period Ended December 31,

	2000	1999

Weighted average number of common shares outstanding and used in basic and diluted EPS calculation	14,781,705	10,000,000

Shares under option plans, warrants and convertible preferred stock, excluded in computation of diluted EPS due to antidilutive effects	4,971,186	215,804

Recent Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requiring computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company adopted SOP 98-1 for the period ending December 31, 1999.

     In April 1998, the AICPA issued SOP 98-5, Reporting on Costs of Start-up Activities, requiring all costs associated with preopening, preoperating and organization activities to be expensed as incurred. The Company has charged all such costs to operations for the periods ending December 31, 2000 and 1999.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133, and in June 2000, issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Activities, an amendment to SFAS No. 133. This Statement, SFAS No. 133 as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company did not identify any contracts that qualify as derivatives under SFAS No. 133.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

2. TRANSACTION WITH ENRONONLINE

     On December 4, 2000, the Company issued 1,781,043 shares of common stock to Enron Net Works LLC, an affiliate of Enron North America Corp (Enron). Enron owns and operates EnronOnline, an electronic energy trading platform. The common stock was issued along with the right for Enron to receive (earn) an additional 763,305 shares of the Company’s common stock based upon volumes transacted over a linked trading platform and warrants to acquire an additional 2,544,347 shares of the common stock of the Company, at par, within 60 days after the first anniversary date on which the two sites are electronically connected (Technology Interface Date). In addition, Enron has the right, at any time prior to the Company’s initial public offering, to purchase common stock offered by the Company, at the then offering price, in order to avoid dilution of Enron’s ownership in the Company. In exchange, the Company received the right to establish a link from HoustonStreet’s online trading floor to the online trading floor of Enron. The link allows all offers that are posted by Enron on its online trading floor to be posted on the HoustonStreet online trading floor as well. HoustonStreet registered traders will then have access to offers that are posted by Enron without having to leave the HoustonStreet Web site. The right is for a two-year period. Enron may extend the initial term for an additional period of one year upon properly notifying the Company.

     The fair value of the common stock issued on December 4, 2000 has been recorded by the Company in the accompanying consolidated statement of shareholders’ deficit with a corresponding intangible asset of $1,781,043. The Company is amortizing the asset over the initial two-year period beginning in December 2000. The balance presented in the accompanying balance sheet is net of December 2000 amortization of $74,209. This asset will be periodically reviewed for impairment based on current circumstances and an assessment of future cash flows.

     The right to receive (earn) additional shares will be accounted for as the trading volume thresholds are met, as defined in the agreement. The warrants, if exercised, will be accounted for when the final value is fixed on the first anniversary of the Technology Interface Date.

3. PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures that significantly improve or extend the life of an asset are capitalized. Computer equipment and software consists of computer hardware, external software application development costs and costs for upgrades and enhancements to the system that result in additional functionality. Maintenance and repairs are charged to expense when incurred. Depreciation of computer equipment, software, office equipment and furniture is calculated on the straight-line basis over an estimated useful life of three years.

     Property and equipment consist of the following:

	December 31,

	2000	1999

Computer equipment and software	$7,460,822	$2,965,942
Office equipment and furniture	333,925	132,588

	7,794,747	3,098,530
Less—Accumulated depreciation and amortization	(2,752,595)	(286,407)

	$5,042,152	$2,812,123

     Depreciation and amortization expense was $7,254,955 (including a $4,714,559 impairment charge in 2000, see Note 1) and $286,407 for the periods ended December 31, 2000 and 1999, respectively.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

4. ACCRUED EXPENSES

     Accrued expenses consist of the following:

	December 31,

	2000	1999

Accrued professional services	$989,351	$102,241
Taxes other than income taxes	17,000	9,142
Accrued employee payroll and vacation costs	265,454	—
Other accruals	307,464	—

	$1,579,269	$111,383

5. NOTES PAYABLE

     On September 21, 2000, the Company entered into a Promissory Note and Revolving Credit Agreement with BayCorp in the amount of $7,000,000 at a 10% annual interest rate, due December 31, 2000. As of December 31, 2000, $7,000,000 was outstanding under this agreement. As this amount has not been repaid as anticipated, the Company is in default under this agreement as of December 31, 2000. See footnote 12 for further discussion.

     On May 25, 1999, the Company entered into a Promissory Note and Revolving Credit Agreement with BayCorp in the amount of $1,000,000 and at an annual interest rate equal to the prime rate (7.5% at December 31, 1999) minus 100 basis points. As of December 31, 1999, $1,000,000 was outstanding under this agreement. The agreement terminated and the outstanding balance was paid in full in fiscal year 2000.

     On October 7, 1999, the Company entered into a Promissory Note and Revolving Credit Agreement with BayCorp in the amount of $4,000,000, also at an annual interest rate equal to the prime rate minus 100 basis points. As of December 31, 1999, $3,127,041 was outstanding under this agreement. The agreement terminated and the outstanding balance was paid in full in fiscal year 2000.

6. STOCK TRANSACTIONS AND SHAREHOLDER’S DEFICIT

Authorized Capital

     At December 31, 2000, the authorized capital stock of the Company consists of 50,000,000 shares of common stock, $0.01 par value per share, of which 16,922,525 shares were issued and outstanding; 3,760,003 Series A convertible preferred shares, authorized, issued and outstanding, $0.01 par value per share, and 2,333,334 Series B convertible preferred shares, $0.01 par value per share, authorized, 1,083,334 issued and outstanding.

Preferred Stock

     Preferred stock may be issued from time to time in one or more series by the Board of Directors. Any shares of preferred stock that may be redeemed, repurchased or acquired by the Company may be reissued, except as otherwise provided by law. Different series of preferred stock shall not be construed to constitute different classes of shares for the purposes of voting by classes unless expressly provided.

     The Company has authorized for issuance 6,093,337 shares of preferred stock as of December 31, 2000, of which 3,760,003 shares are designated as Series A convertible preferred stock (Series A stock) and 2,333,334 shares are designated as Series B convertible preferred stock (Series B stock).

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

Series A and B Convertible Preferred Stock

The rights, preferences and privileges of the Series A and B stock are as follows:

Dividends

The holders of Series A and B stock will be entitled to receive cash dividends, when and if declared by the Company’s Board of Directors. No cash dividends may be declared or paid on any other class or series of HoustonStreet stock unless the dividends have been declared and paid on the Series A and B stock. The Company does not foresee declaring or paying any dividends in the future.

Optional Conversion

Each share of Series A or B stock may be converted at any time, at the option of the holder into one share of common stock. This conversion rate is subject, with certain exceptions, to weighted average antidilutive adjustment in the event of subsequent issuances of capital stock for less than $3.75 per share for the Series A stock and $12.00 per share for the Series B stock. The Company may issue shares of common stock in connection with a merger or acquisition or to employees, directors and consultants at any price without triggering an antidilutive adjustment. This conversion rate is also subject to proportionate adjustment for stock splits, stock dividends, combinations and similar recapitalizations.

Mandatory Conversion

Series A and B stock not converted sooner will be automatically converted into common stock upon the closing of the Company’s initial underwritten qualified public offering of common stock pursuant to an effective registration statement under the Securities Act of 1933. A qualified initial underwritten public offering will be deemed to occur when the Company sells common stock pursuant to an effective registration statement under the Securities Act, resulting in gross proceeds to the Company of at least $25.0 million, at a price to the public of at least $9.50 per share (as adjusted for stock splits, stock dividends, recapitalizations and similar events). Under automatic conversion, no adjustments will be made for accrued and unpaid dividends and no accrued and unpaid dividends will be paid on the Series A or B stock.

Voting

Each share of Series A and B stock is entitled to a number of votes equal to the number of shares of common stock into which each such share is then convertible (initially one). Except as otherwise required by law or the Company’s Certificate of Incorporation, holders of Series A and B stock vote together with the holders of common stock and all other shares of capital stock as a single class. Holders of Series A and B stock do not have cumulative voting rights. The terms of the Series A and B stock may not be amended so as to affect adversely the Series A and B stock without the approval of the holders of 75% of the then outstanding shares of Series A and B stock.

Redemption

Each holder of at least 5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder’s outstanding shares of Series A or B stock in three equal annual installments on each of the fourth, fifth and sixth anniversaries of their initial issuance. The redemption price is $3.75 per share of Series A stock and $12.00 per share of Series B stock (subject to appropriate adjustment in the event of stock dividends, stock splits, combinations or other similar recapitalizations). This stock’s redemption amount is currently equal to its carrying value. In addition, each holder of at least 5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder’s outstanding shares of Series A or B stock at any time at a price per share equal to the par value of the Series A or B stock ($0.01).

Registration Rights

The holders of shares of Series A and B stock have certain demand registration rights that enable them to require the Company to register their shares at any time after the earlier of (i) the third anniversary date of their initial issuance or (ii) 180 days after

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

the closing of the Company’s first underwritten public offering. In addition, holders of Series A and B stock have piggyback registration rights with respect to offerings by the Company, subject to customary underwriter cutbacks and other restrictions.

Liquidation Preference

In the event of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Series A stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders, on a pari passu basis with the holders of Series B stock then outstanding, after and subject to the payment in full of all amounts required to be distributed to the holders of capital stock (if any) ranking on liquidation prior and in preference to the Series A stock, an amount equal to $3.75 per share and $12.00 per share for the Series A and B stock, respectively, plus any declared but unpaid on such shares. After the payment of all liquidation preferences, the Company’s remaining assets available for distribution among stockholders would be shared by the Company’s stockholders holding stock that ranks junior to the Series A and Series B stock, including common stockholders. A consolidation or merger of the Company with or into one or more corporations, or a sale of all or substantially all of the Company’s assets, will be deemed to be a liquidation of the Company. However, each holder of Series A or B stock may elect otherwise as to that holder’s shares of Series A or B stock.

Preferred Stock of Subsidiary

     At December 31, 2000, the authorized capital stock of HoustonStreet B.V. (HS B.V.) consists of 20,000,000 ordinary shares authorized, 10,000,000 of which is issued, outstanding and owned by the Company, 9,999,997 preference A shares authorized, 1,629,627 issued and outstanding and 1 preference B share, 1 preference C share and 1 preference D share, authorized, issued and outstanding. Each share has a nominal value of one Euro cent (EUR 0,01).

     During 2000, a total of 1,629,630 preference shares were sold, resulting in proceeds of $7,333,334 to HS B.V.

     Preference shares can be converted into ordinary shares as the request of the holder thereof made by way of a conversion notice, on a one-to-one basis, or automatically upon the occurrence of a mandatory conversion event. In the event of an issue of shares each existing shareholder has a preemption right in respect of the shares to be issued in proportion to the aggregate nominal amount of his shares.

     No holder of preference shares may transfer stock shares without first giving notice to HS B.V., and the other preference shareholders and providing them with the opportunity to purchase on a pro rata basis such shares on the same terms and conditions as the prospective purchaser of such shares.

     In the event of dividend being approved and declared by a resolution of the general meeting based upon a proposal by the Board, the holders of preference shares then outstanding are entitled to be paid out an amount equal to $4.50 per share, and after that, the dividend remaining for distribution shall be paid to all holders of ordinary shares equally per share, up to a limit of $4.50 per share, after which the dividend then remaining for distribution shall be distributed to all shareholders equally on a per share basis.

     In the event of the voluntary or involuntary liquidation, dissolution or winding-up of HS B.V., the holders of preference shares then outstanding are entitled to be paid out of the assets of HS B.V. available for distribution to its shareholders, an amount equal to $4.50 per share, and after that, an amount equal to any declared but unpaid dividend to which the holders of preference shares are entitled. The HS B.V.’s remaining assets available for distribution among shareholders shall be paid to all holders of ordinary shares equally per share, up to a limit of $4.50 per share, after which the assets remaining for distribution shall be paid to all holders of ordinary shares which have paid $6.00 for those ordinary shares, up to a limit of $1.50 per share, after which the assets remaining for distribution shall be distributed to all shareholders equally on a per share basis.

     HS B.V. has authorized and approved an Incentive Warrants Plan and a Performance Warrants Plan. Under the Incentive Warrants Plan, preferred shareholders may earn up to 125,000 shares each, based on being involved as a party in certain trading volumes transacted through HS B.V. within a set period of time. These warrants have an exercise price of $6.00 per share. No such warrants were issued as of December 31, 2000.

     Under the Performance Warrants Plan, preferred shareholders earn warrants based on meeting certain requirements within a set period of time. Such warrants have an exercise price of $4.50 per share. No such warrants were issued as of December 31, 2000.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

Common Stock

     Except as otherwise required by law or provided in the Company’s Certificate of Incorporation, each share of common stock is entitled to one vote on all matters to be voted on by stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to receive such dividends (if any) as may be declared by the Board of Directors out of funds legally available therefor. In the event of the voluntary or involuntary liquidation or dissolution of the Company and after payment of all creditors and liquidation preferences, including the liquidation preference of any preferred stock, the holders of common stock are entitled to share the remaining net assets of the Company.

Warrants

     In December 2000, the Company issued 60,000 warrants to a consulting company with an exercise price equal to $0.01 per share, in exchange for consulting services provided by such company. The company accounted for the issuance of such warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which establishes the measurement principles for transactions in which equity instruments are issued in exchange for the receipt of goods or services. Such transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued according to whichever is more reliably measurable. The Company accounted for such warrants based on the fair value of the services received. The Company recorded the expense in the consolidated statements of operations and the corresponding credit in additional paid-in capital.

7. COMMON STOCK OPTIONS

     In June 1999, the Company’s Board of Directors (the Board) approved the Company’s 1999 Stock Incentive Plan (the 1999 Plan), which provides for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 2,000,000 shares of the Company’s common stock by management, employees, consultants, advisors and directors of the Company. On September 7, 2000, the number of shares authorized to be issued pursuant to the 1999 Plan was increased from 2,000,000 to 3,000,000. As of December 31, 2000, options to purchase an aggregate of 2,138,708 shares of common stock at a weighted average option exercise price of $4.16 per share were outstanding under the 1999 Plan.

     The 1999 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonstatutory stock options. All of the Company’s employees, officers, directors, consultants and advisors (and any individuals who have accepted an offer for employment) are eligible to be granted options, restricted stock awards or other stock-based awards under the 1999 Plan. Under present law, however, incentive stock options may only be granted to employees.

     Optionees receive the right to purchase a specified number of shares of common stock at a specified option price subject to other terms and conditions, as specified, in connection with the option grant. The Board establishes the exercise price at the time each option is granted. Optionees may pay the exercise price of their options by cash, check or in connection with a cashless exercise through a broker, by surrender to the Company of shares of common stock, by delivery to the Company of a promissory note or by any combination of the permitted forms of payment.

     The Company’s Board administers the 1999 Plan. The Board has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The Board may delegate authority under the 1999 Plan to one or more executive officers or committees of the Board. Subject to any applicable limitations contained in the 1999 Plan, the Board or any committee to which the Board delegates authority, as the case may be, selects the recipients of awards and determines (i) the number of shares of common stock covered by options and the dates upon which the options become exercisable; (ii) the exercise price of options and (iii) the duration of the options.

     No award may be granted under the 1999 Plan after June 2009, but the vesting and effectiveness of awards previously granted may extend beyond that date. The Company’s Board of Directors may at any time amend, suspend or terminate the 1999 Plan.

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, for pro forma disclosure purposes, the Company has computed the compensation expense in 2000 and 1999 for all options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The fair value of the options granted in 2000 and 1999 is estimated on the date of grant using the following assumptions: a dividend yield of 0%, and expected volatility of 0% and an expected life of seven years for each option grant, as well as a risk-free interest rate of 6.22% for 2000 and 6.12% for 1999.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

     If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company’s net loss and net loss per share would have been reduced to the following pro forma amounts:

	Period Ended December 31,

	2000	1999

Net loss, as reported	$(40,046,837)	$(3,396,957)
Net loss, pro forma	(40,684,799)	(3,452,996)
Basic and diluted net loss per common share, as reported	(2.71)	(0.34)
Basic and diluted net loss per common share, pro forma	(2.75)	(0.35)

     At December 31, 2000 and 1999, 801,292 and 1,160,000 shares of common stock were available for future grant under the 1999 Plan.

     The following table summarizes information about options outstanding and exercisable at December 31, 2000 and 1999:

		Range of	Weighted
		Exercise	Average
	Shares	Prices	Exercise Price

Outstanding, inception	—	$—	$—
Granted	840,000	0.08-1.25	0.87
Exercised	—	—	—
Canceled	—	—	—

Outstanding, December 31, 1999	840,000	0.08-1.25	0.87
Granted	1,410,800	2.75-8.00	5.95
Exercised	(60,000)	0.08	0.08
Canceled	(52,092)	2.75-8.00	4.39

Outstanding, December 31, 2000	2,138,708	$0.08-8.00	$4.16

Exercisable, December 31, 2000	615,032	$0.08-8.00	$2.73

Exercisable, December 31, 1999	—	—	—

	Fair Value at Date	Number of Options	Remaining	Number of
Exercise Price	of Grant	Outstanding	Life in Years	Options Exercisable

$0.08	$0.04	210,000	6	67,849
1.25	0.57	570,000	6	269,904
2.75	1.03	449,977	7	150,789
3.75	1.40	80,000	7	21,484
8.00	2.78	828,731	7	105,006

		2,138,708		615,032

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

HOUSTONSTREET B.V. 2000 STOCK OPTION PLAN

     The Company, as the sole shareholder of HoustonStreet B.V. (HS B.V.), approved and adopted the HS B.V. 2000 Stock Option Plan on October 23, 2000. The HS B.V. plan authorized the issuance of up to 2,000,000 ordinary shares of the capital of HS B.V. or the granting of rights to subscribe for such shares, with a nominal value of EUR 0.01. As of December 31, 2000, 1,156,444 shares had been granted under this plan with strike prices ranging from $1.25 to $4.00 vesting in the average over three years and having a term of eight years.

8. COMMITMENTS AND CONTINGENCIES

     The Company currently leases office and fixed assets under noncancelable operating leases. Rental expense under operating lease agreements for the year ended December 31, 2000 and for the period from inception to December 31, 1999 was $128,046 and $26,395, respectively.

     Future minimum commitments under these lease agreements as of December 31, 2000 are as follows:

Year Ending December 31,	Operating Leases

2001	$495,100
2002	566,924
2003	562,424
2004	562,424
2005	406,684
Thereafter	94,324

Total	$2,687,880

9. INCOME TAXES

     Due to losses incurred since Inception, there is no income tax benefit in the periods presented. As of December 31, 2000, the Company had approximately $32 million of federal net operating loss carryforwards, which begin to expire in the year 2014. A full valuation allowance was established for the net deferred tax asset, as realization of the tax benefit is not assured. In addition, the Company’s utilization of its net operating loss carryforwards may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50% that have or may occur.

     Accumulated deferred income taxes consisted of the following at December 31, 2000 and 1999:

	December 31,

	2000	1999

Deferred tax assets–
Property and equipment	$3,643,167	$—
Accruals	103,527	—
Net operating loss carryforwards	12,291,358	1,405,313

Total deferred assets	16,038,052	1,405,313
Depreciation	—	(82,418)
Valuation allowance	(16,038,052)	(1,322,895)

Net deferred taxes	$—	$—

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

     The total income tax provision set forth above represents 0% in the periods ended December 31, 2000 and 1999. The following table reconciles the statutory federal income tax rate to the 0% provision:

	December 31,

	2000	1999

Loss before taxes	$(40,046,837)	$(3,396,957)
Federal statutory rate	34%	34%
Federal income tax benefit at statutory levels	$(13,615,925)	$(1,154,965)
(Decrease) increase from statutory levels–
State tax, net of federal tax benefit	(1,099,232)	(155,411)
Valuation allowance	14,715,157	1,322,895
Other	—	(12,519)

Effective federal income tax expense	$—	$—

10. RELATED PARTY TRANSACTIONS

     On April 27, 1999, the Company entered into a Management and Administrative Services Agreement with BayCorp. Under this agreement as of December 31, 2000, approximately seven administrative employees of BayCorp provide to the Company certain administrative services, including human resources, accounting and finance management services. The Agreement automatically renews on a yearly basis, subject to termination by either party upon 30 days’ notice. Beginning in May 1999, the Company paid $53,451 per month to BayCorp for these services. This amount was renegotiated in May 2000 for the period May through December 2000, and is subject to negotiation annually thereafter. The management fee for 2001 has been negotiated at $26,000 per month. During the periods ended December 31, 2000 and 1999, the Company recorded interest charges to BayCorp of $175,000 and $96,095, respectively, in relation to the outstanding notes payable to parent (see Note 5). As of December 31, 2000 and 1999, the Company owed BayCorp Holdings $7,000,000 and $4,127,041 for notes payable, $195,600 and $97,000 in accrued interest on the notes and $394,200 and $0 for management services, respectively.

     For the periods ending December 31, 2000 and 1999, $14,294, or 3%, and $30,184, or 51%, of total revenue were derived from trades involving Great Bay Power Corporation, a wholly owned subsidiary of BayCorp.

     For the period ending December 31, 2000, approximately 31% of revenue was from a customer who is also a preferred stock shareholder of the Company.

11. SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker is the chief executive officer.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

     The Company evaluates its operations in two segments: HoustonStreet Exchange U.S.A. and HoustonStreet Exchange Europe.

	Period Ended December 31,

	2000	1999

Net Sales:
HoustonStreet Exchange Inc.	$430,525	$59,186
HoustonStreet Exchange Europe	92,868	—

	$523,393	$59,186

Operating Loss:
HoustonStreet Exchange Inc.	$(33,750,330)	$(3,300,862)
HoustonStreet Exchange Europe	(6,155,538)	—

	$(39,905,868)	$(3,300,862)

Total Assets:
HoustonStreet Exchange Inc.	$8,982,493	$2,984,415
HoustonStreet Exchange Europe	2,976,131	—

	$11,958,624	$2,984,415

12. SUBSEQUENT EVENTS

     On March 31, 2001, HoustonStreet closed on $3.9 million in additional funding. Of this amount, $2.9 million was funded on March 30, 2001, including $450,000 from BayCorp. A subsequent closing will be held at which time the remaining $1.0 million will be funded. This subsequent closing will occur on the third business day following the first period of any 30 consecutive calendar days after beginning operations during which the Company has maintained 90% platform availability with respect to its natural gas platform and Enron Online link (except where such platform availability cannot be maintained by the Company because of the acts or omissions, outside the control of the Company, of third-party service providers, Web hosting providers, software providers and other third parties). In addition, the Company’s Board of Directors authorized the Company to raise an additional $1.5 million on the same terms, provided that such additional financing is closed by April 13, 2001.

     This financing involves the sale by HoustonStreet of senior secured notes, warrants to purchase Series C preferred stock at $0.15 per share and warrants to purchase the Company’s common stock at $2.50 per share. Collectively, these securities are referred to as the “HoustonStreet Series C Units.”

     In addition, as part of the initial closing, BayCorp agreed to tender its $7.0 million note, together with approximately $1.0 million in accrued interest and penalties on the note and past due management fees as of March 2001 for approximately $8.0 million of HoustonStreet Series C Units.

HOUSTONSTREET EXCHANGE, INC.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2001 — UNAUDITED

UNAUDITED
2001

ASSETS
Current Assets:
Cash and cash equivalents	$405,785
Accounts receivable	53,459
Other current assets	4,162

Total current assets	463,406
Property and Equipment	2,403,013
Accumulated Depreciation	(1,610,057)

Total property and equipment, net	792,956
Total assets	$1,256,362

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$181,780
Note Payable – Series C (Note 5)	11,952,296
Accrued expenses	2,650,001

Total current liabilities	14,784,077
Commitments and Contingencies (Note 8)
Series A Preferred Stock; $0.01 par value – (Note 6)
Authorized—3,760,003 shares
Outstanding—3,478,353 shares	14,100,000
Series B Preferred Stock; $0.01 par value – (Note 6)
Authorized 2,333,334 shares
Outstanding—1,083,334 shares	13,000,006
Series C – Preferred Warrants (Note 5)	4,780,929
Preferred Stock of Subsidiary (Note 6)	7,333,334
Shareholders’ Deficit: (Note 6)
Common stock; $0.01 par value–
Authorized—270,950,000 shares
Issued and outstanding—16,473,393	173,639
Additional paid-in capital	5,465,069
Accumulated deficit	(58,380,693)

Total shareholders’ deficit	(52,741,985)
Total liabilities and shareholders’ deficit	$1,256,362

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME
AS OF DECEMBER 31, 2001 — UNAUDITED

UNAUDITED
2001

Operating Revenues (Note 1)	$1,899,498
Operating Expenses: (Note 1)
Selling and marketing	1,353,182
Product development	2,327,212
General and administrative	2,306,717
Depreciation and amortization	2,924,705
Impairment writedown of assets	3,010,333

Total operating expenses	11,922,149
Operating loss	(10,022,651)
Other Income and Expense
Interest Expense	(5,974,779)
Other Income	(134,094)

Total Other Income (Expense)	(6,108,873)
Net loss before Extraordinary Gain	(16,131,524)
Extraordinary Gain: Debt Restructuring	1,194,625
Net Loss	$(14,936,899)

Basic and Diluted Net Loss per Common Share	$(0.87)

Weighted Average Shares Outstanding	17,076,249

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2001 — UNAUDITED

	Common Stock		Additional		Total
	Shares		Paid-in	Accumulated	Shareholders'
	Issued	Amount	Capital	Deficit	Deficit

Balance, Inception	—	$—	$—	$—	$—
Issuance of common stock, $0.01 par value	10,000,000	100,000	80,000	—	180,000
Preferred stock, $0.01 par value	—	—	—	—	—
Net loss				(3,396,957)	(3,396,957)

Balance, December 31, 1999	10,000,000	$100,000	$80,000	$(3,396,957)	$(3,216,957)
Issuance of common stock, $0.01 par value	5,081,482	50,815	2,949,187	—	3,000,002
Issuance of common stock in exchange for an intangible asset, $0.01 par value (Note 2)	1,781,043	17,810	1,763,233	—	1,781,043
Exercise of stock options	60,000	600	4,398	—	4,998
Issuance of warrants in exchange for services (Note 6)	—	—	607,257	—	607,257
Net loss	—	—	—	(40,046,837)	(40,046,837)

Balance, December 31, 2000	16,922,525	$169,225	$5,404,075	$(43,443,794)	$(37,870,494)
Issuance of common stock in exchange for an intangible asset, $0.01 par value — reversal due to contract default	(890,521)	—	—	—	—
Exercise of stock options	14,722	147	1,079	—	1,226
Issuance of common stock in exchange for services, $0.01 par value	426,667	4,267	59,915	—	64,182
Net loss	—	—	—	(14,936,899)	(14,936,899)

Balance, December 31, 2001	16,473,393	$173,639	5,465,069	$(58,380,693)	$(52,741,985)

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 – UNAUDITED

UNAUDITED
2001

Operating Activities:
Net loss	$(14,936,899)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	7,726,623
Impairment write down of assets	3,010,333
Changes in operating assets and liabilities– Accounts receivable	1,048,167
Other current assets	106,416
Accounts payable	(7,265,428)
Accrued expenses	1,773,578

Net cash used in operating activities	(8,537,210)
Investing Activities:
Change in Restricted Cash	223,146
Financing Activities:
Proceeds from issuance of common stock	64,180
Proceeds from exercise of stock options	1,226
Proceeds from the issuance of Notes	4,154,977

Net cash provided by financing activities	4,220,383
Net decrease in cash and cash equivalents	(4,093,681)
Cash and Cash Equivalents, beginning of period	4,499,466

Cash and Cash Equivalents, end of year	$405,785

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—

Cash paid during the period for taxes	$—

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     HoustonStreet, Inc. (“HoustonStreet” or “the Company”) was incorporated in Delaware on April 27, 1999. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States. In 2001, HoustonStreet downsized its organization and shut down its electricity trading platforms in the United States and in Europe, shifting it business focus to its crude oil and refined products trading platforms. In addition, HoustonStreet intends to leverage its open architecture in order to integrate trade information with its customers’ mid- and back-office applications.

     HoustonStreet’s crude oil platform includes several trading floors, organized by grade and location. The platform allows for a user-customized view where the user can specify which markets should appear together on a floor, regardless of grade, location or type. HoustonStreet’s refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. Commodities traded include numerous grades of gasoline and distillates, specifically jet fuel, number 2 heating oil, low sulfur diesel, regular gas, regular reformulated gas, premium gas and premium reformulated gas.

     On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the “HoustonStreet Series C Units.”

     HoustonStreet’s revenues depend on continued and expanded use of Internet-based wholesale energy trading platforms. Electronic trading of wholesale energy is new and evolving, and thus may not achieve widespread market acceptance or emerge as a sustainable business. In addition, HoustonStreet will need to enhance trading liquidity in order to increase and sustain revenues. As a technology dependent business, HoustonStreet’s business could suffer due to computer or communications systems interruptions or failures, technological change or adverse competitive developments. Further, as electronic commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could materially adversely affect HoustonStreet’s business.

     The Company has incurred losses of approximately $53.6 million from inception through December 31, 2001. These losses have been funded through borrowings from BayCorp Holdings (an affiliated company) and the sale of common and preferred stock and series C units of the Company and its subsidiary.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary, HoustonStreet B.V. The financial statements also include the accounts of HoustonStreet N.V. The Company determined that the functional and the reporting currency of its European subsidiaries is the U.S. dollar. The effects of translation on its financial statements are immaterial to the consolidated statements as a whole. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

investments with an original maturity date of three months or less to be cash equivalents.

Revenue Recognition

     Operating revenue for 2001 consists of commissions for megawatt hours and thousands of barrels (BBLS) traded on HoustonStreet.com and is recognized once the terms of the trade have been accepted by both parties.

Selling and Marketing Expenses

     Selling and marketing expenses include advertising and promotional expenditures, payroll and expenses related for personnel engaged in marketing, customer service and related activities.

Product Development Expenses

     Product development expenses include payroll and related expenses for Web site development and information technology personnel and Web content and design expenses.

Extraordinary Gain

     Extraordinary gain of approximately $1.2 million reflects debt restructuring in 2001. Due to its continued operating losses in 2001 and negative cash flow, HoustonStreet negotiated with its vendors and settled certain accounts payables for less than the recorded amounts due. In accordance with SFAS 15, the gain has been accounted for as an extraordinary gain.

Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires that stock awards granted subsequent to January 1, 1995 be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and disclose pro forma income amounts that would have resulted from recognizing employee awards at their fair value. The Company has elected to account for employee stock-based compensation expense under APB Opinion No. 25 and make the required pro forma disclosures for compensation (see Note 7).

Income Taxes

     The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

Long-Lived Assets and Long-Lived Assets to be Disposed Of

     SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed its software assets, including the Enron Link intangible asset, at December 31, 2001 and determined that there was an impairment of approximately $3.0 million related to such assets. The related charge is included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Fair Value of Financial Instruments

     The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. During 2001, the Series C notes payable bore interest at 3% plus prime and the carrying amount approximates fair value.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133, and in June 2000, issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Activities, an amendment to SFAS No. 133. This Statement, SFAS No. 133 as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company completed its review and implementation of SFAS No. 133, effective January 1, 2002. The Company did not identify any contracts that qualify as derivatives under SFAS No. 133.

2. TRANSACTION WITH ENRON

     On December 4, 2000, HoustonStreet entered into an agreement with Enron, whereby North American electricity and natural gas prices posted on EnronOnline would have been automatically posted on HoustonStreet. HoustonStreet believes it satisfied its obligations under its agreement with Enron, but Enron elected to terminate the agreement in May 2001. HoustonStreet invoked the arbitration clause for settling disputes in its contract with Enron, but that claim has been stayed by Enron’s Chapter 11. Any recovery is highly uncertain. As a result of the action taken by Enron, HoustonStreet wrote off its Intangible Investment – Enron in 2001 and took a charge to earnings in 2001 of $965,000. See Note 1 “Long-Lived Assets and Long-Lived Assets to be Disposed Of.”

3. PROPERTY

     Property consisted of computer equipment and software of approximately $2,403,000 as of December 31, 2001.

     Depreciation and amortization expense was approximately $2,924,700 for the year ended December 31, 2001.

     In 2001, HoustonStreet recognized impairment to the value of its Property, reduced the value of certain capitalized software development costs and recorded an impairment charge of approximately $3.0 million. See Note 1 “Long-Lived Assets and Long-Lived Assets to be Disposed Of.”

4. ACCRUED EXPENSES

     Accrued expenses as of December 31, 2001 consisted of Misc Accrued Professional Fees of $150,000.

5. NOTES PAYABLE

     Series C Promissory Notes (“Notes”) were issued on March 30, 2001 for cash. These Notes bear interest on the outstanding principal from the date issued until the Note is paid in full at three percent above the rate of interest publicly announced from time to time by FleetBoston in Boston, Massachusetts as its prime rate. Each Note was due and payable on December 31, 2001, subsequently amended to February 15, 2003 and the interest rate amended to prime plus five percent. Accrued interest is payable, at the sole option of the holder, in cash or in warrants to purchase shares of Series C convertible preferred stock, only at the time payment of the principal is made or due. These Notes have a first priority security interest among the holders of the Notes in all the assets of HoustonStreet.

     The Notes were issued in units with warrants to purchase 4,019,841 common shares having an exercise price of $2.50 per share and 80,396,767 Series C preferred shares having an exercise price $0.15 per share. Both Series C and Common Stock warrants can be exercised for cash or by surrender of the Senior Secured Notes that were sold in units with the warrants. Common Stock warrants may also be exercised by cashless exercise. The warrants are transferable. The exercise prices of and number of shares for which the

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

warrants are exercisable are adjusted in the event of stock dividends or splits. Series C warrants are also subject to adjustment in the event of diluting issues of common stock (or securities convertible to common stock) at prices lower than the then existing warrant exercise price to such lower issuance price. The warrants have no rights to receive dividends or voting rights. The Common Stock warrants expire March 30, 2006 and Series C Preferred Stock warrants expire 7 days following payment of the Series C Note. In accordance with APB 14, we have allocated the proceeds from the Series C Notes to the notes and warrants based upon their relative fair values, resulting in an allocation of $6,378,586 to Series C Notes and $4,780,929 to Series C Warrants. The fair value of the warrants was estimated using the Black Scholes valuation model with the following assumptions used: expected lives of 3 years, expected annualized volatility of 60%, annual rate of quarterly dividends of 0 and discount rate – bond equivalent yield of 4%.

     In addition to normal debt covenant requirements, in connection with the issuance of the Series C Units, HoustonStreet covenanted to:

•	use commercially reasonable efforts to maintain key man life insurance in the amount of $5,000,000 on its President and CEO, Frank W. Getman Jr.; and to

•	cooperate and use its best efforts to facilitate the imposition of the first priority lien on all the assets of HoustonStreet as contemplated by the Senior Secured Note and Warrant Agreement and the ancillary agreements.

     The Series C debt has no financial covenants. HoustonStreet is in compliance with these covenants. Using commercially reasonable efforts, HoustonStreet was able to secure and currently carries $3,500,000 of insurance on Mr. Getman.

     The assets that secure the Series C Units include all of HoustonStreet’s real and personal property, including, without limitation, all of the following:

•	accounts now owned or hereafter acquired by the Company, including accounts receivable, contract rights, notes, drafts and other obligations or indebtedness owed to HoustonStreet;

•	books and records of HoustonStreet;

•	equipment owned by HoustonStreet;

•	general intangibles;

•	proceeds and all other profits, products, rents or receipts arising from the collection;

•	trademarks and trademark licenses.

     The Company received cash of $2,928,154 and the Company converted existing debt in the amount of $8,231,360 into notes upon issuance of the Series C Notes. Commitments for the initial closing were approximately $2,928,200 and as of April 13, 2001, HoustonStreet had received these committed funds. Commitments for the second closing were approximately $1,107,500 and payment was tied to the successful implementation of a posting agreement between HoustonStreet and Enron. In 2000, HoustonStreet signed an agreement with Enron to provide a link with EnronOnline (“EOL”) enabling electricity and natural gas prices listed on EOL to be simultaneously posted on HoustonStreet. Although HoustonStreet successfully completed the link, Enron provided HoustonStreet with a notice of termination of the agreement after the link was completed but prior to the link going live. Accordingly, the second closing has not occurred and is not expected to occur.

     On September 21, 2000, the company entered into a Promissory Note and Revolving Credit Agreement with BayCorp in the amount of $7,000,000 at a 10% annual interest rate, due December 31, 2000. In April 2001, BayCorp converted the $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into approximately $8,000,000 of HoustonStreet Series C Units.

6. STOCK TRANSACTIONS AND SHAREHOLDERS’ DEFICIT

Authorized Capital

     At December 31, 2001 the authorized capital stock of the Company consisted of 270,950,000 shares of common stock and 156,134,188 shares of preferred stock, $0.01 par value per share, of which 21,035,080 shares were issued and outstanding.

Preferred Stock

     Preferred stock may be issued from time to time in one or more series by the Board of Directors. Any shares of preferred stock that may be redeemed, repurchased or acquired by the Company may be reissued, except as otherwise provided by law. Different series of preferred stock shall not be construed to constitute different shares for the purpose of voting by classes unless expressly

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

provided. The Company has authorized for issuance 156,134,188 shares of preferred stock as of December 31, 2001, of which there were 3,478,353 Series A convertible preferred shares, authorized, issued and outstanding, $0.01 par value per share, and 1,083,334 Series B convertible preferred shares, $0.01 par value per share, authorized, issued and outstanding. There are no shares of Series C preferred stock issued and outstanding.

Series A and B Convertible Preferred Stock

     The rights, preferences and privileges of the Series A and B stock include the following:

Dividends

The holders of Series A and B stock will be entitled to receive cash dividends, when and if declared by the Company’s Board of Directors. No cash dividends may be declared or paid on any other class or series of HoustonStreet stock unless the dividends have been declared and paid on the Series A and B stock. The Company does not foresee declaring or paying any dividends in the future.

Optional Conversion

Each share of Series A or B stock may be converted at any time, at the option of the holder into one share of common stock. This conversion rate is subject, with certain exceptions, to weighted average antidilutive adjustment in the event of subsequent issuances of capital stock for less than $3.75 per share for the Series A stock and $12.00 per share for the Series B stock. The Company may issue shares of common stock in connection with a merger or acquisition or to employees, directors and consultants at any price without triggering an antidilutive adjustment. This conversion rate is also subject to proportionate adjustment for stock splits, stock dividends, combinations and similar recapitalizations.

Mandatory Conversion

Series A and B stock not converted sooner will be automatically converted into common stock upon the closing of the Company’s initial underwritten qualified public offering of common stock pursuant to an effective registration statement under the Securities Act of 1933. A qualified initial underwritten public offering will be deemed to occur when the Company sells common stock pursuant to an effective registration statement under the Securities Act, resulting in gross proceeds to the Company of at least $25.0 million, at a price to the public of at least $9.50 per share (as adjusted for stock splits, stock dividends, recapitalizations and similar events). Under automatic conversion, no adjustments will be made for accrued and unpaid dividends and no accrued and unpaid dividends will be paid on the Series A or B stock.

Voting

Each share of Series A and B stock is entitled to a number of votes equal to the number of shares of common stock into which each such share is then convertible (initially one). Except as otherwise required by law or the Company’s Certificate of Incorporation, holders of Series A and B stock vote together with the holders of common stock and all other shares of capital stock as a single class. Holders of Series A and B stock do not have cumulative voting rights. The terms of the Series A and B stock may not be amended so as to affect adversely the Series A and B stock without the approval of the holders of 75% of the then outstanding shares of Series A and B stock.

Redemption

Each holder of at least 5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder’s outstanding shares of Series A or B stock in three equal annual installments on each of the fourth, fifth and sixth anniversaries of their initial issuance. The redemption price is $3.75 per share of Series A stock and $12.00 per share of Series B stock (subject to appropriate adjustment in the event of stock dividends, stock splits, combinations or other similar recapitalizations). This stock’s redemption amount is currently equal to its carrying value. In addition, each holder of at least 5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder’s outstanding shares of Series A or B stock at any time at a price per share equal to the par value of the Series A or B stock ($0.01).

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

Registration Rights

The holders of shares of Series A and B stock have certain demand registration rights that enable them to require the Company to register their shares at any time after the earlier of (i) the third anniversary date of their initial issuance or (ii) 180 days after the closing of the Company’s first underwritten public offering. In addition, holders of Series A and B stock have piggyback registration rights with respect to offerings by the Company, subject to customary underwriter cutbacks and other restrictions.

Liquidation Preference

In the event of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Series A stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders, on a pari passu basis with the holders of Series B stock then outstanding, after and subject to the payment in full of all amounts required to be distributed to the holders of capital stock (if any) ranking on liquidation prior and in preference to the Series A stock, an amount equal to $3.75 per share and $12.00 per share for the Series A and B stock, respectively, plus any declared but unpaid on such shares. After the payment of all liquidation preferences, the Company’s remaining assets available for distribution among stockholders would be shared by the Company’s stockholders holding stock that ranks junior to the Series A and Series B stock, including common stockholders. A consolidation or merger of the Company with or into one or more corporations, or a sale of all or substantially all of the Company’s assets, will be deemed to be a liquidation of the Company. However, each holder of Series A or B stock may elect otherwise as to that holder’s shares of Series A or B stock.

Series C Convertible Preferred Stock

     There are no shares of Series C preferred stock issued and outstanding. The rights, preferences and privileges of the Series C stock include the following:

Dividends

The holders of Series C Preferred Stock will be entitled to receive cash dividends, before any cash dividends shall be declared and paid upon or set aside for the Common Stock in any fiscal year and on a pari passu basis with the Series A and B Preferred Stock, when and if declared by the Company’s Board of Directors.

Optional Conversion

Each share of Series C stock may be converted, at the option of the holder at any time into one share of common stock. This conversion rate is subject, with certain exceptions, to a weighted average antidilutive adjustment in the event of subsequent issuances of capital stock for less than the applicable Series C conversion price in effect immediately prior to the issuance or deemed issuance of such additional shares.

Mandatory Conversion

Series C stock not converted sooner will be automatically converted into common stock upon the earlier of (i) the closing of the Company’s initial underwritten public offering of common stock with gross proceeds of at least $25.0 million, at a price to the public of at least $9.50 per share or (ii) at such time as less than 25% of the Series C shares initially issued are outstanding.

Voting

Each share of Series C stock is entitled to a number of votes equal to the number of shares of common stock into which each share is convertible. Except as otherwise required by law or the Company’s Certificate of Incorporation, holders of Series C stock vote together with the holders of common stock and all other shares of capital stock as a single class. The terms of the Series C stock may not be amended so as to affect adversely the Series C stock without the approval of not less than a majority of the shares of Series C Preferred Stock.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

Redemption

Each holder of at least 2% of the Series C stock may request that the Company redeem in three annual installments equal to 33%, 50% and 100% (cumulatively) on each of March 31, 2004, 2005 and 2006. The redemption price is $0.15 per share of Series C stock (subject to appropriate adjustment in the event of stock dividends, stock splits, combinations or other similar recapitalizations). In addition, each holder of at least 2% of the Series C stock may request that the Company redeem the holder’s shares of Series C stock from time to time at a price per share equal to the par value of the Series C stock ($0.01).

Registration Rights

The holders of shares of Series C stock have certain demand registration rights that enable them to require the Company to register their shares at any time after the earlier of (i) the third anniversary date of their initial issuance or (ii) 180 days after the closing of the Company’s first underwritten public offering. In addition, holders of Series A and B stock have piggyback registration rights with respect to offerings by the Company, subject to customary underwriter cutbacks and other restrictions.

Liquidation Preference

In the event of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of shares of Series C Preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, on a pari passu basis with the holders of Series A and Series B Preferred Stock, before any payment shall be made to the holders of Common Stock or any other class or series of stock of the Company ranking on liquidation junior to the Series C Preferred Stock. A consolidation or merger of the Company with or into one or more corporations, or a sale of all or substantially all of the Company’s assets, will be deemed to be a liquidation of the Company. However, each holder of Series C stock may elect otherwise as to that holder’s shares of Series C stock.

Preferred Stock of Subsidiary

     At December 31, 2001, the authorized capital stock of HoustonStreet B.V. (HS B.V.) consists of 20,000,000 ordinary shares authorized, 10,000,000 of which is issued, outstanding and owned by the Company, 9,999,997 preference A shares authorized, 1,629,627 issued and outstanding and 1 preference B share, 1 preference C share and 1 preference D share, authorized, issued and outstanding. Each share has a nominal value of one Euro cent (EUR 0,01).

     Preference shares can be converted into ordinary shares as the request of the holder thereof made by way of a conversion notice, on a one-to-one basis, or automatically upon the occurrence of a mandatory conversion event. In the event of an issue of shares each existing shareholder has a preemption right in respect of the shares to be issued in proportion to the aggregate nominal amount of his shares.

     No holder of preference shares may transfer stock shares without first giving notice to HS B.V., and the other preference shareholders and providing them with the opportunity to purchase on a pro rata basis such shares on the same terms and conditions as the prospective purchaser of such shares.

     In the event of dividend being approved and declared by a resolution of the general meeting based upon a proposal by the Board, the holders of preference shares then outstanding are entitled to be paid out an amount equal to $4.50 per share, and after that, the dividend remaining for distribution shall be paid to all holders of ordinary shares equally per share, up to a limit of $4.50 per share, after which the dividend then remaining for distribution shall be distributed to all shareholders equally on a per share basis.

     In the event of the voluntary or involuntary liquidation, dissolution or winding-up of HS B.V., the holders of preference shares then outstanding are entitled to be paid out of the assets of HS B.V. available for distribution to its shareholders, an amount equal to $4.50 per share, and after that, an amount equal to any declared but unpaid dividend to which the holders of preference shares are entitled. The HS B.V.’s remaining assets available for distribution among shareholders shall be paid to all holders of ordinary shares equally per share, up to a limit of $4.50 per share, after which the assets remaining for distribution shall be paid to all holders of

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

ordinary shares which have paid $6.00 for those ordinary shares, up to a limit of $1.50 per share, after which the assets remaining for distribution shall be distributed to all shareholders equally on a per share basis.

Common Stock

     Except as otherwise required by law or provided in the Company’s Certificate of Incorporation, each share of common stock is entitled to one vote on all matters to be voted on by stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to receive such dividends (if any) as may be declared by the Board of Directors out of funds legally available therefore. In the event of the voluntary or involuntary liquidation or dissolution of the Company and after payment of all creditors and liquidation preferences, including the liquidation preference of any preferred stock, the holders of common stock are entitled to share the remaining net assets of the Company. There were 16,473,393 shares of common stock issued and outstanding as of December 31, 2001.

7. COMMON STOCK OPTIONS

     In June 1999, the Company’s Board of Directors (the Board) approved the Company’s 1999 Stock Incentive Plan (the 1999 Plan), which provides for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 2,000,000 shares of the Company’s common stock by management, employees, consultants, advisors and directors of the Company. In 2000, the number of shares authorized to be issued pursuant to the 1999 Plan was increased from 2,000,000 to 4,000,000. On March 21, 2001, the number of shares authorized to be issued pursuant to the 1999 Plan was increased to 40,000,000. As of December 31, 2001, options to purchase an aggregate of 12,154,083 shares of common stock at a weighted average option exercise price of $0.39 per share were outstanding under the 1999 Plan.

     The 1999 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonstatutory stock options. All of the Company’s employees, officers, directors, consultants and advisors (and any individuals who have accepted an offer for employment) are eligible to be granted options, restricted stock awards or other stock-based awards under the 1999 Plan. Under present law, however, incentive stock options may only be granted to employees.

     Optionees receive the right to purchase a specified number of shares of common stock at a specified option price subject to other terms and conditions, as specified, in connection with the option grant. The Board establishes the exercise price at the time each option is granted. Optionees may pay the exercise price of their options by cash, check or in connection with a cashless exercise through a broker, by surrender to the Company of shares of common stock, by delivery to the Company of a promissory note or by any combination of the permitted forms of payment.

     The Company’s Board administers the 1999 Plan. The Board has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The Board may delegate authority under the 1999 Plan to one or more executive officers or committees of the Board. Subject to any applicable limitations contained in the 1999 Plan, the Board or any committee to which the Board delegates authority, as the case may be, selects the recipients of awards and determines (i) the number of shares of common stock covered by options and the dates upon which the options become exercisable; (ii) the exercise price of options and (iii) the duration of the options.

     No award may be granted under the 1999 Plan after June 2009, but the vesting and effectiveness of awards previously granted may extend beyond that date. The Company’s Board of Directors may at any time amend, suspend or terminate the 1999 Plan.

     The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25. However, for pro forma disclosure purposes, the Company has computed the compensation expense in 2000 and 1999 for all options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The fair value of the options granted in 2000 and 1999 is estimated on the date of grant using the following assumptions: a dividend yield of 0%, and expected volatility of 0% and an expected life of seven years for each option grant, as well as a risk-free interest rate of 6.22% for 2000 and 6.12% for 1999.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

8. COMMITMENTS AND CONTINGENCIES

     The Company leased office space until August 1, 2001 at which time the operating lease was cancelled. Rental expense under the operating lease for the year ended December 31, 2001was $152,065. The Company was not a party to any operating leases as of December 31, 2001.

9. INCOME TAXES

     Due to losses incurred since Inception, there is no income tax benefit in the periods presented. As of December 31, 2001, the Company had approximately $40 million of federal net operating loss carryforwards, which begin to expire in the year 2014. A full valuation allowance was established for the net deferred tax asset, as realization of the tax benefit is not assured. In addition, the Company’s utilization of its net operating loss carryforwards may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50% that have or may occur.

     The following table reconciles the statutory federal income tax rate to the 0% provision:

December 31,
2001

Loss before taxes	$(14,936,899)
Federal statutory rate	34%
Federal income tax benefit at statutory levels	$(5,078,500)
(Decrease) increase from statutory levels– State tax, net of federal tax benefit	(410,000)
Valuation allowance	4,668,500
Other	—

Effective federal income tax expense	$—

10. RELATED PARTY TRANSACTIONS

     On April 27, 1999, the Company entered into a Management and Administrative Services Agreement with BayCorp. Under this agreement as of December 31, 2001, approximately seven administrative employees of BayCorp provide to the Company certain administrative services, including human resources, accounting and finance management services. The Agreement automatically renews on a yearly basis, subject to termination by either party upon 30 days’ notice. Beginning in May 1999, the Company paid $53,451 per month to BayCorp for these services. This amount was renegotiated in May 2000 for the period May through December 2000, and is subject to negotiation annually thereafter. The management fee for 2001 was $165,000.

     For the period ending December 31, 2001, approximately 21% of revenue was from a customer who is also a preferred stock shareholder of the Company.

11. SEGMENT INFORMATION

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker is the chief executive officer. The Company evaluated its operations in two segments in 2001: HoustonStreet U.S.A and HoustonStreet Europe.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED — Continued

Net Sales:
HoustonStreet Inc.	$1,627,606
HoustonStreet Europe	271,892
Net Loss:
HoustonStreet Inc.	($12,996,212)
HoustonStreet Europe	(1,940,687)
Total Assets:
HoustonStreet Inc	$1,435,566
HoustonStreet Europe	109,412

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYCORP HOLDINGS, LTD.

January 30, 2003	By:
/s / Frank W. Getman Jr. Frank W. Getman Jr. President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank W. Getman Jr. Frank W. Getman Jr.	President, Director and Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)	January 30, 2003

/s/ Alexander Ellis III Alexander Ellis III	Director	January 30, 2003

/s/ Stanley I. Garnett II Stanley I. Garnett II	Director	January 30, 2003

/s/ James S. Gordon James S. Gordon	Director	January 30, 2003

/s/ Michael R. Latina Michael R. Latina	Director	January 30, 2003

/s/Lawrence M. Robbins Lawrence M. Robbins	Director	January 30, 2003

/s/ John A. Tillinghast John A. Tillinghast	Director	January 30, 2003

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Frank W. Getman Jr., President and CEO of BayCorp Holdings, Ltd., certify that:

1.     I have reviewed this annual report on Form 10-K/A of BayCorp Holdings, Ltd.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 30, 2003	/s/ Frank W. Getman Jr.

Frank W. Getman Jr. President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

I, Patrycia T. Barnard, Chief Accounting Officer and Treasurer of BayCorp Holdings, Ltd., certify that:

1.     I have reviewed this annual report on Form 10-K/A of BayCorp Holdings, Ltd.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 30, 2003	/s/ Patrycia T. Barnard

Patrycia T. Barnard Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of BayCorp Holdings, Ltd. (1)

3.2	By-laws of BayCorp Holdings, Ltd. (1)

10.1	Agreement Between Bangor Hydro-Electric Company, Central Maine Power Company, Central Vermont Public Service Corporation, Fitchburg Gas and Electric Light Company, Maine Public Service Company and EUA Power Corporation relating to use of certain transmission facilities, dated October 20, 1986.(2)

10.2	Limited Guaranty by Eastern Utilities Associates of Decommissioning Costs in favor of Joint Owners of the Seabrook Project, dated May 5, 1990.(2)

10.3	Composite Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units, as amended, dated November 1, 1990.(2)

10.4	Seventh Amendment to and Restated Agreement for Seabrook Project Disbursing Agent as amended through and including the Second Amendment, by and among North Atlantic Energy Service Corporation, Great Bay Power Corporation and other Seabrook Project owners, dated November 1, 1990.(2)

10.5	Seabrook Project Managing Agent Operating Agreement by and among the North Atlantic Energy Service Corporation, Great Bay Power Corporation and parties to the Joint Ownership Agreement, dated June 29, 1992.(2)

10.6	Settlement Agreement by and among EUA Power Corporation, Eastern Utilities Associates and the Official Bondholders’ Committee, dated November 18, 1992.(2)

10.7	Purchased Power Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated April 26, 1993.(2)

10.8	Power Purchase Option Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated December 22, 1993.(2)

10.9	Second Mortgage and Security Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated December 22, 1993.(2)

10.10	Third Mortgage and Security Agreement between UNITIL Power Corporation and Great Bay Power Corporation, dated December 22, 1993.(2)

10.11	Registration Rights Agreement between Great Bay Power Corporation and the Selling Stockholders, dated April 7, 1994.(2)

10.12	Amendment to Registration Rights Agreement between Great Bay Power Corporation and the Selling Stockholders, dated November 23, 1994.(2)

10.13	Stock and Subscription Agreement among Great Bay Power Corporation and the Selling Stockholders, dated April 7, 1994.(2)

10.14	Acknowledgement and Amendment to Stock and Subscription Agreement, dated November 23, 1994.(2)

10.15	Settlement Agreement by and among Great Bay Power Corporation, the Official Bondholders’ Committee and the Selling Stockholders, dated September 9, 1994.(2)

10.16	Letter Agreement, dated December 20, 1994, between Great Bay Power Corporation and the Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994.(2)

10.17	Letter Agreement, dated March 29, 1995, between Great Bay Power Corporation and the Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994 and December 20, 1994.(2)

10.18	1996 Stock Option Plan of BayCorp Holdings, Ltd., as amended (1)

10.19	2001 Non-Statutory Stock Option Plan of BayCorp Holdings, Ltd.(3)

10.20	Employment Agreement between Frank W. Getman Jr. and BayCorp Holdings, Ltd., dated May 25, 2000.(9)

10.21	Employment Agreement between Frank W. Getman Jr. and HoustonStreet Exchange, Inc., dated September 1, 2000.(9)

Exhibit
Number	Description of Exhibit

10.22	Incentive Stock Option Agreement, dated as of August 1, 1995, by and between Frank W. Getman Jr. and Great Bay Power Corporation.(4)

10.23	Incentive Stock Option Agreement, dated as of September 17, 1996, by and between Frank W. Getman Jr. and Great Bay Power Corporation.(5)

10.24	Incentive Stock Option Agreement, dated July 30, 1999, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd.(8)

10.25	Non-Statutory Stock Option Agreement, dated May 2, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd.(10)

10.26	Stock Option Agreement, dated May 25, 2000, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd.(10)

10.27	Non-Statutory Stock Option Agreement and related Incentive Stock Option Agreement, each dated May 2, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd.(10)

10.28	Non-Statutory Stock Option Agreement, dated October 22, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd.(10)

10.29	Non-Statutory Stock Option Agreement, dated October 22, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd.(10)

10.30	Non-Statutory Stock Option Agreement, dated October 22, 2001, by and between Patrycia T. Barnard and BayCorp Holdings, Ltd.(10)

10.31	Retention and Incentive Agreement, dated November 21, 2001, by and between Patrycia T. Barnard and BayCorp Holdings, Ltd.(10)

10.32	Retention and Incentive Agreement, dated November 30, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd.(10)†

10.33	Retention and Incentive Agreement, dated December 3, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd.(10)†

10.34	Promissory Note, dated March 7, 2002, by John A. Tillinghast in favor of BayCorp Holdings, Ltd.(10)

10.35	Stock Pledge Agreement, dated March 7, 2002, by and between John A. Tillinghast and BayCorp Holdings, Ltd.(10)

10.36	1999 Stock Incentive Plan of HoustonStreet Exchange, Inc.(8)

10.37	Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (first of two identically titled and dated agreements).(8)

10.38	Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (second of two identically titled and dated agreements).(8)

10.39	Asset Purchase Agreement by and between Montaup Electric Company and Great Bay Power Corporation, dated as of June 24, 1998.(6)

10.40	Assignment by and between Great Bay Power Corporation and Little Bay Power Corporation dated as of August 28, 1998.(7)

10.41	Escrow Agreement by and between Little Bay Power Corporation and Citizens Bank New Hampshire dated November 10, 1999.(7)

10.42	Series A Convertible Preferred Stock Purchase Agreement, dated as of February 2, 2000, as amended, by and among HoustonStreet Exchange, Inc. and the Purchasers (as defined therein).(8)

10.43	Form of Omnibus Signature Page dated as of March 6, 2000 relating to the preceding exhibit.(8)

10.44	Fourth Amended and Restated Stockholders’ Voting Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Purchasers (as defined therein).(10)

10.45	Amended and Restated Investor Rights Agreement dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the other parties named therein.(10)

10.46	Third Amended and Restated Rights of First Refusal and Co-Sale Agreement dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the

Exhibit
Number	Description of Exhibit

other parties named therein. (10)

10.47	Senior Secured Note and Warrant Purchase Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Purchasers (as defined therein). (10)

10.48	Series C Preferred Stock Warrant Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Holders (as defined therein). (10)

10.49	Common Stock Warrant Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Holders (as defined therein). (10)

10.50	Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of BayCorp Holdings, Ltd. (10)

10.51	Series C Warrant No. W-C001, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to BayCorp Holdings, Ltd. (10)

10.52	Series C Warrant No. W-C006, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to James S. Gordon. (10)

10.53	Series C Warrant No. W-C010, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to Omega Advisors, Inc. (10)

10.54	Common Stock Warrant No. W-001, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to BayCorp Holdings, Ltd. (10)

10.55	Common Stock Warrant No. W-006, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to James S. Gordon. (10)

10.56	Common Stock Warrant No. W-010, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to Omega Advisors, Inc. (10)

10.57	Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of James S. Gordon. (10)

10.58	Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of Omega Advisors, Inc. (10)

10.59	Lease between Eliot Commons, LLC as Lessor and BayCorp Holdings, Ltd. as Lessee, 51 Dow Highway, Suite 7, Eliot, Maine 03903, dated as of January 3, 2002 (10)

21.1	List of Subsidiaries of BayCorp Holdings, Ltd. (10)

23.1	Consent of Arthur Andersen LLP (10)

23.2	Consent of Vitale, Caturano & Company, P.C.

99.1	Letter to the Commission from BayCorp Holdings, Ltd. dated March 19, 2002 relating to representations of Arthur Andersen LLP. (10)

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Registration Statement on Form S-4 of BayCorp Holdings, Ltd. (Registration Statement 333-3362) filed on July 12, 1996 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registration Statement on Form S-8 of BayCorp Holdings, Ltd. (Registration Statement 333-71976) filed on October 22, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q of Great Bay Power Corporation for the quarter ended March 31, 1995 (File No. 0-25748) on May 9, 1995 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-12527) on March 26, 1997 and incorporated herein by reference.

(6)	Filed as an exhibit to the Quarterly Report on Form 10-Q of BayCorp Holdings, Ltd. for the quarter ended June 30, 1998 (File No. 1-12527) on August 13, 1998 and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K of BayCorp Holdings, Ltd. (File No. 1-12527) dated November 19, 1999 and filed on December 3, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-12527) on March 30, 2000 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-12527) on March 30, 2001 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (File No. 1-12527) on March 25, 2002 and incorporated herein by reference.

†	Confidential materials omitted and filed separately with the Commission.