Form 10-Q/A
period 2002-09-30
BAYCORP HOLDINGS LTD
filed 2003-01-30
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         September 30, 2002
                                                       ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                ----------------  --------------

  Commission file number                                  1-12527
                                                          -------

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          02-0488443
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

51 DOW HIGHWAY, SUITE 7                                       03903
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

Yes  X    No
   -----    -----

                 Class                          Outstanding at October 22, 2002
--------------------------------------          --------------------------------
Common Stock, $0.01 Par Value per Share                     8,471,569

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

      Item 1 - Financial Statements:

      Consolidated Statements of Income and Comprehensive Income -
        Three and Nine Months Ended September 30, 2002 and 2001 ................    3

      Consolidated Balance Sheets  -
        at September 30, 2002 and December 31, 2001 ............................    4

      Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 2002 and 2001 ..........................    6

      Notes to Financial Statements ............................................    7

      Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..............................................   15

      Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......   21


PART II - OTHER INFORMATION:


      Item 6 - Exhibits and Reports on Form 8-K ................................   21

      Signature ................................................................   22

      Certifications ...........................................................   23

      Exhibit Index ............................................................   25

                             BAYCORP HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                       2002           2001             2002            2001
                                                   ---------       ---------         ---------       ---------
Operating Revenues                                $   15,559      $   22,359        $   41,053      $   61,096

Operating Expenses

  Production                                           5,074           5,995            18,492          16,934
  Transmission                                           262             211               801             745
  Purchased Power                                         13           5,604               276          22,931
  Unrealized Gain on Firm Energy Contracts                 0          (1,316)                0         (14,636)
  Administrative & General                             2,884           1,704             7,137           4,882
  Depreciation & Amortization                            941             998             2,821           2,993
  Decommissioning Cost Accretion                       1,231             816             3,694           2,446
  Decommissioning Trust Fund Income                     (342)           (424)           (1,147)         (1,184)
  Taxes other than Income                                840             919             2,650           2,833
                                                   ---------       ---------         ---------       ---------
      Total Operating Expenses                        10,903          14,507            34,724          37,944

Operating Income                                       4,656           7,852             6,329          23,152

Other (Income) Deductions:
  Interest and Dividend Income                          (164)            (78)             (439)           (401)
  Equity Loss in HoustonStreet Investment                  0               0                 0             450
  Other (Income) deductions                              (11)             59                16             116
                                                   ---------       ---------         ---------       ---------
      Total Other (Income) Deductions                   (175)            (19)             (423)            165
Income Before Income Taxes                             4,831           7,871             6,752          22,987

Income Taxes                                               0               0                 0               0
                                                   ---------       ---------         ---------       ---------
Net Income                                             4,831           7,871             6,752          22,987

Other Comprehensive Income,
  Unrealized Loss on Securities                         (294)            (48)             (995)           (261)
                                                   ---------       ---------         ---------       ---------
Comprehensive Income                              $    4,537      $    7,823        $    5,757       $  22,726
                                                  ==========      ==========        ==========       =========

Weighted Average Shares Outstanding - Basic        8,376,140       8,334,264         8,386,914       8,334,264
Weighted Average Shares Outstanding - Diluted      8,763,558       8,579,467         8,719,134       8,575,993
Basic Net Income Per Share                        $     0.58      $     0.94        $     0.81      $     2.76
Diluted Net Income Per Share                      $     0.55      $     0.92        $     0.77      $     2.68

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                            September 30,   December 31,
                                                               2002             2001
                                                            -----------     -----------
ASSETS

Current Assets:
  Cash & Cash Equivalents                                    $  12,445        $  15,278
  Restricted Cash - Escrow                                           0            1,903
  Short-term Investments, at market                             13,011                0
  Accounts Receivable (Net of allowance of $1,100)               4,663            6,291
  Accounts Receivable from Related Party                            12                0
  Materials & Supplies, net                                      4,669            4,708
  Prepayments & Other Assets                                     2,005            1,372
                                                             ---------        ---------
      Total Current Assets                                      36,805           29,552

Property, Plant & Equipment and Fuel:

  Utility Plant Assets                                         125,117          123,923
  Less: Accumulated Depreciation                               (25,380)         (22,944)
                                                             ---------        ---------
  Net Property, Plant & Equipment                               99,737          100,979

  Nuclear Fuel                                                  16,701           23,365
  Less: Accumulated Amortization                                (8,391)         (12,096)
                                                             ---------        ---------
  Net Nuclear Fuel                                               8,310           11,269

      Net Property, Plant & Equipment and Fuel                 108,047          112,248

Other Assets:
  Decommissioning Trust Fund                                    33,239           32,048
  Deferred Debits & Other                                          607              123
                                                             ---------        ---------
      Total Other Assets                                        33,846           32,171

TOTAL ASSETS                                                 $ 178,698        $ 173,971
                                                             =========        =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                         September 30,    December 31,
                                                                             2002             2001
                                                                         ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                        $     197       $   1,607
  Accrued Taxes                                                                 410             617
  Accrued Misc. Seabrook Liabilities                                            585             900
  Accrued Seabrook Outage Costs                                                   0           3,336
  Miscellaneous Current Liabilities                                              85             681
                                                                             ------          ------
          Total Current Liabilities                                           1,277           7,141
Operating Reserves:
  Decommissioning Liability                                                  89,218          85,523
  Miscellaneous Other                                                           386             386
                                                                             ------          ------
          Total Operating Reserves                                           89,604          85,909
Other Liabilities & Misc. Deferred Credits                                    8,669           7,500
Commitments & Contingencies
Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,471,569 and 8,586,316, respectively             85              86
   Less: Treasury Stock - 0 and 185,052 shares,
      respectively, at cost                                                       0          (1,396)
   Additional Paid-in Capital                                                98,958         100,383
   Accumulated Other Comprehensive Income (Loss)                               (772)            223
   Accumulated Deficit                                                      (19,123)        (25,875)
                                                                             ------          ------
          Total Stockholders' Equity                                         79,148          73,421
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 178,698       $ 173,971
                                                                          =========       =========


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                     Nine Months          Nine Months
                                                                        Ended                Ended
                                                                  September 30, 2002   September 30, 2001
                                                                  ------------------   ------------------
Net cash flow from operating activities:
    Net income                                                          $  6,752             $ 22,987
    Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Equity loss in HoustonStreet investment                               0                  450
         Depreciation and amortization                                     2,821                2,645
         Amortization of nuclear fuel                                      3,105                3,105
         Unrealized gain on firm energy trading contracts                      0              (14,636)
         Non-cash compensation expense                                     1,125                    0
         Decommissioning trust accretion                                   3,694                2,446
         Decommissioning trust interest and other charges                 (1,147)                (765)
         (Increase) decrease in accounts and other receivable              1,616               (3,943)
         Increase in materials & supplies                                   (121)                 (68)
         Increase in prepaids, deferred debits and other assets           (1,117)              (1,796)
         Decrease in accounts payable and accrued expenses                (1,617)              (7,106)
         Increase (decrease) in misc. and other liabilities               (3,145)               2,425
                                                                        --------             --------
Net cash provided by operating activities                                 11,966                5,744

Net cash flows from investing activities:

  Capital additions                                                       (1,413)                (988)
  Nuclear fuel additions                                                    (146)              (1,010)
  Payments to decommissioning fund                                        (1,045)              (1,963)
  Investment in HoustonStreet                                                  0                 (450)
  Decrease in restricted cash                                              1,903                1,782
  Purchases of short term investments                                    (16,585)                   0
  Sales of short term investments                                          3,574                2,761
                                                                        --------             --------
Net cash (used in) provided by investing activities                      (13,712)                 132

Net cash from financing activities:

  Stock option exercise                                                      153                    0
  Reacquired capital stock                                                (1,240)                   0
  Other investments                                                            0                    0
                                                                        --------             --------
Net cash used in financing activities                                     (1,087)                   0

Net (decrease) increase in cash and cash equivalents                      (2,833)               5,876
Cash and cash equivalents, beginning of period                            15,278                9,071
                                                                        --------             --------
Cash and cash equivalents, end of period                                $ 12,445             $ 14,947
                                                                        ========             ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                            $  1,036             $     14
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for promissory notes                $    737             $      0


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

Explanatory Note

This Form 10-Q/A amends BayCorp Holdings, Ltd.'s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on October 28, 2002 and is being filed to reflect amendments disclosed in the Company's Form 10-K/A for the period ended December 31, 2001 filed January 30, 2003. The September 30, 2002 Form 10-Q is amended to (i) reflect an increase in paid in capital and an increase in accumulated deficit of approximately $6.7 million as a result of the change in 2000 in the value of the Company's investment in HoustonStreet Exchange, Inc. ("HoustonStreet"); this increase in the Company's investment in HoustonStreet increased the Company's 2000 loss by approximately $6.7 million,
(ii) reflect an increase in accumulated deficit of approximately $211,000 for a net increase in 2001 and 2000 general and administrative expenses including compensation costs related to repriced and accelerated options, (iii) an increase in accumulated deficit of $225,000 based on actual taxes incurred in 2001, and (iv) reclassify decommissioning accretion and decommissioning interest on the Consolidated Statements of Income from Other Income/Deductions to Operating Expenses for all periods presented. These restatements are all non-cash adjustments to the Company's financial statements. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

         BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. BayCorp owns two subsidiaries that generate and sell wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"), each of which is wholly-owned as of September 30, 2002. In addition, BayCorp owns 46.4% of HoustonStreet Exchange, Inc. ("HoustonStreet"), an Internet-based independent crude oil and refined products trading exchange.

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

                             BAYCORP HOLDINGS, LTD.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 as filed in Form 10-K/A, are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K/A. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

         Previously, Great Bay utilized unit contingent and firm forward power sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company follows the

                             BAYCORP HOLDINGS, LTD.

provisions of SFAS 133 Accounting for Derivative Activities and Hedging Activities. The Company recorded the related firm forward power sale contracts at fair value based on the estimated contract replacement value at each balance sheet date. The Company had no firm forward power sales contracts as of September 30, 2002 that required mark-to-market accounting treatment. As a result, as of September 30, 2002, the Company had no unrealized loss or gain on the mark-to-market of firm forward power sales contracts recorded in accrued expenses. The net change in unrealized gain/loss on firm forward power sales contracts included in the accompanying consolidated statements of income for the quarters ended September 30, 2002 and September 30, 2001 was $0 and a gain of approximately $1,316,000, respectively, and for the nine months ended September 30, 2002 and September 30, 2001 was $0 and a gain of approximately $14,636,000, respectively. The Company's amended power sale agreement with Unitil, as discussed previously, will require mark-to-market treatment when it becomes effective. The Company expects the agreement to become effective on or about November 1, 2002.

         Certain amounts in prior periods have been reclassified to conform with current period presentation. Decommissioning cost accretion and decommissioning trust fund income are currently being presented as a component of operating expenses.

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

                             BAYCORP HOLDINGS, LTD.

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

         New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the NDFC. The current estimated cost to decommission the Seabrook Project (based on a determination made by the NDFC in Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning purposes, a remaining 25-year life for the facility and a future cost escalation of 5.25% per year. The Company's pro-rata share of this estimated cost of decommissioning as of September 30, 2002 was approximately $89.2 million.

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

         Great Bay and Little Bay, consistent with industry practice, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of September 30, 2002, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to September 30, 2002, represented a liability of approximately $89 million reflected in the accompanying balance sheet. The Company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

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

         Pursuant to New Hampshire law and the purchase and sale agreement for the sale of the Company's Seabrook interest, Great Bay and Little Bay are required to "top off" their decommissioning trust funds so that the fund balance meets the funding requirements established by the NDFC in Docket 2001-01. The balance of the Great Bay and Little Bay decommissioning trusts, which are aggregated for this purpose, was approximately $32.3 million as of June 30, 2002 and as of that date was projected to be approximately $33 million at November 15, 2002, the then anticipated closing date of the asset sale, based upon the anticipated required contributions to the fund between July 1, 2002 and November 15, 2002. The fund balance will fluctuate due to the market performance of the fund, and the decommissioning top off and net proceeds will accordingly increase or decrease. Based on that estimate, the Company estimates that its top off payment will be approximately $7 million assuming a closing date for the sale of Seabrook of November 1, 2002.

NOTE D - INVESTMENT IN HOUSTONSTREET

         As of December 31, 1999, the Company owned 100% of HoustonStreet. During 2000, HoustonStreet raised additional equity from outside investors and as a result the Company's ownership

                             BAYCORP HOLDINGS, LTD.

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

HoustonStreet:                           Nine Months
                                           ended          Year ended         Year ended
                                          September      December 31,       December 31,
                                          30, 2002          2001                 2000
                                         -----------     ------------       ------------
Total Assets                             $  784,600      $  1,256,400       $ 11,958,600
Total Liabilities                        13,557,300        14,784,100         15,395,800

Commission Revenues                         748,200         1,899,500            523,400

Other Revenues                              725,000                --                 --

Net Gain (Loss)                             506,400       (14,936,900)       (40,046,800)
Company's Proportional Equity in
       Net Gain (Loss)                   $  235,000      $ (6,856,000)      $(22,259,000)
Gain (Loss) Reflected in BayCorp
        Financials                       $        0      $          0       $(11,077,000)

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

         In March 2002, in connection with the exercise of stock options, the Company received limited recourse promissory notes and stock pledge agreements from its President, Frank Getman, and a director, John Tillinghast. Mr. Getman was given two separate loans dated March 27, 2002, one for $167,502 and one for $108,123. On March 7, 2002, Mr. Tillinghast was given a loan for $461,502. The loans are secured by stock pledge agreements between the individuals and the Company. The notes, which were approved by the Company's full board of directors, bear interest at 5%. The notes and agreements were executed in order to allow for the exercise of certain stock options before they expired. The notes were given in lieu of cash payments for the exercise price of the options. The total exercise price of these options was $737,127. Mr. Getman has pledged 56,250 shares under his agreements and Mr. Tillinghast has pledged 94,184 shares under his agreement. The notes are due on the earlier of (i) December 31, 2003 or (ii) 30 days after the payment to Great Bay, Little Bay and BayCorp or its common shareholders, as the case may be, of the proceeds of the sale of (a) Great Bay's and Little Bay's interests in the Seabrook Project or (b) BayCorp shares of capital stock of Great Bay and Little Bay or (c) the outstanding shares of capital stock of BayCorp by merger, share exchange or otherwise. The security agreements provide that the borrowers must maintain at least two times the principal loan value in the

                             BAYCORP HOLDINGS, LTD.

event of partial repayments. The Company has no agreements, formal or informal, to forgive the loans or change the terms on the loans

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

         Unrealized gains (losses) on securities held by the Company in its decommissioning trust fund and short-term investment accounts are recorded as Accumulated Other Comprehensive Income (Loss) in the Company's balance sheet. Accumulated other comprehensive income (loss) and the current period charge are as follows:

                                                     Accumulated Other
                                                   Comprehensive Income
                                                  ----------------------

            Beginning Balance                            $ 223,000
            Current Period Charge                         (995,000)
                                                         --------
            Ending Balance                               $(772,000)
                                                         =========

NOTE F - NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for the Company's 2003 fiscal year, which provides guidance on accounting for nuclear plant decommissioning costs. SFAS 143 prescribes fair value accounting for asset retirement liabilities, including nuclear decommissioning obligations, and requires recognition of such liabilities at the time incurred. The sales agreement with NU established a minimum expected value for the Company's investment in the Seabrook plant and the expected deal with FPL Group established a fair value. The Company estimates that the current carrying amount for the respective investment is the lower of the carrying amount or fair value less cost to sell in accordance with SFAS No. 143.

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

                             BAYCORP HOLDINGS, LTD.

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

                             BAYCORP HOLDINGS, LTD.

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

Results of Operations: First Nine Months of 2002 Compared to the First Nine Months of 2001

Operating Revenues

         BayCorp's operating revenues decreased by approximately $20,043,000, or 32.8%, to $41,053,000 in the first nine months of 2002 as compared to $61,096,000 in the first nine months of 2001. The decrease in operating revenues was primarily attributable to lower sales volume from the resale of purchased power in the nine months ended September 30, 2002 as compared to the sales volume from the resale of purchased power in the nine months ended September 30, 2001. During the nine months ended September 30, 2001 the Company was obligated to sell power on a firm basis. Great Bay purchased power for resale pursuant to a purchase power agreement to support its firm power sale obligation. There were no significant purchases of power for resale made during the same period in 2002.

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

                             BAYCORP HOLDINGS, LTD.

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

                             BAYCORP HOLDINGS, LTD.

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

                             BAYCORP HOLDINGS, LTD.

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

Forward - Looking Statements

         This Quarterly Report on Form 10-Q/A contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "expects", "anticipates", "plans", "intends" and similar expressions are intended to identify forward-looking statements. Forward looking statements include, without limitation, statements concerning the closing date of the Seabrook sale and the expected proceeds, future net working capital and net operating loss carryforwards, firm forward power sales contracts, the ability to meet future anticipated cash requirements and BayCorp's share of Seabrook's 2002 capital expenditures and 2002 refueling and outage expenses. There are a number of important factors that could cause the results of BayCorp and/or it subsidiaries to differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K/A under the caption Management's Discussion and Analysis of Financial Condition and Results of Operation - Certain Factors That May Affect Future Results, which are incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                             BAYCORP HOLDINGS, LTD.

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

                                           BAYCORP HOLDINGS, LTD.


January 30, 2003                           /s/ Frank W. Getman Jr.
                                           -------------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.

                                 CERTIFICATIONS

I, Frank W. Getman Jr., President and CEO of BayCorp Holdings, Ltd., certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of BayCorp Holdings, Ltd.;

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

      1. I have reviewed this quarterly report on Form 10-Q/A of BayCorp Holdings, Ltd.;

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

Date: January 30, 2003                    /s/ Patrycia T. Barnard
                                          --------------------------------------
                                          Patrycia T. Barnard
                                          Chief Accounting Officer and Treasurer

                             BAYCORP HOLDINGS, LTD.

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

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