Form 10-Q/A
period 2002-03-31
BAYCORP HOLDINGS LTD
filed 2003-02-04
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                              March 31, 2002
                                       OR

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

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income -
               Three Months Ended March 31, 2002 and 2001 ....................   3

         Consolidated Balance Sheets at March 31, 2002
             and December 31, 2001 ...........................................   4

         Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2002 and 2001 ......................   6

         Notes to Financial Statements .......................................   7

         Item 2 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ......................................  13

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk   17

PART II - OTHER INFORMATION:

         Item 6 - Exhibits and Reports on Form 8-K ...........................  17

         Signature ...........................................................  18

         Certifications ......................................................  19

         Exhibit Index .......................................................  21

                             BAYCORP HOLDINGS, LTD.



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                               Three Months Ended          Three Months Ended
                                                                 March 31, 2002              March 31, 2001
                                                                  -----------                 -----------
Operating Revenues                                                $    15,368                 $    19,267

Operating Expenses

  Production                                                            6,586                       5,426
  Transmission                                                            248                         264
  Purchased Power                                                         192                      13,738
  Unrealized Gain on Firm Energy Trading Contracts                          0                      (6,314)
  Administrative & General                                              1,984                       1,815
  Depreciation & Amortization                                             941                         997
  Decommissioning Cost Accretion                                        1,231                         815
  Decommissioning Trust Fund Income                                      (357)                       (352)
  Taxes other than Income                                                 871                         963
                                                                  -----------                 -----------
      Total Operating Expenses                                         11,696                      17,352
Operating Income                                                        3,672                       1,915

Other (Income) Deductions:
  Interest and Dividend Income                                           (130)                       (170)
  Equity Loss in HoustonStreet Investment                                   0                         450
  Other Deductions                                                        158                          62
                                                                  -----------                 -----------
      Total Other Deductions                                               28                         342
Income Before Income Taxes                                              3,644                       1,573

Income Taxes                                                                0                           0
                                                                  -----------                 -----------
Net Income                                                              3,644                       1,573

Other Comprehensive Income, Net of Tax

  Unrealized Gain (Loss) on Securities                                   (496)                         37
                                                                  -----------                 -----------
Comprehensive Income                                              $     3,148                 $     1,610
                                                                  ===========                 ===========
Weighted Average Shares Outstanding - Basic                         8,423,241                   8,334,264
Weighted Average Shares Outstanding - Diluted                       8,573,790                   8,540,297
Basic Net Income Per Share                                        $      0.43                 $      0.19
Diluted Net Income Per Share                                      $      0.43                 $      0.19

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.



                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                              March 31,                December 31,
                                                                2002                      2001
                                                              ---------                 ---------
ASSETS
Current Assets:

  Cash & Cash Equivalents                                     $   3,986                 $  15,278
  Restricted Cash - Escrow                                        1,377                     1,903
  Short-term Investments, at market                              15,717                         0
  Accounts Receivable                                             4,938                     6,291
  Materials & Supplies, net                                       4,843                     4,708
  Prepayments & Other Assets                                      3,043                     1,372
                                                              ---------                 ---------
      Total Current Assets                                       33,904                    29,552

Property, Plant & Equipment and Fuel:
  Utility Plant Assets                                          124,087                   123,923
  Less: Accumulated Depreciation                                (23,719)                  (22,944)
                                                              ---------                 ---------
  Net Property, Plant & Equipment                               100,368                   100,979

  Nuclear Fuel                                                   23,399                    23,365
  Less: Accumulated Amortization                                (13,131)                  (12,096)
                                                              ---------                 ---------
  Net Nuclear Fuel                                               10,268                    11,269

      Net Property, Plant & Equipment and Fuel                  110,636                   112,248

Other Assets:
  Decommissioning Trust Fund                                     32,469                    32,048
  Deferred Debits & Other                                           150                       123
                                                              ---------                 ---------
      Total Other Assets                                         32,619                    32,171


TOTAL ASSETS                                                  $ 177,159                 $ 173,971
                                                              =========                 =========

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.



                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                  March 31,              December 31,
                                                                                    2002                     2001
                                                                                  ---------               ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                           $     479               $   1,607
  Miscellaneous Current Liabilities                                                   5,114                   5,534
                                                                                  ---------               ---------
          Total Current Liabilities                                                   5,593                   7,141

Operating Reserves:
  Decommissioning Liability                                                          86,755                  85,523
  Miscellaneous Other                                                                   386                     386
                                                                                  ---------               ---------
          Total Operating Reserves                                                   87,141                  85,909

Other Liabilities & Deferred Credits                                                  7,831                   7,500

Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,766,750 and 8,586,316, respectively                     88                      86
   Less: Treasury Stock - 226,381 and 185,052 shares,
      respectively, at cost                                                          (1,772)                 (1,396)
   Additional Paid-in Capital                                                       100,782                 100,383
   Accumulated Other Comprehensive Income                                              (273)                    223
   Accumulated Deficit                                                              (22,231)                (25,875)
                                                                                  ---------               ---------
          Total Stockholders' Equity                                                 76,594                  73,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 177,159               $ 173,971
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

                             BAYCORP HOLDINGS, LTD.



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                       Three Months           Three Months
                                                                          Ended                  Ended
                                                                      March 31, 2002         March 31, 2001
                                                                         --------               --------
Net cash flow from operating activities:

    Net income                                                           $  3,644               $  1,573
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
         Equity loss in HoustonStreet investment                                0                    450
         Depreciation and amortization                                        774                    914
         Amortization of nuclear fuel                                       1,035                  1,035
         Unrealized gain on firm energy trading contracts                       0                 (6,314)
         Non-cash compensation expense                                         31                      0
         Decommissioning trust accretion                                    1,231                    815
         Decommissioning trust interest and other charges                     (73)                  (354)
         (Increase) decrease in accounts receivable                         1,354                 (2,358)
         Increase in materials & supplies                                    (135)                  (146)
         Increase in prepaids and other assets                             (1,698)                (1,605)
         Decrease in accounts payable and accrued expenses                 (1,128)                (6,308)
         Increase (decrease) in misc. and other liabilities                   133                  8,241
                                                                         --------               --------
Net cash provided by (used in) operating activities                         5,168                 (4,057)

Net cash flows from investing activities:

  Capital additions                                                          (164)                  (364)
  Nuclear fuel additions                                                      (34)                   (83)
  Payments to decommissioning fund                                           (348)                  (654)
  Investment in HoustonStreet                                                   0                   (450)
  (Increase) decrease in restricted cash                                      526                  1,788
  Purchase of short term investments                                      (16,625)                     0
  Sales of short term investments                                             414                  3,059
                                                                         --------               --------
Net cash (used in) provided by investing activities                       (16,231)                 3,296

Net cash from financing activities:

  Stock option exercise                                                       147                      0
  Reacquired capital stock                                                   (376)                     0
  Other investments                                                             0                      0
                                                                         --------               --------
Net cash used in financing activities                                        (229)                     0

Net decrease in cash and cash equivalents                                 (11,292)                  (761)
Cash and cash equivalents, beginning of period                             15,278                  9,071
                                                                         --------               --------
Cash and cash equivalents, end of period                                 $  3,986               $  8,310
                                                                         ========               ========
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for promissory notes                 $    739               $      0
                                                                         --------               --------

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


EXPLANATORY NOTE

         This Form 10-Q/A amends BayCorp Holdings, Ltd.'s quarterly report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002 and is being filed to reflect amendments disclosed in the Company's Form 10-K/A for the period ended December 31, 2001 filed January 30, 2003. The March 31, 2002 Form 10-Q is amended to (i) reflect an increase in paid in capital and an increase in accumulated deficit of approximately $6.7 million as a result of the change in 2000 in the value of the Company's investment in HoustonStreet Exchange, Inc. ("HoustonStreet"); this increase in the Company's investment in HoustonStreet increased the Company's 2000 loss by approximately $6.7 million, (ii) reflect an increase in accumulated deficit of approximately $210,000 for a net increase in 2001 and 2000 general and administrative expenses including compensation costs related to repriced and accelerated options, (iii) reflect an increase in accumulated deficit of $225,000 based on actual taxes incurred in 2001, (iv) reclassify decommissioning accretion and decommissioning interest on the Consolidated Statements of Income from Other Income/Deductions to Operating Expenses for all periods presented and, (v) reclassify loans to an officer and a director from current assets to a deduction from stockholders' equity as of March 31, 2002. These restatements are all non-cash adjustments to the Company's financial statements. The amendments also include minor financial statement reclassification and other modifications to the footnotes. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

         As part of the sale, BayCorp will transfer to FPL Group nearly all of its liabilities associated with Seabrook, including the decommissioning liability, and retain all of its cash and other assets in addition to the proceeds from the auction. The sale is subject to BayCorp shareholder approval and various regulatory approvals, including the NHPUC, the CDPUC, the Federal Energy Regulatory Commission ("FERC") and the NRC. BayCorp expects the closing to occur around the end of 2002.

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

         Accumulated other comprehensive income and the current period charge are as follows:

                                           Three Month             Accumulated
                                           Unrealized                Other
                                              Loss                Comprehensive
                                          on Securities              Income
                                            ---------               ---------
         Beginning Balance                  $ 223,000               $ 223,000
         Current Period Charge               (496,000)               (496,000)
                                            ---------               ---------
         Ending Balance                     $ 273,000               $ 273,000
                                            =========               =========

         Previously, Great Bay utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. Effective January 1, 1999, Great Bay adopted Emerging Issues Task Force Issue ("EITF") No. 98-10, "Accounting for Contracts Involved in

                             BAYCORP HOLDINGS, LTD.



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

                             BAYCORP HOLDINGS, LTD.



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

                             BAYCORP HOLDINGS, LTD.



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

         Great Bay and Little Bay, based on the initial FASB exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of March 31, 2002, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to March 31, 2002, represented a liability of $86.8 million reflected in the accompanying balance sheet. In accordance with the initial FASB exposure draft, the company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

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

                             BAYCORP HOLDINGS, LTD.



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

       HoustonStreet:

                                     Three months ended      Year ended           Year ended
                                       March 31, 2002     December 31, 2001    December 31, 2000
                                        ------------        ------------         ------------
         Total assets                   $  1,757,100        $  1,256,400         $ 11,958,600
         Total liabilities                14,675,000          14,784,100           15,395,800
         Commission Revenues                 281,200           1,899,500              523,400
         Other Revenues                      725,000                --                   --
         Net income (loss)                   609,700         (14,936,900)         (40,046,800)
         Company's equity in net
         income (loss)                       282,900          (6,856,000)         (22,259,000)

                             BAYCORP HOLDINGS, LTD.



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

                             BAYCORP HOLDINGS, LTD.


      The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

Results of Operations: First Quarter of 2002 Compared to the First Quarter of
2001

Operating Revenues

      BayCorp's operating revenues decreased by approximately $3,899,000, or 20.2%, to $15,368,000 in the first quarter of 2002 as compared to $19,267,000 in the first quarter of 2001. The decrease in operating revenues was primarily attributable to a decrease in selling prices in the first quarter of 2002 as compared to the first quarter of 2001. During the three months ended March 31, 2002, Great Bay's average selling price decreased 17.3%, to 4.07 cents per kilowatt hour ("kWh") as compared to an average selling price of 4.92 cents per kWh for the same period in 2001. Sales of electricity decreased by approximately 3.3% to 378,038,000 kWhs during the first quarter of 2002 as compared to approximately 390,766,900 kWhs in the first quarter of 2001. The decrease in kWhs sold was primarily attributable to a decrease in purchased power during the first quarter of 2002 as compared to the first quarter of 2001. The capacity factor at the Seabrook Project for the first quarter of 2002 was 100% compared to 50.8% for the first quarter of 2001. During the first quarter of 2001, the capacity factor was adversely impacted by the extended 4th quarter 2000 refueling outage and unscheduled maintenance outages. There were no scheduled or unscheduled outages during the first quarter of 2002.

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

                             BAYCORP HOLDINGS, LTD.


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

                             BAYCORP HOLDINGS, LTD.


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

                             BAYCORP HOLDINGS, LTD.


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

                                           BAYCORP HOLDINGS, LTD.


February 4, 2003                           /s/ Frank W. Getman Jr.
                                           ----------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

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

Date: February 4, 2003                     /s/ Frank W. Getman Jr.
                                           -------------------------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

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

Date: February 4, 2003                    /s/ Patrycia T. Barnard
                                          --------------------------------------
                                          Patrycia T. Barnard
                                          Chief Accounting Officer and Treasurer

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------
10.1            Purchase and Sale Agreement for the Seabrook Nuclear Power
                Station by and among North Atlantic Energy Corporation, The
                United Illuminating Company, Great Bay Power Corporation, New
                England Power Company, The Connecticut Light and Power Company,
                Canal Electric Company, Little Bay Power Corporation and New
                Hampshire Electric Cooperative, Inc. as Sellers and North
                Atlantic Energy Service Corporation and FPL Energy Seabrook, LLC
                as Buyer dated April 13, 2002.(1)

10.2            Promissory Note, dated March 27, 2002, by and between Frank W.
                Getman Jr. in favor of BayCorp Holdings, Ltd.(1)

10.3            Stock Pledge Agreement, dated March 27, 2002, by and between
                Frank W. Getman Jr. and BayCorp Holdings, Ltd.(1)

10.4            Promissory Note, dated March 27, 2002, by and between Frank W.
                Getman Jr. in favor of BayCorp Holdings, Ltd.(1)

10.5            Stock Pledge Agreement, dated March 27, 2002, by and between
                Frank W. Getman Jr. and BayCorp Holdings, Ltd.(1)

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

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 1- 12527) on May 15, 2002.