Form 10-Q/A
period 2002-06-30
BAYCORP HOLDINGS LTD
filed 2003-02-04
CIK 1012127

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

                             BAYCORP HOLDINGS, LTD.

                                      INDEX

PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income -
               Three and Six Months Ended June 30, 2002 and 2001 ..............   3

         Consolidated Balance Sheets  -
            at June 30, 2002 and December 31,  2001.............................4-5

         Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2002 and 2001...........................   6

         Notes to Financial Statements..........................................  7
         .
         Item 2 -  Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................... 14

         Item 3 -  Quantitative and Qualitative Disclosures About Market Risk... 19


PART II - OTHER INFORMATION:


         Item 4 - Submission of Matters to a Vote of Security Holders........... 19

         Item 6 - Exhibits and Reports on Form 8-K.............................. 20


         Signature.............................................................. 21

         Certifications......................................................... 22

         Exhibit Index.......................................................... 24

                             BAYCORP HOLDINGS, LTD.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

            (Dollars in Thousands, except shares and per share data)

                                                             Three Months Ended June 30,        Six Months Ended June 30,
                                                               2002            2001                2002            2001
                                                           ---------      ---------            ---------       ---------
Operating Revenues                                           $10,126        $19,470              $25,494         $38,737

Operating Expenses

  Production                                                   6,832          5,513               13,418          10,939
  Transmission                                                   291            270                  539             534
  Purchased Power                                                 71          3,589                  263          17,327
  Unrealized Gain on Firm Energy Contracts                         0         (7,006)                   0         (13,320)
  Administrative & General                                     2,269          1,363                4,253           3,178
  Depreciation & Amortization                                    939            998                1,880           1,995
  Decommissioning Cost Accretion                               1,232            815                2,463           1,630
  Decommissioning Trust Fund Income                             (448)          (408)                (805)           (760)
  Taxes other than Income                                        939            951                1,810           1,914
                                                           ---------      ---------            ---------       ---------
      Total Operating Expenses                                12,125          6,085               23,821          23,437
Operating (Loss) Income                                       (1,999)        13,385                1,673          15,300

Other (Income) Deductions:
  Interest and Dividend Income                                  (145)          (154)                (275)           (324)
  Equity Loss in HoustonStreet Investment                          0              0                    0             450
  Other (Income) deductions                                     (131)            (4)                  27              58
                                                           ---------      ---------            ---------       ---------
      Total Other (Income) Deductions                           (276)          (158)                (248)            184
Income (Loss) Before Income Taxes                             (1,723)        13,543                1,921          15,116

Income Taxes                                                       0              0                    0               0
                                                           ---------      ---------            ---------       ---------
Net (Loss) Income                                             (1,723)        13,543                1,921          15,116

Other Comprehensive Loss
  Unrealized Loss on Securities                                 (205)          (249)                (701)           (212)
                                                           ---------      ---------            ---------       ---------
Comprehensive (Loss) Income                                  ($1,928)       $13,294               $1,220         $14,904
                                                           =========      =========            =========       =========
Weighted Average Shares Outstanding - Basic                8,390,226      8,334,264            8,392,390       8,334,264
Weighted Average Shares Outstanding - Diluted              8,390,226      8,613,602            8,692,600       8,574,208
Basic Net Income Per Share                                    ($0.20)         $1.63                $0.23           $1.81
Diluted Net Income Per Share                                  ($0.20)         $1.57                $0.22           $1.76

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                   June 30,            December 31,
                                                                                     2002                 2001
                                                                                ----------------      -------------
ASSETS
Current Assets:

  Cash & Cash Equivalents                                                                $5,269            $15,278
  Restricted Cash - Escrow                                                                  357              1,903
  Short-term Investments, at market                                                      14,821                  0
  Accounts Receivable (Net of allowance of $1,100)                                        4,621              6,291
  Accounts Receivable from Related Party                                                     25                  0
  Materials & Supplies, net                                                               4,593              4,708
  Prepayments & Other Assets                                                              1,282              1,372
                                                                                ----------------      -------------
      Total Current Assets                                                               30,968             29,552

Property, Plant & Equipment and Fuel:
  Utility Plant Assets                                                                  124,607            123,923
  Less: Accumulated Depreciation                                                        (24,603)           (22,944)
                                                                                ----------------      -------------
  Net Property, Plant & Equipment                                                       100,004            100,979

  Nuclear Fuel                                                                           16,653             23,365
  Less: Accumulated Amortization                                                         (7,356)           (12,096)
                                                                                ----------------      -------------
  Net Nuclear Fuel                                                                        9,297             11,269

      Net Property, Plant & Equipment and Fuel                                          109,301            112,248

Other Assets:
  Decommissioning Trust Fund                                                             32,798             32,048
  Deferred Debits & Other                                                                   379                123
                                                                                ----------------      -------------
      Total Other Assets                                                                 33,177             32,171


TOTAL ASSETS                                                                           $173,446           $173,971
                                                                                ================      =============

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                                                   June 30,            December 31,
                                                                                     2002                 2001
                                                                                ----------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                                    $238             $1,607
  Accrued Taxes                                                                             703                617
  Accrued Misc. Seabrook Liabilities                                                        570              1,115
  Accrued Legal and Professional Expenses                                                   185                244
  Miscellaneous Current Liabilities                                                          65              3,558
                                                                                ----------------      -------------
          Total Current Liabilities                                                       1,761              7,141

Operating Reserves:
  Decommissioning Liability                                                              87,986             85,523
  Miscellaneous Other                                                                       386                386
                                                                                ----------------      -------------
          Total Operating Reserves                                                       88,372             85,909

Other Liabilities & Deferred Credits                                                      8,317              7,500



Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 8,767,250 and 8,586,316, respectively                         88                 86
   Less: Treasury Stock - 226,381 and 185,052 shares,
      respectively, at cost                                                              (1,772)            (1,396)
   Additional Paid-in Capital                                                           101,525            100,383
   Deferred Compensation                                                                   (413)                 0
   Accumulated Other Comprehensive Income (Loss)                                           (478)               223
   Accumulated Deficit                                                                  (23,954)           (25,875)
                                                                                ----------------      -------------
          Total Stockholders' Equity                                                     74,996             73,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $173,446           $173,971
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

                             BAYCORP HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                                        Six Months            Six Months
                                                                                          Ended                 Ended
                                                                                      June 30, 2002         June 30, 2001
                                                                                    -------------------   -------------------
Net cash flow from operating activities:
    Net income                                                                                  $1,921               $15,116
    Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Equity loss in HoustonStreet investment                                                     0                   450
         Depreciation and amortization                                                           1,880                 1,995
         Amortization of nuclear fuel                                                            2,070                 2,070
         Unrealized gain on firm energy trading contracts                                            0               (13,320)
         Non-cash compensation expense                                                             563                     0
         Decommissioning trust accretion                                                         2,463                 1,630
         Decommissioning trust interest and other charges                                         (806)                 (439)
         (Increase) decrease in accounts and other receivable                                    1,645                (3,024)
         (Increase) decrease in materials & supplies                                                 4                    (4)
         Increase in prepaids, deferred debits and other assets                                   (166)               (1,435)
         Decrease in accounts payable and accrued expenses                                      (1,368)               (6,722)
         Increase (decrease) in misc. and other liabilities                                     (3,181)                5,439
                                                                                    -------------------   -------------------
Net cash provided by operating activities                                                        5,025                 1,756

Net cash flows from investing activities:
  Capital additions                                                                               (794)                 (902)
  Nuclear fuel additions                                                                           (98)                 (126)
  Payments to decommissioning fund                                                                (697)               (1,308)
  Investment in HoustonStreet                                                                        0                  (450)
  Decrease in restricted cash                                                                    1,546                 1,784
  Purchases of short term investments                                                          (16,625)                    0
  Sales of short term investments                                                                1,857                 2,808
                                                                                    -------------------   -------------------
Net cash (used in) provided by investing activities                                            (14,811)                1,806

Net cash from financing activities:
  Stock option exercise                                                                            153                     0
  Reacquired capital stock                                                                        (376)                    0
  Other investments                                                                                  0                     0
                                                                                    -------------------   -------------------
Net cash used in financing activities                                                             (223)                    0

Net increase (decrease) in cash and cash equivalents                                           (10,009)                3,562
Cash and cash equivalents, beginning of period                                                  15,278                 9,071
                                                                                    -------------------   -------------------
Cash and cash equivalents, end of period                                                        $5,269               $12,633
                                                                                    ===================   ===================
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                                                      $705                   $14
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for promissory notes                                          $737                    $0


 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.



EXPLANATORY NOTE

       This Form 10-Q/A amends BayCorp Holdings, Ltd.'s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 and is being filed to reflect amendments disclosed in the Company's Form 10-K/A for the period ended December 31, 2001 filed January 30, 2003. The June 30, 2002 Form 10-Q is amended to (i) reflect an increase in paid in capital and an increase in accumulated deficit of approximately $6.7 million as a result of the change in 2000 in the value of the Company's investment in HoustonStreet Exchange, Inc. ("HoustonStreet"); this increase in the Company's investment in HoustonStreet increased the Company's 2000 loss by approximately $6.7 million, (ii) reflect an increase in accumulated deficit of approximately $210,000 for a net increase in 2001 and 2000 general and administrative expenses including compensation costs related to repriced and accelerated options, (iii) reflect an increase in accumulated deficit of $225,000 based on actual taxes incurred in 2001, and (iv) reclassify decommissioning accretion and decommissioning interest on the consolidated statements of income from other income/deductions to operating expenses for all periods presented. These restatements are all non-cash adjustments to the Company's financial statements. The amendments also include minor financial statement reclassifications and other modifications to the footnotes. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

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

      As part of the sale, BayCorp will transfer to FPL Group nearly all of its liabilities associated with Seabrook, including the decommissioning liability. BayCorp will retain all of its cash and other assets in addition to the sale proceeds. In addition to the sale proceeds, on December 31, 2002 BayCorp expects to have net working capital of approximately $22-$25 million assuming a 92% capacity factor for the balance of the year. This figure includes a reduction for expected tax liabilities and an increase for the cash that would be received by the company upon the exercise of all outstanding stock options. Other assets of BayCorp include an above market power sales contract, an equity interest in HoustonStreet and expected net operating loss carryforwards of approximately $70 million after the sale of the Seabrook interests. Assuming the exercise of all options currently outstanding, BayCorp would have approximately 9.49 million shares outstanding. The sale is subject to BayCorp shareholder approval and various regulatory approvals, including the New Hampshire Public Utilities Commission ("NHPUC"), the Connecticut Department of Public Utility Control ("CDPUC"), the Federal Energy Regulatory Commission ("FERC") and the NRC. BayCorp expects the closing to occur around the end of 2002.

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

                             BAYCORP HOLDINGS, LTD.




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

      New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the NDFC. This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. In November 2001, the NDFC issued an order that established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $555.6 million in 2001 dollars, assuming for decommissioning purposes, a remaining 25-year life for the facility and a future cost escalation of 5.25% per year. The Company's pro-rata share of this estimated cost of decommissioning as of June 30, 2002 was approximately $88 million.

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

                             BAYCORP HOLDINGS, LTD.




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

      Great Bay and Little Bay, based on the initial FASB exposure draft, have been recognizing a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of June 30, 2002, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to June 30, 2002, represented a liability of approximately $88 million reflected in the accompanying balance sheet. In accordance with the initial FASB exposure draft, the company's wholly-owned subsidiaries record any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

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

      HoustonStreet:

                                      Six Months           Year ended            Year ended
                                    ended June 30,         December 31,          December 31,
                                         2002                  2001                 2000
                                    --------------         ------------          ------------
Total Assets ...............         $  1,070,500          $  1,256,400          $ 11,958,600
Total Liabilities ..........           14,577,300            14,784,100            15,395,800
Commission Revenues ........              516,300             1,899,500               523,400
Other Revenues .............              725,000                    --                    --
Net Loss ...................             (150,300)          (14,936,900)          (40,046,800)
Company's Equity in net loss              (69,700)           (6,856,000)          (22,259,000)

                             BAYCORP HOLDINGS, LTD.




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

      Unrealized gains (losses) on securities held by the Company in its decommissioning trust fund and short-term investment accounts are recorded as Accumulated Other Comprehensive Income in the Company's balance sheet. Accumulated other comprehensive income and the current period charge are as follows:

                                 Accumulated Other
                                Comprehensive Income
                                --------------------
Beginning Balance ...                $ 223,000
Current Period Charge                 (701,000)
                                     ---------
Ending Balance ......                $(478,000)
                                     =========

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

                             BAYCORP HOLDINGS, LTD.




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

                             BAYCORP HOLDINGS, LTD.




quarter of 2001. The decrease in kWhs sold was primarily attributable to the loss of Seabrook generation during the scheduled refueling outage that took place in the second quarter of 2002.

Expenses

      Production and transmission expenses increased approximately $1,340,000, or 23.2%, to $7,123,000 in the second quarter of 2002 as compared to $5,783,000 in the second quarter of 2001. This increase was primarily attributable to costs associated with the refueling outage in the second quarter of 2002. There was no refueling outage in the second quarter of 2001. Purchased power costs decreased approximately $3,518,000, from $3,589,000 in the second quarter of 2001 to $71,000 in the second quarter of 2002. During the second quarter of 2001, Great Bay purchased power for resale pursuant to a Purchase Power Agreement with Select Energy. There were no significant power purchases made during the second quarter of 2002. Administrative and general expenses increased approximately $906,000, or 66.5%, to $2,269,000 in the second quarter of 2002 as compared to $1,363,000 in the second quarter of 2001. This increase was attributable in part to higher administrative and general expenses at Seabrook during the second quarter of 2002 as compared to the second quarter of 2001. Also in the second quarter of 2002, the Company recorded $209,000 in non-cash compensation costs for employee stock option costs relating to options that were repriced in 1998. In addition, during the second quarter of 2002, the Company recorded $323,000 in non-cash compensation costs for certain options exercised in 2002. See Note E - Equity. Depreciation expense decreased approximately $59,000, or 5.9%, and taxes other than income decreased approximately $12,000, or 1.3%, during the second quarter of 2002 as compared to the same period in 2001.

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

Expenses

      Production and transmission expenses increased approximately $2,484,000, or 21.7%, to $13,957,000 in the first six months of 2002 as compared to $11,473,000 in the first six months of 2001. This increase was primarily attributable to costs associated with the refueling outage in the first six months of 2002. Purchased power costs decreased approximately $17,064,000, from $17,327,000 in the six months ended June 30, 2001 to $263,000 in the six months ended June 30, 2002. During the six months ended June 30, 2001, Great Bay purchased power for resale to cover firm sales contracts during unscheduled outages in addition to purchasing power for resale pursuant to a Purchase Power Agreement with Select Energy. There were no firm power sales contracts and there were no significant power purchases made during the six months ended June 30, 2002. Administrative and general expenses increased approximately $1,075,000, or 33.8%, to $4,253,000 in the first six months of 2002 as compared to $3,178,000 in the first six months of 2001. This increase was attributable in part to higher administrative and general expenses at Seabrook during the first six months of 2002 as compared to the first six months of 2001. In addition, during the six months ended June 30, 2002, the Company recorded $240,000 in non-cash compensation costs for employee stock option costs relating to options that were repriced in 1998. Also during the six months ended June 30, 2002, the Company recorded $323,000 in non-cash compensation costs for certain options exercised during the six month period. See Note E - Equity. Depreciation expense decreased approximately $115,000, or 5.8%, and taxes other than income decreased approximately $104,000, or 5.4%, during the first six months of 2002 as compared to the same period in 2001.

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

                             BAYCORP HOLDINGS, LTD.




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

                             BAYCORP HOLDINGS, LTD.




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

                             BAYCORP HOLDINGS, LTD.




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

                             BAYCORP HOLDINGS, LTD.




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

                                       BAYCORP HOLDINGS, LTD.


February 4, 2003                       By: /s/ Frank W. Getman Jr.
                                       -----------------------------------------
                                       Frank W. Getman Jr.
                                       President and Chief Executive Officer

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

Date: February 4, 2003                     /s/ Frank W. Getman Jr.
                                           -----------------------
                                           Frank W. Getman Jr.
                                           President and Chief Executive Officer

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

Date: February 4, 2003                    /s/ Patrycia T. Barnard
                                          -----------------------
                                          Patrycia T. Barnard
                                          Chief Accounting Officer and Treasurer

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

10.1        Promissory Note, dated March 7, 2002, by and between John A.
            Tillinghast in favor of BayCorp Holdings, Ltd. (1)

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

99.2        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

99.3        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

            (1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 1-12527) on August 14, 2002.