Form 10-K
period 2002-12-31
BAYCORP HOLDINGS LTD
filed 2003-03-31
CIK 1012127

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-12527

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            02-0488443
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

ONE NEW HAMPSHIRE AVENUE, SUITE 125
    PORTSMOUTH, NEW HAMPSHIRE                                     03801
(Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 766-4990

           51 DOW HIGHWAY, SUITE 7
                ELIOT, MAINE                                         03903
(Former address of principal executive offices)                (Former Zip Code)

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

    Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 24, 2003, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $5,407,151 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of the close of business on March 24, 2003. There were 646,874 shares of Common Stock outstanding as of March 24, 2003.


================================================================================

                                 PART I

ITEM 1.  BUSINESS.

INTRODUCTION

    BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Until 2003, BayCorp had two principal operating subsidiaries that generated and traded wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook (see "Recent Developments" below.) That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay were exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay had no franchise area or captive customers. The companies sold their power in the competitive wholesale power markets. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp formally dissolved Great Bay and Little Bay.

    Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sold its power, including its 12.1% share and Little Bay's 2.9% share of the electricity output of the Seabrook Project, in the wholesale electricity market, primarily in the Northeast United States. Little Bay sold its power solely to Great Bay under an intercompany agreement. Neither BayCorp nor Great Bay or Little Bay had operational responsibilities for the Seabrook Project. Great Bay sold all but approximately 10 MWs of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its power generated by Seabrook, Great Bay purchased power on the open market for resale to third parties.

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

    In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC. GBPM was created to hold the purchase power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and arrange for the power supply to satisfy the agreement. See "Pre-November 2002 and Current Business -- Purchased Power Agreements" below. Effective January 1, 2003, GBPM assumed the Unitil contract and holds the letter of credit established to secure GBPM's obligations under the Unitil contract. BayCorp created BayCorp Ventures, LLC to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer (see "Recent Developments").

    In addition, BayCorp owns approximately 46.4% of HoustonStreet Exchange, Inc. ("HoustonStreet"). HoustonStreet was incorporated in Delaware in 1999. HoustonStreet is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

RECENT DEVELOPMENTS

    Sale of Seabrook

    In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp would receive the sales price established by the auction process. In the event that the sale yielded proceeds for BayCorp of more than $87.2 million, BayCorp and NU would share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU was to make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp was to be paid separately for nuclear fuel and inventory. The agreement also limited any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations.

    In September 2001, the State of New Hampshire Public Utilities Commission (the "Commission" or "NHPUC") in coordination with the State of Connecticut Department of Public Utility Control (the "Department" or "CDPUC") (and together with the NHPUC, the "Commissions") retained JPMorgan to act as its exclusive asset sale manager, financial advisor and auction advisor. The sale was conducted in accordance with New Hampshire Revised Statutes (Annotated) ("RSA") Chapter 369-B and Chapter 29:15, N.H. Laws

2001 (the "NH Acts"), the "Agreement to Settle PSNH Restructuring," executed on September 22, 2000, as approved in NHPUC Docket No. DE 99-099 (the "Settlement Agreement"), and Connecticut General Statutes Section 16-244g (the "CT Act") on behalf of North Atlantic Energy Corporation, The Connecticut Light and Power Company and United Illuminating. In addition to the ownership interests in Seabrook of North Atlantic Energy Corporation, Connecticut Light and Power and United Illuminating, the Commissions authorized JPMorgan to include other minority co-owner interests in the auction process (the "Auction"), and, as indicated below, five additional co-owners, including Great Bay and Little Bay, (the "Sellers") agreed to participate in the auction sale process. Great Bay and Little Bay were the only Sellers that were not public utilities and the only Sellers that had a price support and sharing agreement with another of the Sellers.

    The principal objectives of the Seabrook sale were to ensure that the requirements set forth in the NH Acts, the Settlement Agreement and the CT Act were satisfied. These requirements included: (i) that the Commission administer a public auction conducted in New Hampshire maximizing the net proceeds realized from the sale in order to mitigate stranded costs and benefit all New Hampshire customers with stranded costs recovery obligations associated with the Seabrook assets (the "Assets"); (ii) that the sale price for Seabrook equals or exceeds the minimum bid prices separately established by the NHPUC and the CDPUC; (iii) that the sale be conducted in accordance with certain divestiture plans (the "Divestiture Plans") filed with the Commissions and in a manner consistent with the public good; (iv) that the buyer is qualified to own and operate the Assets, preserve existing labor agreements and provide certain employee protections; and (v) that the sale results in a net benefit to ratepayers and customers.

    As a result of the Auction, FPL Energy Seabrook, LLC, a subsidiary of FPL Group, Inc., ("FPL Energy Seabrook") agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. The purchase price included the projected fuel and non-fuel inventories at closing and Unit 2 components. The Sellers were responsible for making their then required decommissioning fund top off payments on or before the date of sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed all decommissioning liability for the acquired portion of Seabrook including the requirement that it provide an appropriate future funding assurance subject to the approval of the NDFC. FPL Energy Seabrook provided a parent company guaranty that it will fully fund its ownership share of the projected cost of decommissioning in a manner consistent with New Hampshire statutory requirements. FPL Energy Seabrook will also comply with all employee protections required by New Hampshire law and the Settlement Agreement. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received net cash consideration of approximately $108.3 million for its interests in the Seabrook Project (the "Seabrook Closing").

    Issuer Tender Offer.

    On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its Common Stock at a price of $14.85 per share (the "Tender Offer" or "Offer"). The Company disclosed in the Offer to Purchase mailed to shareholders that the Board may decide to reduce the number of shares purchased in the Offer to preserve the Company's ability to use its approximately $90 million in net operating loss ("NOL") carryforwards. The Offer was scheduled to expire on March 3, 2003.

    On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's approximately $97 million in NOL carryforwards, the Board determined and announced that it would not exercise its discretion to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide shareholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. At the extended expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options tendered for repurchase and cancellation) and the Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. As a result, as of March 24, 2003 the Company had 683,316 fully diluted shares and cash and cash equivalents of approximately $11,800,000.

    Enron Claim

    On January 4, 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owes Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an administrative claim against Enron of $684,100 for power delivered between December 2, 2001 and December 21, 2001 and an unliquidated claim for damages resulting from the termination of the contracts. Enron paid $684,100 to Great Bay on February 21, 2002. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron has not yet filed a plan of reorganization and the amount of any recovery by the Company on account of its claim against Enron is uncertain.

    HoustonStreet Deconsolidation.

    The Company owned 100% of HoustonStreet as of December 31, 1999. HoustonStreet sold capital stock in 2000 to outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000 and started accounting for this investment on the equity method.

    On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units." In April 2001, BayCorp authorized HoustonStreet to convert BayCorp's $7,000,000 loan made in 2000, along with approximately $1,000,000 in accrued interest and penalties on the note and past due management fees, into $8,000,000 of Series C Units. The loan, accrued interest and receivables from HoustonStreet had been written down to zero as of December 31, 2000 and as such, the conversion of these amounts into Series C units had no accounting impact on BayCorp.

    In 2001, HoustonStreet significantly reduced the size of its organization and focused its efforts on its crude oil and refined products trading platforms.

PRE-NOVEMBER 2002 AND CURRENT BUSINESS

    Until November 1, 2002, BayCorp's principal wholesale electricity generation and trading assets were its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consisted of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay had operational responsibility for the Seabrook Project. Great Bay was a party to one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. GBPM has assumed Great Bay's obligations under that contract which was amended, effective November 1, 2002 to provide for 9.06 MW of firm (non-unit-specific) power. See "Purchased Power Agreements" below. During the period that it owned interests in Seabrook, Great Bay's business strategy was to utilize unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply.

    Prior to 1998, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay was obligated to provide the buyer with power only when the Seabrook Project was operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitles the buyer to electricity whether or not the Seabrook Project is operating. Buyers pay a premium for firm power over unit contingent power because they can rely on uninterrupted electricity. In order to supply firm power during unscheduled outages at the Seabrook Project, Great Bay purchased power from the spot market and resold that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay on occasion had to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bore the primary risk of these price fluctuations, Great Bay maintained insurance in 2000 and 2001 to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. In December 2001, Great Bay cancelled this insurance. Great Bay did not enter into any firm power contracts for 2002 given the expected sale of the Seabrook Project in 2002.

    After the Closing of the Seabrook sale on November 1, 2002, BayCorp's principal operating assets have been its purchased power contract with Unitil and its equity interest in HoustonStreet.

    The Seabrook Project

    The Seabrook Project is located on an 896-acre site in Seabrook, New Hampshire. Until November 1, 2002, it was owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Company, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the "Participants").

    Seabrook Unit 1 is a 1,150-MW nuclear-fueled steam electricity generating station. It employs a four loop, pressurized water reactor and support auxiliary systems designed by the Westinghouse Electric Company. The reactor is housed in a steel-lined reinforced concrete containment structure and a concrete containment enclosure structure. Reactor cooling water is obtained from the Atlantic Ocean through a 17,000-foot-long intake tunnel and returned through a 16,500-foot-long discharge tunnel. The station has a remaining expected license life of 23 years. Seabrook Unit 1 transmits its generated power to the New England 345 kilovolt transmission grid, a major network of interconnecting lines covering New England, through three separate transmission lines emanating from the station. On March 15, 1990, the Participants received a full power operating license from the NRC that authorizes operation of Seabrook Unit 1 until October 2026. Commercial operation of Seabrook Unit 1 commenced on August 19, 1990. As of November 1, 2002, Management believed that Seabrook Unit 1 was in good condition.

    Since the Seabrook Project was originally designed to consist of two generating units, Great Bay and Little Bay also owned a combined 15% joint ownership interest in Seabrook Unit 2. Great Bay and Little Bay assigned no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project voted to dispose of Unit 2. Thereafter, Great Bay wrote off its investment in Unit 2. Little Bay had no investment in Unit 2. Certain assets of Seabrook Unit 2 have been sold from time to time to third parties. However, there have been no material sales of Unit 2 assets since July 1996.

    Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition were not included in the amounts collected for the decommissioning of Unit 1 and the common facilities. Great Bay and Little Bay paid their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components. Seabrook Unit 2 was sold as part of the sale of the Seabrook Project on November 1, 2002. At that date, the Sellers contributed their pro-rata share of $2 million to an escrow account for the development and performance of a plan to mitigate the visual impact of Unit 2.

    Joint Ownership of Seabrook

    Until November 1, 2002, Great Bay and Little Bay were parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), along with the other Participants, which established the respective ownership interests of the Participants in the Seabrook Project and defined their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, the ongoing costs of the Seabrook Project were divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Ownership interests in the Seabrook Project were several and not joint, and each Participant was only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share. Great Bay and Little Bay's combined joint ownership interest of 15% was the third largest interest among the Participants, exceeded only by the approximately 40% interest held by affiliates of Northeast Utilities ("NU") and the 17.5% interest held by The United Illuminating Company.

    The JOA provided for a Managing Agent to carry out the daily operational and management responsibilities of the Seabrook Project. The Managing Agent at the time of the November 1, 2002 Closing, appointed by certain of the Participants on June 29, 1992, was North Atlantic Energy Service Corporation ("NAESCO"), a wholly-owned subsidiary of NU. NU, through certain of its affiliates, held the largest joint ownership interest in the Seabrook Project, as described above prior to FPL Energy Seabrook's acquisition on November 1, 2002. Certain material decisions regarding the Seabrook Project were made by an Executive Committee consisting of the chief executive officers of certain of the Participants or their designees.

    Marketing and Customers

    Before the Seabrook Closing, Great Bay sold most of its power in the Northeast United States in the short-term wholesale power market. Great Bay did not depend on any single customer because a number of utilities and marketers were willing to buy Great Bay's share of electricity from the Seabrook Project at substantially the same price. The Company received approximately 82% of its 2002 operating revenue from two customers: Constellation NewEnergy and Constellation Power Source. These sales represented 37% and 46% respectively of the Company's revenues. The Company believes that the loss of any or both of these customers would not have had a material adverse effect on the Company's results of operations because the electricity sold under the contracts with these customers could have been sold on the open market at prices that approximated the pricing under such contracts, and the Company did not rely on repeat sales of electricity to these particular customers in any subsequent year. Prices in the short-term market are typically higher during the summer and winter because the demand for electrical power is higher during these periods in the Northeast United States. The Company utilized unit contingent and firm forward energy trading contracts to maximize the value of the uncommitted portion of its 174-megawatt power supply from the Seabrook Project in 2001. The Company was not a party to any firm forward energy trading contracts as of December 31, 2001. The Company entered into one long-term firm forward energy trading contract in 2002. In anticipation of the Seabrook Sale, the Unitil Purchased Power Agreement was amended as of November 1, 2002. See "Purchased Power Agreements" below. The amendment includes a provision that Great Bay will supply power to Unitil Power Corporation regardless of whether Seabrook is providing the power.

    Purchased Power Agreements

    Great Bay was party to a purchased power contract, dated as of April 1, 1993 (the "Unitil Purchased Power Agreement"), with Unitil Power Corporation ("Unitil") that provided for Great Bay to sell to Unitil 0.8696% of the energy and capacity of

Seabrook, approximately 10 MW. The Unitil Purchased Power Agreement commenced on May 1, 1993 and runs through October 31, 2010. The price for power is subject to increase in accordance with a formula that provides for adjustments at less than the actual rate of inflation. Unitil has an option to extend the Unitil Purchased Power Agreement for up to 12 years until 2022.

    The Unitil Purchased Power Agreement is front-end loaded whereby Unitil pays higher prices, on an inflation-adjusted basis, in the early years of the Agreement and lower prices in later years. The amount of the excess paid by Unitil in the early years of the Unitil Purchased Power Agreement was quantified in a "Balance Account" which increased annually to a total of $4.1 million in July 1998, and then decreased annually, reaching zero in July 2001. If the Unitil Purchased Power Agreement had terminated prior to its scheduled termination, and if at that time there was a positive amount in the Balance Account, Great Bay would have been obligated to refund that amount to Unitil. To secure the obligation of Great Bay to repay Unitil the amount in the Balance Account, the Unitil Purchased Power Agreement granted Unitil a "Second Mortgage" on Great Bay's interest in the Seabrook Project. As the result of the Balance Account reaching zero in July 2001, the Second Mortgage was discharged by Unitil in August 2001.

    To secure the obligation of Great Bay under the Unitil Purchased Power Agreement to pay damages in the event of a default by Great Bay, the Unitil Purchased Power Agreement granted Unitil a "Third Mortgage" on Great Bay's interest in the Seabrook Project. The Third Mortgage was subject and subordinate to (i) senior mortgages and security agreements securing Great Bay's indebtedness to lenders in an aggregate amount not to exceed $80,000,000 and
(ii) other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure a Balance Account or similar obligation.

    In anticipation of the Seabrook Sale, the Unitil Purchased Power Agreement was amended as of November 1, 2002. The amendment primarily modifies the existing power supply contract to reduce the amount of power delivered to 9.06 megawatts, reduce the price that Unitil pays for power to $50.34 per megawatt hour, and provide that Great Bay will supply the power regardless of whether Seabrook is providing the power. The amendment also provides alternative security for Unitil's benefit, to replace and discharge the mortgage that secured Great Bay's performance of the agreement. The amendment received FERC approval. Great Bay has assigned the Unitil Purchased Power Agreement to GBPM. In December 2002, Unitil began the sale of its portfolio of power purchase contracts, including its contract with GBPM. Unitil has concluded the sale process and on March 17, 2003 announced that Mirant Americas was the winning bidder.

    Great Bay and Little Bay were parties to a power sales agreement dated as of November 19, 2001 under which Little Bay sold at cost, and Great Bay purchased, all of the output of the portion of Seabrook owned by Little Bay. This agreement was a unit power sale agreement. Accordingly, when all or part of Little Bay's interest in Seabrook was not producing electricity, the obligation of Little Bay to sell (and of Great Bay to purchase) was proportionately eliminated. The agreement was terminated as of November 1, 2002.

    Competition

    Prior to the Seabrook Closing, Great Bay sold its share of Seabrook Project electricity into the wholesale electricity market in the Northeast United States. There are a large number of suppliers to this market and a surplus of capacity, resulting in intense competition. In addition, non-utility wholesale generators of electricity, such as independent power producers ("IPPs"), Qualifying Facilities ("QFs") and EWGs, as well as power marketers and brokers, actively sell electricity in this market.

    Great Bay may have faced increased competition, primarily based on price, from all the foregoing sources in the future, but believed that it would have been able to compete effectively in the wholesale electricity market because of the current low cost of electricity generated by the Seabrook Project in comparison with existing alternative sources.

    NEPOOL

    Effective December 1, 2002 GBPM was a member of the New England Power Pool ("NEPOOL") and is a party to the Restated NEPOOL Agreement (the "NEPOOL Agreement"). Great Bay had also been a member of Nepool prior to the termination of its membership effective January 1, 2003. NEPOOL is a voluntary association of companies engaged in the electricity business in New England and its membership is open to all investor-owned, municipal and cooperative electric utilities in New England and other companies that transact business in the region's bulk power market. Certain end users of electricity may also become NEPOOL members. The NEPOOL Agreement imposes certain obligations on its participants concerning generating capacity reserves and the right to use major transmission lines.

    New England's independent system operator, ISO New England, Inc. ("ISO-NE"), was established in July 1997 and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. ISO-NE performs these functions under a services contract with NEPOOL. ISO-NE administers a bid-based wholesale market system in New England that is designed to provide a competitive and efficient generation market through an hourly clearing price mechanism. During 2001 and 2002, ISO-NE was developing a revised market system, known as Standard Market Design ("SMD"), which incorporates location-base pricing, congestion management and day ahead and real time energy markets.

    Northeast RTO

    In January 2001, in response to Federal Energy Regulatory Commission ("FERC") Order No. 2000, ISO-NE and six companies owning transmission facilities in New England filed a joint petition for a declaratory order to form a Regional Transmission Organization ("RTO") for the NEPOOL control area. The NEPOOL RTO filing proposed the establishment of two entities working in concert: (1) a new independent transmission company, Northeast Independent Transmission Company, LLC ("NE ITC"), and (2) an independent system operator. In July 2001, FERC issued a series of orders that rejected stand-alone RTO proposals filed by ISO-NE, the New York ISO ("NYISO"), and the PJM Interconnection ("PJM") and directed these three northeastern power pools to participate in a mandatory mediation process with the goal of forming a single Northeast RTO ("NE RTO"). The 45-day NE RTO mediation commenced in July 2001 and ran through early September 2001, and resulted in a business plan for developing and implementing the NE RTO. However, in early January 2002, PJM signaled its intent to move away from the NE RTO and instead work to create an RTO with the Midwest ISO. ISO-NE and NYISO continued evaluating the NE RTO and filed a proposal with FERC in August 2002, but withdrew the proposal in November 2002 and announced that they had abandoned plans to consolidate into a single RTO.

    Nuclear Power, Energy and Utility Regulation

    The Seabrook Project and Great Bay and Little Bay, as part owners of a licensed nuclear facility, were subject to the broad jurisdiction of the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health and safety, environmental and antitrust matters. Great Bay and Little Bay had been affected to the extent of their proportionate share by the cost of any such requirements made applicable to the Seabrook Project.

    Great Bay and Little Bay were also subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, were required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay and Little Bay propose to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, account and services and property records. As successor to Great Bay with respect to the Unitil Purchased Power Agreement, GBPM is similarly subject to FERC regulation.

    Because they both were EWG's, Great Bay and Little Bay were not subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under PUHCA. In order to maintain their EWG status, Great Bay and Little Bay had to engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. In the case of Great Bay and Little Bay, their combined 15% joint ownership interest in the Seabrook Project comprised an "eligible facility."

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

    Nuclear Power Issues

    Nuclear units in the United States have been subject to widespread criticism and opposition, which has led to construction delays, cost overruns, licensing delays and other difficulties. Various groups have sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste by litigation, legislation and participation in administrative proceedings. The Seabrook Project was the subject of significant public controversy during its construction and licensing and remains controversial. An increase in public concerns regarding the Seabrook Project or nuclear power in general could have adversely affected the operating license of Seabrook Unit 1.

    In the event of a permanent shutdown of any unit, NRC regulations require that the unit be completely decontaminated of any residual radioactivity. The owners of the Seabrook Project had accumulated monies in a trust fund to pay decommissioning costs. If such costs exceeded the amount of the trust fund, the current owners at such time would be liable for the excess. In connection with the sale of the Seabrook Project, the Sellers contributed additional funds to the trust fund and transferred the trust funds to FPL Energy Seabrook, which assumed all of the Sellers' including Great Bay's and Little Bay's, decommissioning liability.

    Nuclear Related Insurance

    In accordance with the Price Anderson Act, the limit of liability for a nuclear-related accident is approximately $9.5 billion, effective November 18, 1994. The primary layer of insurance for this liability is $200 million of coverage provided by the commercial insurance market. The secondary coverage is approximately $9.3 billion, based on the 106 nuclear units (103 operating units and three units that still handle used fuel) in the United States. The secondary layer is based on a retrospective premium assessment of $88.1 million per nuclear accident per licensed reactor, payable at a rate not exceeding $10 million per year per reactor. In addition, the retrospective premium is subject to inflation based indexing at five year intervals and, if the sum of all public liability claims and legal costs arising from any nuclear accident exceeds the maximum amount of financial protection available, then each licensee can be assessed an additional 5% ($4.2 million) of the maximum retrospective assessment. With respect to the Seabrook Project, Great Bay and Little Bay would have been obligated to pay their ownership share of any assessment resulting from a nuclear incident at any United States nuclear generating facility.

    Great Bay and Little Bay also independently purchased business interruption insurance from Nuclear Electric Insurance Limited ("NEIL"). The current policy is in effect from April 1, 2002 until April 1, 2003. The policy provides for the payment of a fixed weekly loss amount of $600,000 in the event of an outage at the Seabrook Project of more than 23 weeks resulting from property damage occurring from a "sudden fortuitous event, which happens by chance, is unexpected and unforeseeable." The maximum amount payable to Great Bay and Little Bay is a total of $81.1 million. Under the terms of the policy, Great Bay and Little Bay are subject to a potential retrospective premium adjustment of up to approximately $789,000 should NEIL's board of directors deem that additional funds are necessary to preserve the financial integrity of NEIL. Since NEIL was founded in 1980, there has been no retrospective premium adjustment; however, there can be no assurance that NEIL will not make retrospective adjustments in the future. The liability for this retrospective premium adjustment ceases six years after the end of the policy unless prior demand has been made.

    The board and management of NEIL has announced that in light of the events of September 11, 2001, the current coverage for terrorism will remain available under all the NEIL policies, but with the addition of a provision regarding the maximum recoveries available for multiple terrorism occurrences. The NEIL board approved the following changes to the NEIL policy forms to respond to the increased potential of multiple terrorism losses at insured sites: (1) increase the multiple for the maximum retrospective premium adjustments from five to ten; and (2) provide specifically for the use of NEIL resources for multiple losses resulting from terrorism within one year. Under this provision, all losses occurring within 12 months from the date of the first loss would share a single recovery of $3.24 billion plus any amounts NEIL recovers from reinsurers or the government, with priority for the property claims over accidental outage claims. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. The legislation provides government indemnity for international acts of terrorism in the United States, including at nuclear plants. The legislation has automatic application to NEIL and its domestic insurance policies without the need to alter or withdraw NEIL's current endorsement for terrorism. The current endorsement still has effect where the legislation does not apply.

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

    As a result of this delay, many states and nuclear plant operators, including NAESCO, sued the DOE for injunctive relief and monetary damages. Two U.S. Courts of Appeals ordered the DOE to proceed with its high-level waste disposal obligations and ruled that plant operators are entitled to monetary damages from DOE. However, there can be no assurance that the Seabrook Project will collect damages from the DOE because, among other things, NAESCO's case against the DOE is still pending. Until the DOE begins receiving nuclear waste materials in accordance with the NWPA and its contracts, nuclear plants such as Seabrook must retain high-level waste on-site or make other storage provisions. In addition, NAESCO advised the Company that the Seabrook Project has adequate on-site storage capacity for high-level waste until approximately 2008.

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

    The Seabrook Project shipped certain LLW to privately owned facilities in South Carolina and Utah. Since 1999, the Project had been shipping LLW to a processing facility in Tennessee where the material is subjected to separation and volume reduction methods to minimize the final volume to be disposed at a burial site. All LLW generated by the Seabrook Project that exceeded the maximum radioactivity level of LLW accepted by these facilities was, at the date of the Seabrook Closing, stored on-site at the Seabrook facility. The liability for the disposal of any LLW that remained at Seabrook after November 1, 2002 was transferred to FPL Energy Seabrook upon closing.

    Decommissioning

    NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Changes in NRC requirements or technology can increase estimated decommissioning costs.

    Until November 1, 2002, Great Bay and Little Bay were responsible for their pro rata share of the decommissioning and cancellation costs for Seabrook. FPL Energy Seabrook has assumed this decommissioning liability as of the Seabrook Closing. Great Bay had paid its share of decommissioning funding on a monthly basis. Little Bay's share of decommissioning costs were prefunded by Montaup, the owner of the 2.9% interest in the Seabrook Project that Little Bay acquired in November 1999. As part of that acquisition, Montaup transferred approximately $12.4 million into Little Bay's decommissioning account, an irrevocable trust earmarked for Little Bay's share of Seabrook Plant decommissioning expenses.

    The Seabrook decommissioning funding schedule is determined by the New Hampshire Nuclear Decommissioning Financing Committee (the "NDFC"). The NDFC reviews the decommissioning funding schedule for the Seabrook Project at least annually and, for good cause, may increase or decrease the amount of the funds or alter the funding schedule.

    In November 2001, the NDFC issued a Final Report and Order in proceeding NDFC Docket 2001-1, which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at the transfer of Seabrook to a new owner, which would result in a total decommissioning fund balance that meets the funding requirements of the NDFC. The Sellers paid their shares of the top-off amount which for Great Bay and Little Bay in the aggregate was $5,668,443.

    Funds collected by Seabrook for decommissioning were deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulated in the fund balance. The trust funds were restricted for use in paying for the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. In connection with the sale of Great Bay's and Little Bay's Seabrook interests, each company transferred its decommissioning trust funds to FPL Energy Seabrook, which assumed their decommissioning obligations.

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

    On July 26, 1999, the New Hampshire Department of Environmental Services issued a renewal of NAESCO permits to operate two auxiliary boilers, two emergency diesel generators and other smaller units in accordance with New Hampshire Revised Statutes Annotated Chapter 125-C. These permits prescribed limits of the emission of air pollutants into the ambient air as well as record keeping and other reporting criteria.

    In some environmental areas, the NRC and the EPA have overlapping jurisdiction. Thus, in addition to being subject to NRC regulations, the Seabrook Project is subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat, which is discharged by the Seabrook Project) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the United States Clean Air Act which apply to NRC-licensed facilities. The effective date for the new EPA radionuclide standard has been stayed as applied to nuclear generating units. Management believes that Great Bay and Little Bay were, at the time of the Seabrook Closing, in compliance in all material respects with applicable EPA, NRC and other regulations relating to pollution caused by nuclear generating facilities.

    Equity Investment in HoustonStreet

    BayCorp owns an approximate 46.4% equity interest in HoustonStreet. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States. Following the Seabrook Closing, the Company's investment in HoustonStreet, along with the Unitil Purchased Power Agreement, constitute the Company's principal operating assets.

    HoustonStreet operates in a very competitive market. Its main competitors are numerous OTC telephone brokers and several online exchanges such as IntercontinentalExchange and Tradespark. HoustonStreet believes, however, that it is currently the only remaining online exchange for the OTC physical crude oil and refined products markets. Other online exchanges focus primarily on natural gas, power, and financial crude oil markets such as swaps and options. HoustonStreet has exited the natural gas and power markets and currently focuses exclusively on the physical crude oil markets.

    HoustonStreet's crude oil platform includes several trading floors, organized by grade and location. The platform allows for a user-customized view where the user can specify which markets should appear together on a floor, regardless of grade, location or type. HoustonStreet's refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. Commodities traded include numerous grades of gasoline and distillates, specifically jet fuel, number 2 heating oil, low sulfur diesel, regular gas, regular reformulated gas, premium gas and premium reformulated gas. In 2002, HoustonStreet had trading volumes of over 117 million barrels with a notional value of over $3 billion and revenues of $935,380. HoustonStreet has six employees.

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

    The Company's ownership of the voting shares of HoustonStreet as of December 18, 2002 was 46.4%. In addition, the Company holds a senior secured promissory note issued to the Company by HoustonStreet on March 30, 2001 with a face value of $8,419,842, which is one of a series of notes. These notes bear interest on the outstanding principal from the date issued until the notes are paid in full at prime plus 5%. The notes were originally due and payable in December 2001, and the maturity date was subsequently extended to January 15, 2004. Accrued interest is payable, at the sole option of the holder, in cash or in warrants to purchase shares of Series C convertible preferred stock. The notes are secured by a first priority security interest in all the assets of HoustonStreet. Upon the exercise of the preferred warrants by the holders of all of the notes, including those issuable for payment of interest due under the notes, the Company would own approximately 64% of the voting shares of HoustonStreet.

EMPLOYEES AND MANAGEMENT

    As of March 15, 2003, BayCorp had seven employees. GBPM and BayCorp Ventures, LLC had no employees. As of March 15, 2003, HoustonStreet had six employees.

    Executive Officers of the Registrant.

    The executive officers of BayCorp are:


NAME                        AGE   POSITION
----                        ---   --------
Frank W. Getman Jr....      39    Chairman of the Board, Chief Executive Officer
                                  and President
Anthony M. Callendrello     51    Chief Operating Officer and Secretary
Patrycia T. Barnard...      47    Vice President of Finance and Treasurer


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

    BayCorp entered into Management and Administrative Services Agreements (the "Services Agreements") with Great Bay and HoustonStreet. Under the Services Agreement with Great Bay, BayCorp provided Great Bay with a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. Great Bay paid $3,600,000 to BayCorp for these services in 2002. Under the Services Agreement with HoustonStreet, BayCorp provides HoustonStreet with administrative, accounting and bookkeeping, budgeting and human resource services. HoustonStreet paid $60,000 to BayCorp in 2002 for these services. Each Services Agreement has a one-year term and provides for automatic one-year renewals.

AVAILABLE INFORMATION

    BayCorp does not maintain an Internet address and, therefore, BayCorp's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are not available on a Company Internet website. BayCorp will provide paper copies of the Company's filings free of charge upon request.

ITEM 2.  PROPERTIES.

    Until November 1, 2002, BayCorp's principal assets included its 100% equity interests in Great Bay and Little Bay. In turn, Great Bay's and Little Bay's principal asset was a combined 15% joint ownership interest in the Seabrook Project. On November 1, 2002, BayCorp sold Great Bay's and Little Bay's interest in Seabrook (see "Recent Developments" below.) In December 2002, BayCorp formally dissolved Great Bay and Little Bay.

    In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC. GBPM was created to hold the purchased power contract that Great Bay has with Unitil and arrange for the power supply to satisfy the contract. BayCorp created BayCorp Ventures, LLC to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer.

    In addition, BayCorp owns approximately 46.4% of HoustonStreet which developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

    As of March 7, 2003, BayCorp's corporate headquarters is located in Portsmouth, New Hampshire, where it occupies approximately 1,000 square feet of leased office space. BayCorp's management believes that the corporate headquarters in Portsmouth, New Hampshire meets its current requirements and that additional space can be obtained to meet requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

    Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of shareholders of the Company was held on October 29, 2002 at which the sale of substantially all of the assets and assignment of certain liabilities of Great Bay and Little Bay to FPL Energy Seabrook pursuant to a Purchase and Sale Agreement dated as of April 13, 2002 was approved. 6,487,681 shares were voted in favor of the proposal, 8,947 shares against, and 200 shares abstained. There were no broker nonvotes.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Following are the reported high and low sales prices of BayCorp Common Stock ("MWH") on the American Stock Exchange as reported in the Wall Street Journal daily as traded, for each quarter of 2001 and 2002:

                      HIGH     LOW
                      ----     ---
2001
  First Quarter       $10.00  $6.25
  Second Quarter       11.85   7.80
  Third Quarter         9.70   8.25
  Fourth Quarter       10.15   8.35

                      HIGH     LOW
                      ----     ---
2002
  First Quarter.    $  10.10 $  8.90
  Second Quarter       12.50    9.70
  Third Quarter        12.85   11.30
  Fourth Quarter       14.75   12.49

    As of March 24, 2003, the Company had 22 holders of record of its Common Stock. The Company believes that as of March 24, 2003, the Company had approximately 800 beneficial holders of its Common Stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company's stockholders hold their shares in street name. BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

           The following table presents selected financial data of the Company as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The information below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                             SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                     --------------------------------------------------------------
                                         2002       2001         2000         1999         1998
                                     ----------  ----------   ----------   ----------   -----------
 INCOME STATEMENT DATA:
 Operating Revenues...............   $   48,788  $   79,480   $   56,347   $   45,761   $    32,034
 Operating Expenses...............       47,327      58,342       68,518       51,085        39,570
 Net Income (Loss)................       58,873      20,804      (21,945)      (4,740)       (6,769)
 Weighted Average Shares
     Outstanding - Basic              8,387,767   8,341,637    8,293,475    8,207,866     8,242,858
 Weighted Average Shares
      Outstanding - Diluted           8,671,328   8,556,994    8,293,475    8,207,866     8,242,858
 Basic Net Income (Loss)
       per share                          $7.02       $2.49       $(2.65)      $(0.58)       $(0.82)
 Diluted Net Income (Loss)
       per share                          $6.79       $2.43       $(2.65)      $(0.58)       $(0.82)
 BALANCE SHEET DATA:
 Cash, Cash Equivalents & Short Term
   Investments....................      136,664      17,181       14,109        6,064        12,055
 Working Capital..................      133,854      22,411          283       11,678        17,761
 Total Assets.....................      142,591     173,971      155,355      159,184       140,358
 Decommissioning Liability........          -0-      85,523       73,379       79,443        60,274

 Capitalization:
   Common Equity..................      133,975      73,421       51,931       66,246        71,359
 Total Capitalization.............      133,975      73,421       51,931       66,246        71,359

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    In October 2000, the Company announced that it reached an agreement with NU under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. FPL Energy Seabrook agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $108.3 million for its interests in the Seabrook Project. See "Item 1, Recent Developments - Sale of Seabrook."

    BayCorp derived all of its operating revenue through its energy trading activities and its 100% equity interest in Great Bay and Little Bay. Great Bay and Little Bay were dissolved on December 31, 2002. In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC. GBPM was created to hold the purchased power contract that Great Bay had with Unitil and arrange for the power supply to satisfy the contract. See "Item 1, Pre-November 2002 and Current Business -- Purchased Power Agreements." BayCorp created BayCorp Ventures, LLC to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer. See Item 1, "Recent Developments."

    As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of

December 4, 2000, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date. As of December 31, 2002, the Company owned approximately 46.4% of HoustonStreet.

    BayCorp reported net income for the years ended December 31, 2002 and 2001 and reported net losses for the years ended December 31, 2000, 1999 and 1998. The net income in 2002 was primarily attributable to the gain on sale of the Seabrook assets to FPL Energy Seabrook. The net income in 2001 was primarily attributable to increased revenues and the realized gain in 2001 on firm forward energy trading contracts. The 2000 net loss was primarily attributable to the non-cash charge to earnings for unrealized losses on firm forward trading contracts and the costs associated with a Seabrook refueling outage during the final ten weeks of 2000 as well as the loss associated with the Company's equity investment in HoustonStreet. The 1999 net loss was primarily due to costs associated with the refueling outage during the fall of 1999 and to HoustonStreet losses. The 1998 net loss was primarily due to the costs associated with the unscheduled outages at the Seabrook Project that occurred during the year and to the charge related to the termination of a power marketing agreement between Great Bay and PECO Energy Company.

    The Seabrook Project from time to time experienced both scheduled and unscheduled outages. BayCorp incurred losses during outage periods due to the loss of all revenues from the sale of generation and additional costs associated with the outages as well as continuing operating and maintenance expenses and depreciation. Unscheduled outages or operation of the unit at reduced capacity could occur due to the automatic operation of safety systems following the detection of a malfunction. In addition, it was possible for the unit to be shut down or operated at reduced capacity based on the results of scheduled and unscheduled inspections and routine surveillance by Seabrook Project personnel. Refueling outages were generally scheduled every 18 months depending upon the Seabrook Project capacity factor and the rate at which the nuclear fuel was consumed. A scheduled refueling outage began on May 4, 2002. Seabrook resumed full operating capacity on June 6, 2002.

    The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

RESULTS OF OPERATIONS

   Operating Revenues

    BayCorp's operating revenues for 2002 decreased by approximately $30,692,000, or 38.6%, to $48,788,000 as compared to $79,480,000 for 2001. The decrease was primarily attributable to a decrease in purchased power, a decrease in selling prices and ownership of the Seabrook plant for only ten months of the year. The Company purchased a significant amount of power to cover firm contracts primarily due to unscheduled outages in 2001, and also purchased power for resale in 2001, thus increasing revenues. Purchased power expenses for the twelve months ended December 31, 2001 were approximately $27,008,000 as compared to approximately $4,706,000 for the twelve months ended December 31, 2002. Power was purchased primarily in the fourth quarter of 2002 to cover firm power supply commitments following the sale of Seabrook. The capacity factor at the Seabrook Project was 90.1% of the rated capacity for the twelve months ended December 31, 2002 as compared to a capacity factor of 85.8% for the twelve months ended December 31, 2001. Sales of electricity were 1,278,732,000 kWhs in 2002 as compare to 1,854,967,500 kWhs in 2001.

    The Company realized a lower average selling price in 2002. During the twelve months ended December 31, 2002, the average selling price decreased 11% to 3.82 cents per kWh as compared to an average selling price of 4.29 cents per kWh for the twelve months ended December 31, 2001.

    Great Bay's cost of power (determined by dividing total operating expenses by kWhs sold during the applicable period) increased 17.8% to 3.70 cents per kWh in 2002 as compared to 3.14 cents per kWh in 2001. The increase was the result of decreased kWhs sold in 2002.

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

   Expenses

    BayCorp's total operating expenses for 2002 decreased approximately $11,015,000, or 18.9%, in comparison with 2001. This decrease was primarily the result of a decrease in purchased power expenses in 2002 as compared to 2001 and having only ten months of operations in 2002. Purchased power expenses decreased approximately $22,302,000, or 82.6%, from $27,008,000 in 2001 to
$4,706,000 in 2001. This decrease was primarily attributable to the Company, in anticipation of the sale of its Seabrook assets, entering into fewer firm energy contracts in 2002 as compared to 2001. Offsetting this reduction in expenses was a decrease in the gain on the mark to market of forward firm energy trading contracts. In 2001, the Company recognized gains on firm forward energy trading contracts of $12,879,000 as compared to $115,000 in 2002. This decrease was primarily due to a decrease in the number of firm energy contracts that the Company was a party to in 2002 as compared to 2001.

    Production and transmission costs decreased approximately $3,501,000, or 13.8%, from $25,435,000 in 2001 to $21,934,000 in 2002. Depreciation and
amortization charges decreased approximately $596,000, or 16%, from $3,730,000 in 2001 to $3,134,000 in 2002. Taxes other than income decreased $437,000, or 12.4%, from $3,516,000 in 2000 to $3,080,000 in 2002. These decreases in
Seabrook related operating costs were primarily related to the Company's ownership of Seabrook for ten months in 2002 as compared to twelve months in 2001. Decommissioning cost accretion increased $844,000, or 25.9%, from $3,261,000 in 2001 to $4,105,000 in 2002. This accretion is a non-cash charge that reflected Great Bay's and Little Bay's liability related to the closure and decommissioning of the Seabrook Project in then current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Decommissioning trust fund income decreased $466,000, or 29.1%, from $1,599,000 in 2001 to $1,133,000 in 2001. The decrease in interest earned on the decommissioning trust fund reflected the lower rates of returns on investments. Administrative and general expenses increased approximately $1,746,000, or 17.7%, from $9,870,000 in 2001 to $11,616,000 in 2002. This increase was primarily attributable to $2.4 million of non-cash compensation expense related to stock options offset by reduced expenses attributable to ownership of Seabrook for only ten months during 2002.

    Interest and dividend income increased approximately $363,000, or 69.8%, from $520,000 in 2001 to $883,000 in 2002, primarily due to higher average cash balances, including the proceeds from the sale of the Seabrook assets in November 2002.

    Equity loss in BayCorp's HoustonStreet investment was $450,000 in 2001 when the Company invested an additional $450,000 cash in HoustonStreet. The Company deconsolidated HoustonStreet in 2000 and accounts for its investment in HoustonStreet using the equity method. There were no investments made by the Company in HoustonStreet in 2002

    Other deductions decreased approximately $134,000, to a net deduction in 2002 of $45,000 as compared to a net deduction in 2001 of $179,000. This decrease is due to ten months of expenses at Seabrook in 2002 and lower admin fees charged to HoustonStreet.

    On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $108.3 million for its interests in the Seabrook Project. The Company realized a gain on the sale of its Seabrook assets of approximately $59,774,000. See "Item 1, Recent Developments - Sale of Seabrook."

    BayCorp's total operating expenses for 2001 decreased approximately $10,176,000, or 14.9%, in comparison with 2000. This decrease was primarily the result of the non-cash charge to earnings for unrealized gains/losses on firm energy trading contracts. In 2001, the Company realized gains on firm forward energy trading contracts of $12,879,000 and total operating expenses were reduced by this amount. In 2000, total operating expenses were higher because the Company recorded unrealized losses on firm forward energy trading contracts of $12,232,000. As of December 31, 2000, the company held numerous firm forward energy trading contracts to deliver power in 2001. The Company had no firm forward energy trading contracts as of December 31, 2001.

    Production and transmission costs decreased approximately $654,000, or 2.5%, from $26,089,000 in 2000 to $25,435,000 in 2001. Purchased power expenses increased approximately $13,738,000, or 103%, from $13,270,000 in 2000 to $27,008,000 in 2001. This increase was primarily attributable to the extended duration of the 2000 refueling outage that began on October 21, 2000. A return to full power was expected on November 21, 2000. The outage was extended when damage to one of the plant's emergency diesel generators occurred, requiring an extensive repair effort. The Seabrook Project returned to full power on February 1, 2001. In order to cover some of its firm energy contracts and to secure cash to cover some of its operating costs in the first half of 2001, Great Bay executed a Purchase Power Agreement with Select in February 2001 whereby Great Bay sold 50 MWs of energy associated with Seabrook to Select in exchange for 25 MWs of energy associated with Millstone Unit 2 and 25 MWs of energy associated with Millstone Unit 3. The term of this agreement was April 1, 2001 through December 31, 2001. See "Item 1, Pre-November 2002 and Current Business -- Purchased Power Agreements."

    Administrative and general expenses increased approximately $2,947,000, or 42.5%, from $6,923,000 in 2000 to $9,870,000 in 2001. This increase was primarily attributable to costs associated with employee turnover and retirements at the Seabrook Project in 2001 and a bad debt expense of $1,100,000 to establish a reserve for bad debts specific to Enron. See "Item 1, Recent Developments." There was no similar charge in 2000.

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

    Equity loss in BayCorp's HoustonStreet investment was $11,077,000 in 2000 as compared to $450,000 in 2001. As of December 31, 1999, the Company owned 100% of HoustonStreet. The Company recognized its ownership share of HoustonStreet's losses of $3,396,000 in 1999. As a result of its capital raising activities in 2000, on December 4, 2000 HoustonStreet sold an amount of its own stock such that BayCorp no longer had majority ownership in or control over HoustonStreet. The Company deconsolidated HoustonStreet, and started accounting for this investment on the equity method effective for the full year ended December 31, 2000. The Company's equity method investment upon deconsolidation was negative (HoustonStreet's losses exceeded the Company's investment in HoustonStreet) and the Company wrote its investment to zero. As a result, an equity loss in investment of $11,077,000 was reflected in the Company's financial statements for 2000.

Other income (deductions) decreased approximately $932,000, to a net deduction in 2001 of $179,000 as compared to other income in 2000 of $753,000. This decrease in other income is primarily due to lower administrative fees charged to HoustonStreet in 2001 as compared to 2000 and fewer sales of miscellaneous Unit 2 equipment at Seabrook in 2001 as compared to 2000.

   Net Operating Losses

    For federal income tax purposes, as of December 31, 2002, the Company had net operating loss carry forwards ("NOLs") of approximately $153 million, which are scheduled to expire between 2004 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $97 million of these carryforwards. The Company estimates that the annual limitation on the use of $97 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Changes in ownership occurring in 2003 could result in further limitation, including a complete limitation on its ability to utilize its NOLs. Whether the Company incurs an ownership change under Section 382 is not within the Company's control and there can be no assurance that such a change and resulting loss of the Company's ability to utilize its NOLs will not occur.

LIQUIDITY AND CAPITAL RESOURCES

    BayCorp's subsidiary, Great Bay, sold most of its power in the Northeast United States short-term wholesale power market. The cash generated from electricity sales by Great Bay was sufficient to meet the Company's ongoing cash requirements in 2002.

    The principal factor affecting liquidity in 2002 was the Company's sale of its Seabrook assets. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $108.3 million for its interests in the Seabrook Project. See "Recent Developments - Sale of Seabrook." BayCorp's total cash increased approximately $119,483,100 during 2002, and as of December 31, 2002, the Company had approximately $136,664,100 million in cash and cash equivalents.

    The Company had net income in 2002 of $58,872,700. Net income included the gain on the sale of the Seabrook assets of approximately $59,774,300. Non-cash charges to income included $3,134,000 for depreciation and amortization, $3,450,000 for nuclear fuel amortization, $4,104,900 for decommissioning cost accretion and non-cash compensation expense of approximately $2,467,700 for the variable accounting of certain employee stock options. In addition, there was a decrease in accounts receivable of approximately $5,975,300 and a increase in taxes accrued of approximately $1,723,900. Offsetting these non-cash charges to income were cash charges including approximately $1,416,500 in fixed asset purchases, $753,000 for nuclear fuel purchases and $1,132,700 for decommissioning interest. There was an approximate $2,054,800 increase in prepaids and other assets. This increase was primarily due to amounts put into escrow for costs associated with the sale of Seabrook assets.

    Great Bay's 2002 decommissioning payments totaled approximately $1,161,000.

BayCorp received approximately $1,142,000 in 2002 from the exercise of stock options to purchase 180,934 shares of BayCorp common stock by employees of the Company. Also in 2002, BayCorp repurchased 126,929 shares of its stock for approximately $1,452,000.

    On January 31, 2003 the Company announced a self tender offer to purchase up to 8,500,000 of its common stock shares. Under the terms of the offer, BayCorp shareholders could offer to sell to BayCorp all or a portion of the shares that they owned at a price of $14.85 per share in cash. The offer was expected to close on March 3, 2003. Due to the overwhelming response to the tender and the significant proration that would have been required to preserve the Company's net operating loss carryforwards, the Board of Directors decided that it would not exercise its discretion to effect a proration for that purpose and on March 4, 2003, extended the offer. The extension allowed shareholders additional time to either tender shares that had not been tendered or withdraw shares already tendered. The final result of the tender offer was announced on March 24, 2003. BayCorp exercised its right to purchase up to an additional 2% of its outstanding shares, and accepted 8,673,887 shares of common stock, including options tendered by directors, officers and employees for repurchase, in the tender. Funds were distributed to tendering shareholders and shares not accepted in the tender were returned to shareholders beginning on March 24, 2003. The Company distributed approximately $123,602,000.

    The Company is presently uncertain about the future direction of the business following the sale of Seabrook and the Company's issuer tender offer. Among the Company's available alternatives following the completion of its issuer tender offer are to acquire regulated utility assets or other energy-related investments, including the development of its HoustonStreet subsidiary, or to liquidate. If the Company sought to invest in energy-related investments, the Company's cash remaining following the tender offer might be insufficient to acquire such assets. In such case, the Company could seek to raise additional funds through debt or equity financing. There can be no assurance that the Company will be successful in obtaining additional financing. If the Company is not successful in obtaining additional financing, the Company would not be able to pursue its desired investments. In such case, the Company would consider all of the options then available, including liquidation. Alternatively, following the completion of the issuer tender offer, the Company may decide to liquidate the Company's remaining assets rather than pursue additional investment opportunities. If the Company decided to liquidate following the tender offer, the cash available following the offer would need to be reserved to pay for the expected expenses of a liquidation of the Company. The Board of Directors plans to discuss the strategic direction of the Company following the tender offer.

    The Company has reduced the number of employees from eleven as of December 31, 2001 to nine as of December 31, 2002 and to seven as of March 24, 2003. The Company relocated in March 2003 to smaller office space in Portsmouth, New Hampshire.

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

    History of Losses. BayCorp reported operating income for 2001 and 2002. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

    Liquidity Need. As of December 31, 2002, BayCorp had approximately $134 million in cash and cash equivalents, restricted cash and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing less cash paid to shareholders in Tender Offer, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2003. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated, the Company or its wholly-owned subsidiaries would be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. In that event, the Company and its wholly owned subsidiaries would likely need to raise additional capital from outside sources. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

    Primary Reliance on a Single Asset. BayCorp's principal source of revenue is its wholesale electricity trading business, which depends in large part on Great Bay Power Marketing's contract to sell power to Unitil Power Corporation. Accordingly, BayCorp's results of operations significantly depend on the successful and continued performance under the Unitil contract.

    Risks Associated with Post-Closing Obligations from the Seabrook Sale. On November 1, 2002, Great Bay and Little Bay sold their interests in the Seabrook Project. In the Purchase and Sale Agreement for the Seabrook Project, the buyer, FPL Energy Seabrook, LLC, agreed to indemnify Great Bay and Little Bay against certain claims specified in the agreement. Great Bay and Little Bay also agreed to indemnify FPL Energy Seabrook against certain claims specified in the Purchase and Sale Agreement. If a claim is brought against Great Bay and Little Bay for which FPL Energy Seabrook is required to indemnify Great Bay and Little Bay but FPL Energy Seabrook fails to provide such indemnity, or if Great Bay is required to indemnify FPL Energy Seabrook pursuant to the agreement, then the Company's results of operations could be materially different. In addition, Great Bay and Little Bay have deposited funds into an escrow account for the payment of Seabrook expenses incurred prior to Closing. The amount escrowed was based on an estimate of those expenses. Should actual expenses be greater than the amount escrowed, additional funds will be required.

    Extensive Government Regulation. The electric energy industry is subject to extensive regulation by federal and state agencies. . Great Bay Power Marketingis subject to the jurisdiction of the FERC and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

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

CRITICAL ACCOUNTING POLICIES

    Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 to the Consolidated Financial Statements is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used historically by the Company.

   Decommissioning

    Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, reflected on the February 7, 1996, Exposure Draft titled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets" Great Bay and Little Bay have historically recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

    New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During November 2001, the NDFC issued an order which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumes contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at closing. The current estimated cost to decommission the Seabrook Project (based on NDFC Docket 2001-1) is approximately $584.7 million in 2002 dollars, assuming for decommissioning funding purposes, a remaining 23-year life for the facility and a future cost escalation of 5.25%.

    Great Bay and Little Bay, based on the initial exposure draft, recognized a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to December 31, 2001, represented a liability of $85.5 million reflected in the accompanying balance sheet. As of December 31, 2000, and based on the prior NDFC study, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning expenditures, starting in 2013 and being completed in 2042 was $217.2 million, which discounted at an average rate of 5.0%, over the funding schedule to December 31, 2000 represented a liability of $73.4 million reflected in the accompanying consolidated balance sheet. In accordance with the original exposure draft, the company's wholly-owned subsidiaries recorded any adjustments to the decommissioning liability due to changes in estimates in the utility plant account.

    Great Bay and Little Bay accreted their share of the Seabrook Project's decommissioning liability. This accretion was a non-cash charge and recognized their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $4,105,000, $3,261,000 and $3,633,000 for the years ended December 31, 2002, 2001 and 2000. The change in the accretion between years reflects adjustments to the estimated decommissioning by the NDFC.

    Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay had therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $221,700 as of December 31, 2001 that was realized in 2002.

    Great Bay and Little Bay were responsible for making decommissioning fund top off payments on or before the due date of the sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed all decommissioning liability for the acquired portion of Seabrook including the requirement that it provide an appropriate future funding assurance subject to the approval of the NDFC. FPL Energy Seabrook provided a parent company guaranty that it will fully fund its ownership share of the projected cost of decommissioning in a manner consistent with New Hampshire statutory requirements.

   Stock Options

    The Company accounts for its stock option plans under APB No. 25 and as such no compensation cost has been recognized for options granted at fair market value that have not been modified. The Company has repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. In accordance with APB 25 and FIN 44, the Company has recorded compensation expense related to these options. Compensation expense was $2,467,700, $358,000 and $110,000 for 2002, 2001 and 2000, respectively.

   Seabrook Outage Costs

    The Company's historical operating results and the comparability of these results on an interim and annual basis have been directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay and Little Bay had no electricity for resale from the Seabrook Project and consequently no related revenues. Therefore the impact of outages on the Company's and Great Bay's and Little Bay's results of operations and financial position were, at times, materially adverse.

    Great Bay and Little Bay accrued for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay and Little Bay continue to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company incurred losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on May 4, 2002. Seabrook resumed full operating capacity on June 6, 2002. The 2002 outage cost approximately
$32 million. The Company's share was approximately $4.8 million.

   Principles of Consolidation

    The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. The Company had a 15% joint ownership interest in Seabrook, a 1,150 megawatt nuclear generating unit. The Company recorded in its financial statements its proportional share of Seabrook's assets, liabilities and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements. At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2000 and as of December 31, 2001, the Company owned 45.9% of HoustonStreet. As of December 31, 2002, the Company owned 46.4% of HoustonStreet. Of the 53.6% of HoustonStreet that is not owned by the Company, approximately 3.1% is owned by Elliott Associates L.P. and approximately 1.9% is owned by Omega Advisors Inc., both of whom were 5% or more shareholders of the Company. The remaining 48.6% is owned by unrelated parties. The Company deconsolidated HoustonStreet during 2000. At December 31, 2000 and December 31, 2001, the Company accounts for this investment on the equity method. The 1999 financial statements are presented on a consolidated basis. (See Note 12.) The Company has an agreement with HoustonStreet under which it is providing certain accounting and administrative services to HoustonStreet for the periods April 1999 to December 2001 and for the calendar year 2002. Income related to such services was $165,000 for the year ended December 31, 2001 and $60,000 for the year ended December 31, 2002.

   Energy Marketing

    The Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company currently utilizes forward and spot market purchases to maximize the value of its Unitil agreement. The Company had not entered into any forward firm energy trading contracts as of December 31, 2001. The forward purchase contracts and Unitil agreement are recorded at fair value. The initial fair value gain of the Unitil agreement has been deferred and is being amortized over the life of the agreement. As of December 31, 2002, the Company had an unrealized loss on the mark-to-market of purchase contracts of $7,533 and an unrealized gain on the mark-to-market of the Unitil agreement of $43,800. The deferred gain on the Unitil agreement was $2,061,000 as of December 31, 2002. As of December 31, 2001, the Company had no unrealized loss or gain on the mark-to-market of forward firm energy trading contracts recorded in accrued expenses. The net change in unrealized gain on trading activities for the year ended December 31, 2001 was $12,879,000 and is included in the accompanying consolidated statement of income for 2001. As of December 31, 2000, the Company had a net unrealized loss of approximately $12,879,427 recorded in accrued expenses. The net change in unrealized loss on trading activities for the year ended December 31, 2000 was $12,232,000 and is included in the accompanying consolidated statement of income for 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

COMMODITY PRICE RISK

    The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts in prior years, including in 2001. GBPM tracks market exposure for any forward firm energy trading contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the company's balance sheet. See "Note 5 -- Energy Marketing." The positive, or negative, value of the portfolio of forward firm power commitments represents an estimation of the gain, or loss, that Great Bay and GBPM would have experienced if open firm commitments were covered at then-current market prices. As of December 31, 2001, Great Bay had no forward firm fixed energy trading contracts. As of December 31, 2002 GBPM Bay had an unrealized loss on forward firm fixed energy trading contracts of approximately $7,533.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data is presented in Part IV, Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Dismissal of Arthur Andersen LLP; Engagement of Deloitte & Touch LLP. As previously disclosed on the Current Report on Form 8-K/A filed on July 26, 2002, BayCorp Holdings, Ltd. (the "Company") engaged Deloitte & Touche LLP as the Company's independent public accountants for the 2002 fiscal year, and dismissed Arthur Andersen LLP ("Andersen"), which served as the Company's independent public accountants for the 2000 and 2001 fiscal years. The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

    The audit reports issued by Andersen on the consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

    During each of the years ended December 31, 2001 and 2000, and during the subsequent interim period through July 25, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for such periods.

    None of the reportable events described in Item 304(a)(1)(v) of Regulation S-K occurred during the Company's two most recent fiscal years or during the subsequent interim period through July 25, 2002. During the fiscal years ended December 31, 2001 and 2000, and during the subsequent interim period through July 25, 2002, the Company did not consult with Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

    Resignation of Deloitte & Touche LLP; Engagement of Vitale, Caturano & Company. As previously reported the Current Report on Form 8-K filed on January 16, 2003, as amended on Form 8-K/A Filed on January 17, 2003, on January 9, 2003, Deloitte & Touche LLP ("Deloitte ") notified BayCorp Holdings, Ltd. (the "Company") that Deloitte resigned as the Company's independent auditor. Deloitte had been engaged as the Company's independent public accountants since July 25, 2002. On January 14, 2003, the Company engaged Vitale, Caturano & Company ("Vitale, Caturano") as the Company's independent public accountants to conduct the audit for the Company's 2002 fiscal year and a re-audit for the 2001 and 2000 fiscal years. The reasons for the change in accountants are explained below.

    In September 2002, the Securities and Exchange Commission (the "Commission") notified the Company that the Commission planned to conduct a routine review of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report") and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. During the review process, the Company received and responded to comments made by Commission staff ("Staff") about those reports. The Commission and the Company agreed to certain adjustments that the Company would make to its 2001 Annual Report in response to Staff's comments. The Company had to then file a Form 10-K/A containing amendments (the "Amendments") to its 2001 Annual Report after Vitale, Caturano completed an audit of the restated financial statements for 2001 and 2000 and issued their opinion that was to be included in the Form 10-K/A.

     On November 15, 2002, the Company announced its intention to commence an issuer tender offer for its own shares (the "Tender Offer") in January 2003. The Company determined that it was in the Company's best interests that the Amendments be filed before the Company commenced the Tender Offer. The Company's goal was to commence the Tender Offer as soon as possible. However, Deloitte informed the Company that because of the significance to the Company of its interest in the Seabrook Project in 2000 and 2001, Deloitte would not be willing to report on an audit of the Company's 2002 financial statements unless the re-audits for 2000 and 2001 are conducted in a manner that places no reliance on the 2000 and 2001 audit reports on Seabrook's financial statements issued by Arthur Andersen. The Chairman of the Company's Audit Committee discussed this matter with Deloitte and the Company authorized Deloitte to respond fully to inquiries of Vitale, Caturano concerning this matter. Moreover, Deloitte indicated that they would be unable to complete their audit of the Company's 2002 financial statements and re-audit of 2001 and 2000 within a time frame that would allow the Company to commence the Tender Offer before March 2003. None of the Commission's comments related to the Company's reporting of Seabrook financial information. A partner at Vitale, Caturano was the concurring partner at Arthur Andersen for the Seabrook audit for the periods covered by the Amendments. This partner has also been involved with the Company's audits since 1994. Because of that partner's experience with audits of the Company and of Seabrook, Vitale, Caturano undertook to conduct the re-audits of the Company for 2001 and 2000 in a time frame that would allow the Company to commence the Tender Offer as planned. In addition, the cost to the Company would be substantially reduced based on estimates received from both firms.

    Deloitte's resignation followed the Company's discussion with Deloitte of its intention to dismiss Deloitte as the Company's auditor. Deloitte had been engaged by the Company since July 2002 and had not issued a report on any of the Company's financial statements and, therefore, there has been no report containing an adverse opinion or disclaimer of opinion, or a report that was qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on the Company's consolidated financial statements for any period.

    The Company believes that the change in accountants is in the best interests of the Company and its shareholders. The decision to engage Vitale, Caturano was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

    The Company previously provided a copy of the disclosures in the contained in this Form 10-K to Deloitte and requested Deloitte to furnish a letter stating whether Deloitte agrees with the Company's statements as required by Item 304(a)(3) of Regulation S-K. Deloitte has provided a letter that acknowledges, with respect to the disclosures in Form 8-K/A filed on January 17, 2003, agreement with the statements made in the first two sentences in the first paragraph, the first two sentences and the last sentence in the second paragraph, the first, fourth, fifth, sixth and seventh sentences in the third paragraph, and all of the fourth paragraph.

    The Company has provided a copy of the disclosures contained in this Form 8-K to Vitale, Caturano and requested Vitale, Caturano to furnish a letter stating whether Vitale, Caturano agrees with the Company's statements as required by Item 304(a)(2)(D) of Regulation S-K. Vitale, Caturano has provided a letter acknowledging its agreement with the disclosures made on the Company's Form 8-K/A filed on January 17, 2003.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Set forth below are the name, business address, and age of each member of the Company's Board of Directors and the positions and offices held by him, his principal occupation and business experience during the past five years, the names of other publicly held companies of which he serves as a director and the year of commencement of his term as a director of the Company. Each director's term expires at the next annual meeting of shareholders. Information with respect to the number of shares of Common Stock beneficially owned by each director and director nominee, directly or indirectly, as of March 25, 2003, appears under "Item 11. Security Ownership of Certain Beneficial Owners and Management."

    ALEXANDER ELLIS, III, age 53, has served as a director of the Company since May 2000. Since January 1999, Mr. Ellis has been a member of RockPort Partners, LLC, a merchant banking firm serving the electric and energy industries. Mr. Ellis is a founding member of RockPort Capital Partners, LLC, a private equity fund established in May 2000. Since May 1996, Mr. Ellis has been a member of Acadia Bay Energy Co., LLC, a developer of electric power generating stations. Mr. Ellis was also, until December 2002, a director of Wattage Monitor, Inc., a web-based electric rate and service information provider, and Brazilian Resources, Inc., an energy resources company. Mr. Ellis holds a B.A. in Political Science from Colorado College and an M.B.A. from Yale School of Management.

    STANLEY I. GARNETT, II, age 59, has served as a director of the Company since June 1997. Mr. Garnett was a senior advisor to PHB Hagler Bailly ("PHB"), an economic and management consulting firm, from September 1998 until November 2000 when PA Consulting Group acquired PHB. Mr. Garnett was an Executive Vice President of Florida Progress Corporation, an electric utility, from April 1997 to August 1998. From March 1996 until March 1997, Mr. Garnett was a senior advisor with Putnam, Hayes & Bartlett, an economic and management consulting firm. From September 1981 until December 1995, he was a senior executive at Allegheny Power System, Inc., an electric utility, serving as the company's chief legal officer and CFO from 1990 until December 1995. Mr. Garnett holds a B.A. in Business Administration from Colby College, an M.B.A. from the Wharton Graduate School of Commerce and Finance, and a J.D. from New York University School of Law.

    FRANK W. GETMAN JR., age 39, has served as Chairman of the Company's Board of Directors since May 2000 and as its President and Chief Executive Officer since May 1998. From September 1996 to May 1998, Mr. Getman was Chief Operating Officer of the Company and Great Bay. Mr. Getman served as Vice President, Secretary and General Counsel of Great Bay from August 1995 to May 1998. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr LLP, Boston, Massachusetts. Mr. Getman is President and a director of HoustonStreet, a crude oil and refined products trading exchange in which BayCorp holds a 46.4% equity interest. Mr. Getman holds J.D. and M.B.A. degrees from Boston College and a B.A. in Political Science from Tufts University.

    JAMES S. GORDON, age 48, has served as a director of the Company since May 2001. Mr. Gordon has served as President of Energy Management, Inc., a privately held independent power company, since 1975. Energy Management, Inc. developed seven power plants in New England. Mr. Gordon is the President of Cape Wind Associates, a partnership working to permit, finance and operate an offshore wind farm approximately five miles off the coast of Nantucket, Massachusetts. Mr. Gordon founded the Competitive Power Coalition of New England and formerly served as its Chairman. Mr. Gordon holds a B.S. in Broadcasting and Film from Boston University.

    MICHAEL R. LATINA, age 30, has served as a director of the Company since February 1999. Mr. Latina has served as an independent consultant to the energy industry since July 2001. From January 1998 to July 2001, Mr. Latina was a portfolio manager for Elliott Management Corporation, an affiliate of Elliott Associates, L.P., having served as an analyst at Elliot Management Corporation from March 1996 to January 1998. Mr. Latina is a director of Horizon Offshore, Inc., an offshore construction company, and HoustonStreet, a crude oil and refined products trading exchange in which BayCorp holds a 46.4% equity interest. He served as a Director of Prime Natural Resources, Inc., Grant Geophysical, Inc., Odyssea Marine, Inc., and Intedyne, LLC, from 1998-2001. He also served as a Director of Solid State Geophysical, Inc. from 1996 to 1997 and worked as an investment banker with Bear, Stearns & Co., Inc. from 1994 to 1996. Mr. Latina holds a B.S. in Finance from New York University's Stern School of Business.

    LAWRENCE M. ROBBINS, age 33, has served as a director of the Company since February 1999. Mr. Robbins has served as the Chief Executive Officer of Glenview Capital Management since September 2000. From January 1995 to September 2000, Mr. Robbins served as a general partner of Omega Advisors, Inc., where he was a portfolio manager since January 1995. Mr. Robbins is a Certified Public Accountant and graduated from the University of Pennsylvania, earning degrees from the Wharton School and the Moore School of Engineering.

    JOHN A. TILLINGHAST, age 75, has served as a director of the Company since November 1994 and was the President and Chief Executive Officer of the Company from April 1995 until May 1998. Mr. Tillinghast served as the Company's Chief Engineer from April 1995 through May 2000. Since 1987, Mr. Tillinghast has served as President and the sole stockholder of Tillinghast Technology Interests, Inc. ("TILTEC"), a private consulting firm. From 1986 to 1993, Mr. Tillinghast served as Chairman of the Energy Engineering Board of the National Academy of Sciences. Mr. Tillinghast holds an M.S. in Mechanical Engineering from Columbia University.

    (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I, Item 1 of this 10-K.

    (c) Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms filed by such person with respect to the Company.

    Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that during 2002, its directors, executive officers and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

    Employee directors do not receive any compensation for serving on the Board. Non-employee directors receive $2,500 per quarter, plus reasonable expenses. Non-employee directors are also eligible to receive stock option grants in accordance with a formula specified in the 1996 Plan. The Plan allows for grants of 20,000 options per year for up to four years.

EXECUTIVE COMPENSATION

    Summary Compensation Table. The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer, the Company's Chief Operating Officer and the Company's Vice President of Finance (together, the "Named Executive Officers"). As of December 31, 2002, the Company did not have any other executive officers.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                                                          LONG-TERM
                                                                                                     COMPENSATION AWARDS
                                                                                                    ----------------------
                                                                                                    SECURITIES UNDERLYING
                                              SALARY           BONUS           OTHER ANNUAL               OPTIONS/SARS
NAME AND PRINCIPAL POSITION        YEAR       ($)(1)          ($)(1)         COMPENSATION ($)       (NO. OF SHARES, (#)(2)
---------------------------        ----       ------          ------         ----------------       ----------------------
Frank W. Getman Jr.........        2002       207,582          756,573(9)              0                         70,000
  President and                    2001       169,673                0(3)              0                         20,000
  Chief Executive Officer          2000       160,000          100,000(4)         12,500(5)                      20,000



                                                                                                          LONG-TERM
                                                                                                     COMPENSATION AWARDS
                                                                                                    ----------------------
                                                                                                    SECURITIES UNDERLYING
                                              SALARY           BONUS           OTHER ANNUAL               OPTIONS/SARS
NAME AND PRINCIPAL POSITION        YEAR       ($)(1)          ($)(1)         COMPENSATION ($)       (NO. OF SHARES, (#)(2)
---------------------------        ----       ------          ------         ----------------       ----------------------
Anthony M. Callendrello(7)         2002       158,050          478,287(9)              0                         40,000
  Chief Operating Officer          2001       136,019           30,000                 0                         50,000
      and Secretary                2000        89,508           30,000(8)              0                         30,000

Patrycia T. Barnard(6)...          2002       158,050           75,000                 0                         20,000
  Vice President of Finance        2001       136,019           30,000                 0                         0


------------------

(1) Amounts shown represent cash compensation earned by the Named Executive Officers for the fiscal years presented. Excludes amounts paid by HoustonStreet to Mr. Getman in 2000, 2001 or 2002. See "Employment Agreements."

(2) The option exercise price is equal to the fair market value of the Common Stock on the date of grant. In addition, in October 2001, the Company granted Contingent Options to each of the Named Executive Officers. The Company granted Contingent Options to acquire 50,000 shares to Mr. Getman, Contingent Options to acquire 40,000 shares to Mr. Callendrello and Contingent Options to acquire 20,000 shares to Ms. Barnard, in each case exercisable, once vested, at $9.05 per share. Each of these options was exercisable upon and only upon the closing of the sale of the Company's interests in the Seabrook Project. In accordance with the rules of the Commission relating to beneficial ownership of options that are contingent on external events, the occurrence of which is uncertain and the timing of which is unknown, the Contingent Options are excluded in 2001 and included in 2002.

(3) In January 2002, the Company paid a bonus of $100,000 to Mr. Getman to recognize his performance in 2001.

(4) Represents payment received in 2000 for Mr. Getman's performance in 1999.

(5) Amount shown represents compensation in the form of partial forgiveness of a loan to Mr. Getman. See "Employment Agreements."

(6) Ms. Barnard was promoted to Vice President of Finance in January 2001 and became a Named Executive Officer at that time.

(7) Mr. Callendrello joined the Company on April 3, 2000.

(8) Represents payment received in 2001 for Mr. Callendrello's performance in 2000.

(9) Represents payments under the Company's Incentive Compensation Program established by the Board for achieving specific objectives and creation of incremental value above certain benchmarks established by the Board. See "Employment Agreements".

    Option/SAR Grant Table. The following table sets forth certain information regarding options and SARs granted during 2002 by the Company to its executive officers.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS


                                                                                                           POTENTIAL REALIZABLE
                                      NUMBER OF     PERCENT OF                                              VALUE AT ASSUMED
                                      SECURITIES      TOTAL                                                  RATES OF STOCK
                                      UNDERLYING    OPTION/SARS                                            PRICE APPRECIATION
                                     OPTION/SARS    GRANTED TO         EXERCISE OR                          FOR OPTION TERM (3)
                                     GRANTED AND   EMPLOYEES IN       BASE PRICE                          --------------------
NAME                                 COMPANY (1)    FISCAL YEAR        ($/SH)(2)      EXPIRATION DATE      5%              10%
----                                 ----------     -----------        ---------      ---------------     ---             ----
Frank W. Getman Jr.                  20,000(4)          50%               $12.22          4/24/09        $ 99,677        $232,829
                                     50,000(5)                             $9.05         10/22/08        $184,423        $430,408
Anthony M. Callendrello              40,000(5)         28.6%               $9.05         10/22/08        $144,265        $339,788
Patrycia T. Barnard                  20,000(5)         14.3%               $9.05         10/22/08        $ 73,769        $172,163


--------------
(1) Options granted pursuant to the Company's 2001 Nonstatutory Stock Option Plan (the "2001 Plan"). All options granted are non-transferable except by will or the laws of descent or pursuant to a Qualified Domestic Relations Order, in accordance with the terms and conditions of the 2001 Plan and the individual Nonstatutory Stock Option Agreements.

(2) The exercise price of the options is equal to the fair market value of the Company's Common Stock on the date of grant. The exercisability of these options is accelerated upon the occurrence of a change in control (as defined in the 2001 Plan).

(3) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the dates the respective options were granted to their expiration dates. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. All of the options were either (i) exercised and the shares received upon exercise were tendered in connection with the Company's issuer tender offer that expired on March 18, 2001 or (ii) tendered to the Company for repurchase in the tender offer. The purchase price for tendered shares was $14.85 per share and for tendered options was $14.85 less the option exercise price. Shares and options were subject to proration. Mr. Getman tendered these 70,000 options to the Company; 60,176 options were accepted for payment after proration. Mr. Getman realized value of approximately $316,800. Mr. Callendrello exercised these 40,000 options and tendered the shares in the tender offer; 37,720 shares were accepted for payment in the tender offer. Mr. Callendrello realized value of approximately $218,800. Ms. Barnard exercised these 20,000 options and tendered the shares; 18,860 shares were accepted for payment in the tender offer. Ms. Barnard realized value of approximately $109,400.

(4) Options granted on April 24, 2002. Subject to the terms of the Nonstatutory Stock Option Agreements, the option was immediately exercisable.

(5) Contingent Options granted on October 22, 2001. See "Executive Compensation - Summary Compensation Table - Note 2." Subject to the terms of the Nonstatutory Stock Option Agreements, each option became exercisable upon the Closing of the sale of the Company's interests in the Seabrook Project (and would also have become exercisable in the event of a "change of control" of the Company as defined in the 2001 Plan.)

    Option Exercises and Year-End Values. The following table sets forth certain information concerning each exercise of stock options during the fiscal year ended December 31, 2002 by each of the Company's executive officers and the number and value of unexercised options held by each of the these executive officers on December 31, 2002.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES




                                                                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                 OPTIONS/SARS AT FISCAL      OPTIONS/SARS AT FISCAL
                                                                     YEAR-END (#)(1)            YEAR-END ($)(2)
                                    SHARES          VALUE        ----------------------      ----------------------
                                  ACQUIRED ON      REALIZED           EXERCISABLE/                EXERCISABLE/
NAME                             EXERCISE (#)        ($)              UNEXERCISABLE              UNEXERCISABLE
----                             ------------       ------            -------------              -------------
Frank W. Getman Jr............      56,250         $244,688 (3)         311,500/0                $2,200,860/$0

Patrycia T. Barnard............        0              0                 60,000/0                  $484,212/$0

Anthony M. Callendrello.......         0              0               76,667/43,333            $419,735/$208,315



------------------

(1) Includes Contingent Options. See "Executive Compensation - Summary Compensation Table - Note 2."

(2) Based on the fair market value of the Company's Common Stock on December 31, 2002 ($14.74 per share.)

(3) Based on the fair market value of the Company's Common Stock on March 27, 2002 ($9.25 per share)

EMPLOYMENT AGREEMENTS

    On May 25, 2000, the Company entered into an employment agreement with Frank
W. Getman Jr. (the "Getman Employment Agreement") pursuant to which Mr. Getman agreed to serve as the Company's Chairman, President and Chief Executive Officer through July 31, 2003. The Getman Employment Agreement provides for an annual salary of $200,000 as of May 25, 2002. Separately, on May 5, 1998, the Company loaned Mr. Getman $25,000 to purchase shares of the Company's Common Stock. In accordance with the terms of this loan, the Company forgave $12,500 of the loan on each of May 5, 1999 and May 5, 2000.

    If Mr. Getman's employment with the Company terminates in a "Qualifying Termination" in connection with a "Change in Control" (each as defined in the Getman Employment Agreement), (i) Mr. Getman is entitled to receive in cash an amount equal to the greater of the sum of his annual salary from the date of termination until the date of expiration of the Getman Employment Agreement or twice his annual salary at the date of such Change in Control; (ii) all outstanding stock options shall become immediately exercisable, and (iii) the non-competition and non-solicitation clauses contained in Subsections 5.c and 5.d of the Getman Employment Agreement shall cease to apply. Under certain circumstances identified in the Getman Employment Agreement, the Company may be required to pay to Mr. Getman additional compensation such that the total of the amounts payable under clause (i) above and the value of Mr. Getman's options (as defined in the Getman Employment Agreement) is $500,000. A Qualifying Termination will be treated as having occurred if, prior to the second anniversary of a Change in Control, (i) Mr. Getman's employment is terminated other than for cause or (ii) Mr. Getman voluntarily resigns following, generally, any material impairment or material adverse change in his working conditions, authority, position or compensation as compared with that in effect immediately prior to the Change in Control.

    On September 1, 2000, HoustonStreet entered into an employment agreement with Frank W. Getman Jr. (the "Getman/HSE Employment Agreement") pursuant to which Mr. Getman agreed to serve as HoustonStreet's President and Chief Executive Officer through August 31, 2003. Under the Getman/HSE Employment Agreement, Mr. Getman earned $52,923 in salary in 2000, $165,577 in salary in 2001, $199,083 in 2002 and will earn additional salary in future years. Other terms of the Getman/HSE Employment Agreement are substantially similar to the terms of Mr. Getman's employment agreement with BayCorp.

Key Employee Retention and Incentive Plan. In October 2001, the Board approved its Compensation Committee's recommendation that the Board adopt a Key Employee Retention and Incentive Plan (the "Retention and Incentive Plan"). The purpose of the Retention and Incentive Plan was to accomplish the sale of the Company's interests in the Seabrook Project, maximize the results to the Company of that sale, and retain key employees through the successful completion of the Seabrook sale and thereafter if desired by the Board. Under the Retention and Incentive Plan, the officers, directors, and key employees received stock options and officers and key employees received other incentives under Retention and Incentive Agreements. Pursuant to such Retention and Incentive Agreements officers and key employees received cash payments based upon the achievement of particular objectives and have the ability to receive additional cash payments.

    On November 21, 2001, the Company entered into a Retention and Incentive Agreement with Patrycia T. Barnard, the Company's Vice President of Finance and Treasurer. The agreement provides that in the event that Ms. Barnard continues to be an employee of the Company through final liquidation of substantially all of the assets of the Company and the approval of a plan of distribution of the Company's assets net liabilities to its shareholders, the Company will pay to Ms. Barnard bonus compensation in an amount equivalent to one year of Ms. Barnard's salary at the time of any such liquidation and distribution, or approximately $145,000.

    On November 30, 2001, the Company also entered into a Retention and Incentive Agreement with Anthony M. Callendrello, the Company's Chief Operating Officer. The agreement provides a six-month severance payment (approximately $73,000) to Mr. Callendrello that is payable upon and only upon a final liquidation of substantially all of the assets of the Company and the approval of a plan of distribution of the Company's assets net liabilities to its shareholders. In addition, the agreement established goals and financial incentives for achieving certain specific objectives and addresses constructive termination issues. The agreement provided a $100,000 bonus to Mr. Callendrello upon the closing of the sale of the Company's interests in the Seabrook Project. This payment was made in November 2002. The Board based the financial incentives on a concept of sharing incremental value created by employees above certain benchmarks set by the Board. The potential incentive payment is calculated as a percentage, ranging from one to ten percent, of (i) the savings from the reduction of certain identified liabilities, and (ii) the incremental value realized from identified assets, such that Mr. Callendrello will benefit only in the event of demonstrable financial benefit to the Company. None of the incentive payments were to be made unless and until the closing of the Seabrook sale and unless Mr. Callendrello continued as an employee through the closing. Total incentive payments of $378,286 were made in 2002, as a result of $7,565,731 of increased value to the Company. Additional incentive payments may be made under the agreement in 2003.

    On December 5, 2001, the Company entered into a similar Retention and Incentive Agreement with Frank W. Getman, Jr., the Company's President and Chief Executive Officer, which established goals and financial incentives for achieving certain specific objectives. The Board based the financial incentives on a concept of sharing incremental value created by employees above certain benchmarks set by the Board. The potential incentive payment is calculated as a percentage, ranging from one to ten percent, of (i) the savings from the reduction of certain identified liabilities, and (ii) the incremental value realized from identified assets, such that Mr. Getman will benefit only in the event of demonstrable financial benefit to the Company. None of the incentive payments were to be made unless and until the closing of the Seabrook sale and unless Mr. Getman continued as an employee through the closing. Total incentive payments of $756,573 were made in 2002, as a result of $7,565,731 of increased value to the Company. Additional incentive payments may be made under the agreement in 2003. Mr. Getman's agreement does not contain a retention bonus component or any constructive termination provisions. Mr. Getman is entitled to a retention bonus under the Getman Employment Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information. The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2002.


                                                                                                           (c)

                                            (a)                          (b)                      Number of securities
                                                                                                 remaining available for
                                Number of securities to be    Weighted-average exercise           future issuance under
                                  issued upon exercise of       price of outstanding            equity compensation plans
                                    outstanding options,         options, warrants and             (excluding securities
Plan Category                        warrants and rights                rights                   reflected in column (a))
-------------                        -------------------      -------------------------          ------------------------
Equity compensation plans
approved by security                      945,767                      $8.3294                            54,683
holders(1)

Equity compensation plans not               N/A                          N/A                                N/A
approved by security holders

Totals                                    945,767                      $8.3294                            54,683

----------
(1) Includes the Company's 1996 Stock Option Plan and the 2001 Nonstatutory Stock Option Plan.


Security Ownership of Certain Beneficial Owners and Management. The following table sets forth information regarding the ownership of the shares of the Company's common stock as of March 25, 2003 by (i) the only persons known by the Company to own more than five percent of the Company's outstanding shares, (ii) all directors of the Company, (iii) each of the executive officers of the Company (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group.


                                                              SHARES                     PERCENTAGE OF
NAME, ADDRESS, AND AGE (IF A PERSON) OF                    BENEFICIALLY                     SHARES
BENEFICIAL OWNER                                            OWNED (1)                   OUTSTANDING (2)
---------------------------------------                     ---------                   ---------------
5% Shareholders

Group consisting of:
  Leon G. Cooperman
  Omega Capital Partners, L.P.
  Omega Institutional Partners, L.P, and
  Omega Advisors, Inc.
  (the "Omega Group") .....................                   125,134(3)                        19.3%
  c/o Omega Advisors, Inc.
  Wall Street Plaza
  88 Pine Street
  New York, NY 10005



                                                              SHARES                     PERCENTAGE OF
NAME, ADDRESS, AND AGE (IF A PERSON) OF                    BENEFICIALLY                     SHARES
BENEFICIAL OWNER                                            OWNED (1)                   OUTSTANDING (2)
---------------------------------------                     ---------                   ---------------

Directors and Executive Officers
Patrycia T. Barnard ........................                     4,400                          *
Anthony M. Callendrello ....................                    31,037(4)                      4.6%
Alexander Ellis III ........................                     4,602(5)                       *
Stanley I. Garnett II ......................                     2,470(6)                       *
Frank W. Getman Jr. ........................                    21,129(7)                      3.3%
James S. Gordon ............................                     6,268(8)                       *
Michael R. Latina ..........................                     4,559(9)                       *
Lawrence M. Robbins ........................                     4,559(10)                      *
John A. Tillinghast ........................                    11,314(11)                     1.7%
All directors and executive officers as a
  group (9 individuals) ....................                    88,338(12)                    12.4%

------------------

  * Less than 1% of the total number of shares outstanding.

(1) The number of Shares beneficially owned by each person or entity is determined under rules promulgated by the Commission. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power, and also includes any shares of the Company that the person or entity has the right to acquire within 60 days after March 25, 2003. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2) Number of shares deemed outstanding includes 646,874 shares outstanding as of March 25, 2003, plus any shares subject to options held by the person or entity in question that are currently exercisable or exercisable within 60 days after March 25, 2003.

(3) The information presented is based upon a Schedule 13D/A filed with the Commission on March 28, 2003 by the indicated shareholders. Leon G. Cooperman reported beneficial ownership of 125,134 shares, with sole voting and dispositive power with respect to 92,345 of such shares and shared voting and dispositive power with respect to 32,789 of such shares. Mr. Cooperman's 125,134 beneficially owned shares represent 19.3% of BayCorp's shares outstanding as of March 25, 2003. Omega Capital Partners, L.P. ("Omega Capital") reported beneficial ownership of 48,107 shares, with sole voting and dispositive power, as to all such shares. Omega Institutional Partners, L.P. ("Omega Institutional") reported beneficial ownership of 731 shares, with sole voting and dispositive power as to such shares. Omega Equity Investors, L.P. ("Omega Equity") reported beneficial ownership of 6,622 shares, with sole voting and dispositive power as to such shares. Omega Advisors, Inc. ("Omega Advisors") reported beneficial ownership of 69,674 shares, with sole voting and dispositive power with respect to 36,885 of such shares and shared voting and dispositive power with respect to 32,789 of such shares. Mr. Cooperman is the managing partner of each of Omega Capital, Omega Institutional Partners and Omega Equity and is the President of Omega Advisors. These shareholders may be deemed to be a group for purposes of Rule 13d-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Collectively, these shareholders and other affiliates of Mr. Cooperman and Omega Advisors, Inc. are referred to as the "Omega Group" or "Omega Group entities."

(4) Includes 28,757 shares issuable upon exercise of outstanding stock options granted under the 1996 and 2001 Plans.

(5) Includes 4,559 shares issuable upon exercise of outstanding stock options granted under the 2001 Plan.

(6) Consists of 2,470 shares issuable upon exercise of outstanding stock options granted under the 2001 Plan.

(7) Includes 9,824 shares issuable upon exercise of outstanding stock options granted under the 2001 Plan.

(8) Includes 3,419 shares issuable upon the exercise of outstanding stock options granted under the 2001 Plan.

(9) Consists of 4,559 shares issuable upon the exercise of outstanding stock options granted under the 2001 Plan.

(10) Consists of 4,559 shares issuable upon the exercise of outstanding stock options granted under the 2001 Plan.

(11) Includes 3,419 shares issuable upon exercise of outstanding stock options granted under the 2001 Plan.

(12) Includes 61,566 shares issuable upon exercise of outstanding stock options granted under the 1996 and 2001 Plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    HoustonStreet sold shares of its Series A Convertible Preferred Stock at $3.75 per share to entities related to the Omega Group and to Elliot Associates, L.P., a member of a group that owned more than five percent of the Company's outstanding shares during the Company's 2002 fiscal year, as follows:

                     SALE DATE               PURCHASER              SHARES       TOTAL PURCHASE
                     ---------               ---------              ------       --------------
                     2/2/2000            Omega Group Entities       266,667         $1,000,001


                     SALE DATE               PURCHASER              SHARES       TOTAL PURCHASE
                     ---------               ---------              ------       --------------
                     2/2/2000            Elliott Associates, L.P.   266,667         $1,000,001
                     3/6/2000            Omega Group Entities       400,000         $1,500,000
                     3/6/2000            Elliott Associates, L.P.   400,000         $1,500,000

    As part of HoustonStreet's Series A financing, HoustonStreet sold 2,426,669 additional shares of its Series A Stock to third parties, also at $3.75 per share. Each of these third parties, as well as HoustonStreet, Omega Group entities and Elliott Advisors, L.P., entered into a (i) Series A Convertible Preferred Stock Purchase Agreement, (ii) Stockholders' Voting Agreement, (iii) Investor Rights Agreement and (iv) Right of First Refusal and Co-Sale Agreement. Each of these agreements was amended and restated on March 31, 2001 in connection with HoustonStreet's sale of senior secured promissory notes, Series C preferred stock warrants and common stock warrants. The Company is also a party to the Amended and Restated Stockholders' Voting Agreement and the Amended and Restated Investor Rights Agreement.

    The Amended and Restated Stockholders' Voting Agreement requires the parties to cause to be elected to the board of directors of HoustonStreet one member designated by Omega Advisors, Inc., one member designated by Elliott Associates, L.P., one member who serves as the Company's Chief Executive Officer and up to six additional directors as described in the Agreement. From January 1995 to September 2000, Lawrence M. Robbins, a director of the Company, was a general partner of Omega Advisors, Inc. From January 1998 to July 2001, Michael R. Latina, a director of the Company, was a portfolio manager for an affiliate of Elliott Associates, L.P. The Amended and Restated Investor Rights Agreement requires that HoustonStreet provide certain registration rights and rights of first refusal to certain holders of HoustonStreet capital stock, including the Series A stockholders. In addition, the Amended and Restated Right of First Refusal and Co-Sale Agreement requires that certain holders of HoustonStreet capital stock, including the Series A stockholders, provide each other with certain rights of first refusal and rights of co-sale in the event that certain stockholders seek to sell their shares of HoustonStreet capital stock.

    On March 30, 2001, HoustonStreet received approximately $2.8 million in additional funding, including $90,000 from Omega Group entities and $187,500 from James S. Gordon, a director of the Company. This financing involved the sale by HoustonStreet of senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock.

    In March 2002, in connection with the exercise of stock options, the Company received limited recourse promissory notes and stock pledge agreements from its President, Frank Getman, and a director, John Tillinghast. Mr. Getman borrowed $275,625 on March 27, 2002, pursuant to two promissory notes, one for $167,502 and one for $108,123. On March 7, 2002, Mr. Tillinghast borrowed $461,502 pursuant to a note. The loans were secured by stock pledge agreements between the individuals and the Company. The notes, which were approved by the Company's full board of directors, bore interest at 5%. The notes and agreements were executed in order to allow Mr. Getman and Mr. Tillinghast to exercise certain stock options before the options expired. The notes were given in lieu of cash payments for the exercise price of the options. The exercise price of Mr. Getman's options was $275,625 and the exercise price of Mr. Tillinghast's options was $461,502. Mr. Getman pledged 56,250 shares under his agreements and Mr. Tillinghast pledged 94,184 shares under his agreement, in each case to secure repayment of the notes. The notes were due on the earlier of (i) December 31, 2003 or (ii) 30 days after the payment to Great Bay, Little Bay and BayCorp or its common shareholders, as the case may be, of the proceeds of the sale of
(a) Great Bay's and Little Bay's interests in the Seabrook Project or (b) BayCorp's shares of capital stock of Great Bay and Little Bay, or (c) the outstanding shares by merger, share exchange or otherwise. The security agreements provided that the borrowers must maintain collateral having a value of at least two times the remaining loan principal in the event of partial repayments. The sale of Seabrook closed on November 1, 2002. The outstanding balances of, and all accrued but unpaid interest on the promissory notes issued to Mr. Getman and Mr. Tillinghast were repaid in full within 30 days of the Seabrook Closing.

    In April 2002, the Company entered into a consulting agreement with Michael Latina, one of its directors, under which Mr. Latina received $10,000 per month for six months in exchange for assisting the Company with financial analysis and evaluation of business opportunities identified by the Company's management.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    The Chairman, CEO, and President and the Vice-President of Finance of the Company have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14 (c)) within 90 days before the filing of this annual report. Based on that evaluation, the Chairman, CEO, and President and the Vice-President of Finance have concluded that their current disclosure controls and procedures are, in all material respects, effective and timely, providing them with material information relating to that required to be disclosed in the reports the Company files or submits under the Exchange Act.

    The Company's management, including the Chairman, CEO and President and the Vice President of Finance, does not expect that the Company's disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

    There have not been any significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

     (b)  Reports on Form 8-K:

          The following report on Form 8-K was filed during the three month period ended December 31, 2002:

          The Company filed a Current Report on Form 8-K on November 15, 2002 reporting that on November 1, 2002, Great Bay and Little Bay Power, wholly-owned subsidiaries of BayCorp, and other selling owners consummated the sale of their interests, which amount to approximately 88% of the ownership, in the Seabrook Nuclear Power Plant to FPL Energy Seabrook, LLC, a subsidiary of FPL Group, Inc. An unaudited pro forma balance sheet as of December 31, 2001 and pro forma income statements as of December 31, 2002 and September 31, 2002 were presented in the Form 8-K to give effect to the sale of the Company's Seabrook investment reflecting the disposition of operating assets and their replacement with cash.

                          INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                             PAGE
                                                             ----
Reports of Independent Public Accountants..............       F-1

Consolidated Balance Sheets as of December 31, 2002 and
  2001.................................................       F-2

Consolidated Statements of Operations and Comprehensive
Income (Loss) -- Years Ended December 31, 2002,
  December 31, 2001 and December 31, 2000..............       F-3

Consolidated Statements of Changes in Stockholders' Equity
  -- Years Ended December 31, 2002, December 31, 2001 and
  December 31, 2000..................................         F-4

Consolidated Statements of Cash Flows
  -- Years Ended December 31, 2002, December 31, 2001 and
  December 31, 2000...............................            F-5


Notes to Consolidated Financial Statements.............       F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

    We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly-owned subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                 VITALE, CATURANO & COMPANY P.C.

Boston, Massachusetts
February 10, 2003
(Except for the matters discussed
in Note 8
as to which the date is March 24, 2003)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2002           2001
                                                                   -------------  -------------
                                      ASSETS:
Current Assets:
  Cash & Cash Equivalents ......................................     $ 134,164     $  15,278
  Restricted Cash -- Escrow ....................................         2,500         1,903
  Accounts Receivable, net .....................................           316         6,291
  Materials & Supplies, net ....................................            --         4,708
  Prepayments & Other Assets ...................................         3,427         1,372
                                                                     ---------     ---------
          Total Current Assets .................................       140,407        29,552
Property, Plant, & Equipment and Fuel:
  Utility Plant Assets .........................................            --       123,923
  Non-utility Plant Assets .....................................            --            --
                                                                     ---------     ---------
          Total Property, Plant & Equipment ....................            --       123,923
  Less: Accumulated Depreciation ...............................            --       (22,944)
                                                                     ---------     ---------
       Net Property, Plant & Equipment .........................            --       100,979
  Nuclear Fuel .................................................            --        23,365
  Less: Accumulated Amortization ...............................            --       (12,096)
                                                                     ---------     ---------
  Net Nuclear Fuel .............................................            --        11,269
       Net Property, Plant & Equipment and Fuel ................            --       112,248
Other Assets:
  Decommissioning Trust Fund ...................................            --        32,048
  Energy Trading Contracts - at market .........................         2,184            --
  Deferred Debits & Other ......................................            --           123
                                                                     ---------     ---------
       Total Other Assets ......................................         2,184        32,171
          Total Assets .........................................     $ 142,591     $ 173,971
                                                                     =========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable .............................................     $     414     $   1,607
  Miscellaneous Current Liabilities ............................         6,141         5,534
                                                                     ---------     ---------
     Total Current Liabilities .................................         6,554         7,141
Operating Reserves:
  Decommissioning Liability ....................................            --        85,523
  Miscellaneous Other ..........................................            --           386
                                                                     ---------     ---------
     Total Operating Reserves ..................................            --        85,909
Other Liabilities & Deferred Credits ...........................            --         7,500
Deferred Gain on Long Term Power Contract ......................         2,061            --
Commitments & Contingencies
Stockholders' Equity:
  Common stock, $0.01 par value Authorized -- 20,000,000
     shares; issued and outstanding -- 8,455,269 at December
     31, 2002 and 8,586,316 at December 31, 2001 ...............            84            86
  Less: Treasury Stock --0 and  185,052 shares respectively, at
  cost .........................................................            --        (1,396)
  Additional Paid-in Capital ...................................       100,893       100,383
  Accumulated Other Comprehensive Income .......................            --           223
  Retained Earnings (Accumulated Deficit) ......................        32,998       (25,875)
                                                                     ---------     ---------
       Total Stockholders' Equity ..............................       133,975        73,421
          Total Liabilities and Stockholders' Equity ...........     $ 142,591     $ 173,971
                                                                     =========     =========

  (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                            YEARS ENDED DECEMBER 31,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        2002              2001            2000
                                                     -----------      -----------      -----------
Operating Revenues .............................     $    48,788      $    79,480      $    56,347
Operating Expenses:
  Production ...................................          21,089           24,438           25,016
  Transmission .................................             845              997            1,073
  Purchased Power ..............................           4,706           27,008           13,270
  Unrealized (Gain) Loss on Firm Energy Trading
     Contracts .................................            (115)         (12,879)          12,232
  Administrative & General .....................          11,616            9,870            6,923
  Depreciation & Amortization ..................           3,134            3,730            4,159
  Decommissioning Cost Accretion................           4,105            3,261            3,633
  Decommissioning Trust Fund Income.............          (1,133)          (1,599)          (1,726)
  Taxes Other than Income ......................           3,080            3,516            3,938
                                                     -----------      -----------      -----------
     Total Operating Expenses ..................          47,327           58,342           68,518
Operating Income (Loss) ........................           1,461           21,138          (12,171)
Other Income:
  Interest and Dividend Income .................            (883)            (520)          (1,162)
  Equity Loss in HoustonStreet Investment ......              --              450           11,077

  Gain on Sale of Seabrook Asset ...............         (59,774)              --               --
  Other Deductions (Income) ....................              45              179             (753)
                                                     -----------      -----------      -----------
     Total Other Deductions (Income) ...........         (60,612)             109            9,162
Income (Loss) Before Income Taxes and Accounting
  Change .......................................          62,073           21,029          (21,333)
Provision for Income Taxes .....................          (3,200)            (225)            (612)
                                                     -----------      -----------      -----------
Net Income (Loss) ..............................          58,873           20,804          (21,945)
Other Comprehensive Income (Expense), net of tax               0              (95)             321
                                                     -----------      -----------      -----------
Comprehensive Income (Loss) ....................     $    58,873      $    20,709      $   (21,624)
                                                     ===========      ===========      ===========
Weighted Average Shares Outstanding -- Basic ...       8,387,767        8,341,637        8,293,475
Weighted Average Shares Outstanding -- Diluted .       8,671,328        8,556,994        8,293,475
Basic Net Income (Loss) per Share ..............     $      7.02      $      2.49      $     (2.65)
Diluted Net Income (Loss) per Share ............     $      6.79      $      2.43      $     (2.65)


 (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                      COMMON
                                 STOCK, $0.01 PAR
                                       VALUE                    LESS:
                              -----------------------          TREASURY                     ACCUMULATED    RETAINED
                               ISSUED AND  ISSUED AND           STOCK          ADDITIONAL     OTHER        EARNINGS        TOTAL
                              OUTSTANDING OUTSTANDING     ------------------     PAID-IN   COMPREHENSIVE  (ACCUMULATED STOCKHOLDERS'
                                SHARES      AMOUNT        SHARES      AMOUNT     CAPITAL     INCOME        DEFICIT)       EQUITY
                              ----------- -----------     ------      ------     -------     ------        --------       ------

Balance at December 31,
  1999 ...................   8,417,000   $       84      185,052   $   (1,396)  $   92,295   $       (3)  $  (24,734)  $   66,246
  Stock Options Exercised      102,316            2           --           --          472           --           --          474
  Other Incentive Stock
    Option Transactions ..          --           --           --           --          110           --           --          110
  Net Change in Unrealized
    Holding Gain .........          --           --           --           --           --          321           --          321
  Unrealized Gain on Sale
    of Stock By Subsidiary
    (Note 7) .............          --           --           --           --        6,725           --           --        6,725
  Financial Results,
    January 1 to
    December 31, 2000 ....          --           --           --           --           --           --      (21,945)     (21,945)
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
  2000 ...................   8,519,316   $       86      185,052   $   (1,396)  $   99,602   $      318   $  (46,679)  $   51,931
  Stock Options Exercised       67,000           --           --           --          423           --           --          423
  Other Incentive Stock
    Option Transactions ..          --           --           --           --          358           --           --          358
  Net Change in Unrealized
    Holding Gain .........          --           --           --           --           --          (95)          --          (95)
  Financial Results,
    January 1 to
    December 31, 2001 ....          --           --           --           --           --           --       20,804       20,804
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
  2001 ...................   8,586,316   $       86      185,052   $   (1,396)  $  100,383   $      223   $  (25,875)  $   73,422
  Stock Options Exercised      180,934            2           --           --        1,142           --           --        1,144
  Treasury Stock .........    (311,981)          (4)    (185,052)       1,396       (2,844)          --           --       (1,452)
  Other Incentive Stock
    Option Transactions ..          --           --           --           --        2,212           --           --        2,212
  Net Change in Unrealized
    Holding Gain .........          --           --           --           --           --         (223)          --         (223)
  Financial Results,
    January 1 to
    December 31 2002 .....          --           --           --           --           --           --       58,873       58,873
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
  2002 ...................   8,455,269   $       84           --   $       --   $  100,893   $        0   $   32,998   $  133,975
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

 (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                         2002       2001        2000
                                                      ---------  ---------    ------
Net cash flows from operating activities:
  Net Income (Loss) ..............................  $   58,873   $ 20,804    $(21,945)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Equity loss in HoustonStreet investment .....          --        450      11,077
     Depreciation and Amortization ...............       3,134      3,272       4,159
     Amortization of nuclear fuel ................       3,450      4,140       4,791
     Unrealized (gain) loss on firm energy trading
       contracts .................................        (115)   (12,879)     12,232
     Stock compensation expense ..................       2,468        358         110
     Gain on Sale of Seabrook Asset ..............     (59,774)        --          --
     Decommissioning cost accretion ..............       4,105      3,261       3,633
     Decommissioning trust fund income ...........      (1,133)    (1,284)     (1,604)
     (Increase) decrease in accounts receivable ..       5,975    (3,160)      5,550
     (Increase) decrease in materials & supplies .          73         52        (373)
     (Increase) decrease in prepayments and other
       assets ....................................      (2,055)      (258)      1,900
     Increase (decrease) in accounts payable and
       accrued expenses ..........................      (1,195)    (6,580)      7,202
     Increase (decrease) in misc. and other
       liabilities ...............................       1,338      4,441        (917)
                                                    ----------   --------    --------
  Net cash provided by operating activities ......      15,144     12,617      25,815
Net cash flows from investing activities:
  Capital additions ..............................      (1,417)    (1,789)     (2,108)
  Nuclear fuel additions .........................        (753)    (5,017)     (6,803)
  Payments to decommissioning fund ...............      (1,161)    (2,617)     (1,763)
  (Increase) decrease in restricted cash..........        (597)       113         487
  Investment in HoustonStreet ....................           0       (450)     (7,570)
  Seabrook Sale-Net Cash Proceeds.................     108,276         --          --
  Purchases of short-term investments.............     (16,625)         0      (4,025)
  Sales of short-term investments ................      16,329      2,927       1,384
                                                    ----------   --------    --------
  Net cash provided by (used in) investing
      activities ... ..............................    104,052     (6,833)    (20,398)
Net cash flows from financing activities:
  Stock option exercise ..........................       1,142        423         474
  Require capital stock...........................      (1,452)        --          --
                                                    ----------   --------    --------
  Net cash (used in) provided by financing
      activities..................................        (310)       423         474
Net increase in cash and cash equivalents ........     118,886      6,207       5,891
Cash and cash equivalents, beginning of period ...      15,278      9,071       3,180
                                                    ----------   --------    --------
Cash and cash equivalents, end of period .........  $  134,164   $ 15,278    $  9,071
                                                    ==========   ========    ========
Supplemental disclosure of cash flow information
Cash paid for income taxes........................  $1,550,669   $ 26,928    $ 16,056
                                                    ==========   ========    ========

 (The accompanying notes are an integral part of these consolidated financial statements).

                             BAYCORP HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  THE COMPANY

    BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Until November 1, 2002, BayCorp had two principal operating subsidiaries that generated and traded wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook"), until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook (see "Sale of Seabrook Ownership" below.) That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay were exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay had no franchise area or captive customers. The companies sold their power in the competitive wholesale power markets. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp formally dissolved Great Bay and Little Bay.

    Great Bay was incorporated in New Hampshire in 1986 and was formerly known as EUA Power Corporation. Little Bay was incorporated in New Hampshire in 1998. Great Bay sold its power, including its 12.1% share and Little Bay's 2.9% share of the electricity output of the Seabrook Project, in the wholesale electricity market, primarily in the Northeast United States. Little Bay sold its power solely to Great Bay under an intercompany agreement. Neither BayCorp nor Great Bay or Little Bay had operational responsibilities for the Seabrook Project. Great Bay sold all but approximately 10 MWs of its share of the Seabrook Project capacity in the wholesale short-term market. In addition to selling its power generated by Seabrook, Great Bay purchased power on the open market for resale to third parties.

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

    Traditionally, Great Bay sold most of its share of the Seabrook Project electricity output under unit contingent contracts. Under unit contingent contracts, Great Bay was obligated to provide the buyer with power only when the Seabrook Project was operating. In late 1998, Great Bay began to sell some of its electricity as firm power, which entitled the buyer to electricity whether or not the Seabrook Project was operating. Buyers paid a premium for firm power over unit contingent power because they could rely on uninterrupted electricity. In order to supply firm power during unscheduled outages at the Seabrook Project, Great Bay purchased power from the spot market and sold that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay may have had to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bore the primary risk of these price fluctuations, Great Bay maintained insurance in 2001 and 2000 to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. Great Bay had not entered into any firm power contracts for 2002 given the expected sale of the Seabrook Project in 2002. In December 2001, Great Bay negotiated a buyout of the remaining insurance policy it held due to the absence of any firm sales during 2002. Without firm contracts, the insurance was not needed as protection against replacement power costs.

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

    The Seabrook Project was owned by Great Bay, Little Bay and nine other utility companies, consisting of North Atlantic Energy Corporation, Connecticut Light and Power, The United Illuminating Company, Canal Electric Company, Massachusetts Municipal Wholesale Electric Company, New England Power Company, New Hampshire Electric Cooperative, Inc., Taunton Municipal

Lighting Plant and Hudson Light & Power Department (together with Great Bay and Little Bay, the "Participants"). Great Bay, Little Bay and the other Participants were parties to the Agreement for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units (the "JOA"), which established the respective ownership interests of the Participants in the Seabrook Project and defined their responsibilities with respect to the ongoing operation, maintenance and decommissioning of the Seabrook Project. In general, all ongoing costs of the Seabrook Project were divided proportionately among the Participants in accordance with their ownership interests in the Seabrook Project. Each Participant was only liable for its share of the Seabrook Project's costs and not liable for any other Participant's share as ownership interests in the Seabrook Project are several and not joint. Great Bay's and Little Bay's combined joint ownership interest of 15% was the third largest interest among the Participants, exceeded only by the approximately 40% interest held by affiliates of Northeast Utilities ("NU") and the 17.5% interest held by The United Illuminating Company.

    In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC. GBPM was created to hold the purchased power contract that Great Bay has with Unitil Power Corporation ("Unitil") and arrange for the power supply to satisfy the contract. See "Pre-November 2002 and Current Business--Purchased Power Agreements". Effective January 1, 2003, GBPM assumed the Unitil contract and holds the Company's letter of credit established to secure GBPM's obligations under the Unitil contract. BayCorp Ventures, LLC was created to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer.

    BayCorp also owns approximately 46.4% of HoustonStreet Exchange, Inc. ("HoustonStreet"). HoustonStreet was incorporated in Delaware in 1999. HoustonStreet is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

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

    In 2001, HoustonStreet made the decision to downsize its organization and to focus its efforts on its crude oil and refined products trading platforms. HoustonStreet shut down its electricity-trading platform in the second half of 2001. As of March 15, 2003, HoustonStreet had six employees.

B. SALE OF SEABROOK OWNERSHIP

    In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. Under the terms of the agreement, BayCorp would receive the sales price established by the auction process. In the event that the sale yielded proceeds for BayCorp of more than $87.2 million, BayCorp and NU would share the excess proceeds. Should BayCorp's sales proceeds be less than $87.2 million, NU was to make up the difference below that amount on a dollar for dollar basis up to a maximum of $17.4 million. Under the agreement, BayCorp was to be paid separately for nuclear fuel and inventory. The agreement also limited any top-off amount required to be funded by BayCorp for decommissioning as part of the sale process at the amount required by the Nuclear Regulatory Commission ("NRC") regulations.

    In September 2001, the State of New Hampshire Public Utilities Commission (the "Commission" or "NHPUC") in coordination with the State of Connecticut Department of Public Utility Control (the "Department" or "CDPUC") (and together with the NHPUC, the "Commissions") retained JPMorgan to act as its exclusive asset sale manager, financial advisor and auction advisor. The sale was conducted in accordance with New Hampshire Revised Statutes (Annotated) ("RSA") Chapter 369-B and Chapter 29:15, N.H. Laws 2001 (the "NH Acts"), the "Agreement to Settle PSNH Restructuring," executed on September 22, 2000, as approved in NHPUC Docket No. DE 99-099 (the "Settlement Agreement"), and Connecticut General Statutes Section 16-244g (the "CT Act") on behalf of North Atlantic Energy Corporation, The Connecticut Light and Power Company and United Illuminating. In addition to the ownership interests in Seabrook of North Atlantic Energy Corporation, Connecticut Light and Power and United Illuminating, the Commissions authorized JPMorgan to include other minority co-owner interests in the auction process (the "Auction"), and, as indicated below, five additional co-owners, including Great Bay and Little Bay, (the "Sellers") agreed to participate in the auction sale process. Great Bay and Little Bay were the only Sellers that were not public utilities and the only Sellers that had a price support and sharing agreement with another of the Sellers.

    The principal objectives of the Seabrook sale were to ensure that the requirements set forth in the NH Acts, the Settlement Agreement and the CT Act have been satisfied. These requirements include: (i) that the Commission administer a public auction conducted in New Hampshire maximizing the net proceeds realized from the sale in order to mitigate stranded costs and benefit all New Hampshire customers with stranded costs recovery obligations associated with the Seabrook assets (the "Assets"); (ii) that the sale price for Seabrook equals or exceeds the minimum bid prices separately established by the NHPUC and the CDPUC; (iii) that the sale be conducted in accordance with certain divestiture plans (the "Divestiture Plans") filed with the Commissions and in a manner consistent with the public good; (iv) that the buyer is qualified to own and operate the Assets, preserve existing labor agreements and provide certain employee protections; and (v) that the sale results in a net benefit to ratepayers and customers.

    As a result of the Auction, FPL Energy Seabrook, LLC, a subsidiary of FPL Group, Inc., ("FPL Energy Seabrook") agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. The purchase price included the projected fuel and non-fuel inventories at closing and Unit 2 components. The Sellers were responsible for making their then required decommissioning fund top off payments on or before the date of sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed all decommissioning liability for the acquired portion of Seabrook including the requirement that it provide an appropriate future funding assurance subject to the approval of the NDFC. FPL Energy Seabrook provided a parent company guaranty that it will fully fund its ownership share of the projected cost of decommissioning in a manner consistent with New Hampshire statutory requirements. FPL Energy Seabrook will also comply with all employee protections required by New Hampshire law and the Settlement Agreement. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received net cash consideration of approximately $108.3 million for its interests in the Seabrook Project (the "Seabrook Closing"). The Company has funded certain escrows for potential closing adjustments of $3.6 million. These amounts are included in prepayments and miscellaneous current liabilities at December 31, 2002.

    The following unaudited pro forma income statement assumes the disposition of the Seabrook investment occurred on December 31, 2001. The unaudited pro forma financial information is presented for comparative purposes only and is not intended to be indicative of actual results of continuing operations that would have been achieved had the sale been consummated as of December 31, 2001, nor do they purport to indicate results which may be attained in the future.





                                                          Year Ended December 31, 2002
                                                     --------------------------------------
                                                                    Seabrook
                                                                  Investment(1)
                                                      BayCorp       Proforma
                                                     Historical   Adjustments     Pro-Forma
                                                     ----------   ------------    ---------
                                                            (dollars in thousands)
OPERATING REVENUES
  Sales                                               $48,788     ($42,815)         $5,973
OPERATING EXPENSES
  Production                                           21,089      (21,089)              0
  Transmission                                            845         (845)              0
  Unrealized Gain on Energy Contracts                    (115)           0            (115)
  Purchased Power                                       4,706            0           4,706
  Admin & General                                      11,616       (3,662)          7,954
  Decommissioning Cost Accretion                        4,105       (4,105)              0
  Decommissioning Trust Fund Income                    (1,133)       1,133               0
  Depreciation and Amortization                         3,134       (3,134)              0
  Taxes other than Income                               3,080       (2,987)             93
                                                     --------    ---------        --------
     Total Operating Expenses                          47,327      (34,689)         12,638
OPERATING INCOME (LOSS)                                 1,461        8,126          (6,665)
OTHER (INC) DEC
  Interest and Investment Income                         (883)           0            (883)
  Gain on Sale of Seabrook Asset                      (59,774)      59,774               0
  Other Expense                                            45          (45)              0
                                                     --------    ---------        --------

                                                         Year Ended December 31, 2002
                                                   ----------------------------------------
                                                    BayCorp      Seabrook
                                                   Historical   Investment(1)    Pro-Forma
                                                   ----------   -------------   -----------
                                                             (dollars in thousands)
     Total Other Deductions                           (60,612)      59,729            (883)
INCOME (LOSS) BEFORE TAXES                             62,073      (67,855)         (5,782)
     Income Tax Expense                                (3,200)       3,200               0
                                                     --------    ---------       ---------
NET INCOME (LOSS)                                     $58,873     ($64,655)        ($5,782)
Weighted Average Shares Outstanding - Basic         8,387,767                    8,387,767
Weighted Average Shares Outstanding - Diluted       8,671,328                    8,387,767
Basic Net Income (Loss) per share                       $7.02                       ($0.69)
Diluted Net Income (Loss) per share                     $6.79                       ($0.69)

--------
(1) Pro forma income statement amounts represent short term sales and sales under the Unitil contract along with related purchased power. The Admin & General expenses represent the costs incurred by BayCorp to manage its investment in Seabrook. Pro forma results do not consider the cost reductions which would be required if the Company no longer held its Seabrook investment. Pro forma results also do not include assumed earnings on the proceeds from the sale of Seabrook.

C.  REGULATION

    Great Bay and Little Bay were and GBPM is subject to the regulatory authority of the Federal Energy Regulatory Commission ("FERC"), the NRC, the NHPUC and other federal and state agencies as to rates, operations and other matters. Great Bay's and Little Bay's cost of service, however, is not regulated. As such, Great Bay's, Little Bay's and GBPM's accounting policies were and are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

F.  DEPRECIATION

    Utility plant was depreciated on the straight-line method at rates designed to fully depreciate all depreciable properties over the lesser of estimated useful lives or the Seabrook Project's remaining NRC license life, which expires in 2026.

    Capital projects constituting retirement units were charged to electric plant. Minor repairs were charged to maintenance expense. When properties were retired, the original costs, plus costs of removal, less salvage, were charged to the accumulated provision for depreciation.

G.  AMORTIZATION OF NUCLEAR FUEL

    The cost of nuclear fuel was amortized to expense based on the rate of burn-up of the individual assemblies comprising the total core. Great Bay and Little Bay also provided for the cost of disposing of spent nuclear fuel at rates specified by the United States Department of Energy ("DOE") under a contract for disposal between Great Bay and Little Bay, through their managing agent North Atlantic Energy Service Corporation ("NAESCO"), and the DOE.

H.  AMORTIZATION OF MATERIALS AND SUPPLIES

    Great Bay and Little Bay amortized to expense an amount designed to fully amortize the cost of the material and supplies inventory that is expected to be on hand at the expiration of the Plant's NRC operating license.

I.  DECOMMISSIONING

    Based on the Financial Accounting Standards Board's ("FASB") tentative conclusions, reflected on the February 7, 1996, Exposure Draft titled "Accounting for Certain Liabilities Related to Closure and Removal of Long-Lived Assets" Great Bay and Little Bay have historically recognized as a liability their proportionate share of the present value of the estimated cost of Seabrook Project decommissioning. For Great Bay, the initial recognition of this liability was capitalized as part of the Fair Value of the Utility Plant at November 23, 1994. For Little Bay, the amount was provided for in the purchase price allocation.

    New Hampshire enacted a law in 1981 requiring the creation of a state-managed fund to finance decommissioning of any nuclear units in the state. The Seabrook Project's decommissioning estimate and funding schedule is subject to review each year by the New Hampshire Nuclear Decommissioning Financing Committee ("NDFC"). This estimate is based on a number of assumptions. Changes in assumptions for such things as labor and material costs, technology, inflation and timing of decommissioning could cause these estimates to change, possibly materially, in the near term. During November 2001, the NDFC issued an order which established a decommissioning funding schedule in anticipation of the sale of a majority of the ownership interests in Seabrook. The NDFC set an accelerated funding schedule for the years 2002 through 2006. For the years 2007 and beyond, the funding schedule assumed contributions will be made until 2026. The order also established the requirement for a lump sum "top-off" payment at the transfer of Seabrook to a new owner, which would result in a total decommissioning fund balance that meets the funding requirements of the NDFC. The Sellers paid their shares of the top-off amount which for Great Bay and Little Bay in the aggregate was $5,668,443.

    The Staff of the Securities and Exchange Commission ("SEC") has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations and joint owners in the financial statements of these entities. In response to these questions, the FASB agreed to review the accounting for nuclear decommissioning costs. On February 17, 2000 the FASB issued a "Revision of Exposure Draft issued February 7, 1996, Proposed Statement of Financial Accounting Standards: Accounting for Obligations Associated with the Retirement of Long-Lived Assets." On June 30, 2000, the respective proposed statement was issued by the FASB. In August 2001, the FASB approved the issuance of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Retirement Obligations." SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Great Bay's and Little Bay's accounting for decommissioning was based on the FASB's original tentative conclusions. The new statement requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred, and that the amount of the liability resulting from (a) the passage of time and (b) revisions to either the timing or amount of estimated cash flows should also be recognized. The new statement also requires that, upon initial recognition of a liability for an asset retirement obligation, an entity capitalize that cost by recognizing an increase in the carrying amount of the related long-lived asset.

    The new statement requires the initial measurement of the liability to be based on fair value, where the fair value is the amount that an entity would be required to pay in an active market to settle the asset retirement obligation in a current transaction in circumstances other than a forced liquidation or settlement. Because in most circumstances, a market for settling asset retirement obligations does not exist, the FASB described an expected present value technique for estimating fair value. If the new statement was adopted, Great Bay's and Little Bay's decommissioning liability and annual provision for decommissioning accretion could change relative to 2001. The new statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. Due to the sale of Seabrook assets and the dissolution of Great Bay and Little Bay this new statement will have no impact on the consolidated financial statements.

    Great Bay and Little Bay, based on the initial exposure draft, recognized a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to December 31, 2001, represented a liability of $85.5 million reflected in the accompanying balance sheet. In accordance with the original exposure draft, the company's wholly-owned subsidiaries recorded any adjustments to the decommissioning liability due to changes in estimates in the utility plant account. As of December 31, 2002, the decommissioning liability was $0 as a result of the sale of Seabrook and the buyer's assumption of all decommissioning liability on November 1, 2002.

    Great Bay and Little Bay accreted their share of the Seabrook Project's decommissioning liability. The accretion is a non-cash charge and recognizes their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $4,105,000, $3,261,000 and $3,633,000 for the years ended December 31, 2002, 2001 and 2000.

    Funds collected by Seabrook for decommissioning are deposited in an external irrevocable trust pending their ultimate use. The earnings on the external trusts also accumulate in the fund balance. The trust funds are restricted for use in paying the decommissioning of Unit 1. The investments in the trust are available for sale. Great Bay and Little Bay had therefore reported their investment in trust fund assets at market value and any unrealized gains and losses are reflected in equity. There was an unrealized holding gain of $222,700 as of December 31, 2001 that was realized in 2002.

J.  OPERATING REVENUES

    Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 2002, two customers accounted for 46% and 37% of total operating revenues. For the year ended December 31, 2001, three customers accounted for 32%, 16% and 15% of total operating revenues. For the year ended December 31, 2000, four customers accounted for 17%, 15%, 14% and 13% of total operating revenues.

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

    All other short-term investments with a maturity of greater than three months are classified as available-for-sale and reflected as a current asset at market value. Changes in the market value of such securities are reflected in equity. There were no short-term investments, and accordingly no unrealized gains or losses on short term investments, as of December 31, 2002 and as of December 31, 2001. The cost of short-term investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of operations. The net realized gain is recorded as a component of interest and dividend income. The net realized loss on the sale of available-for-sale investments of $296,200 in 2002 resulted from gross realized gains of $50,000 and gross realized losses of $346,200. The net realized gain on the sale of available-for-sale investments of $12,400 in 2001 resulted from gross realized gains of $19,400 and gross realized losses of $7,000. The net realized loss on the sale of available-for-sale investments of $38,600 in 2000 resulted from gross realized gains of $12,500 and gross realized losses of $51,100

M.  SEABROOK UNIT 2

    Since the Seabrook Project was originally designed to consist of two generating units, Great Bay and Little Bay also owned a combined 15% joint ownership interest in Seabrook Unit 2. Great Bay and Little Bay assigned no value to Seabrook Unit 2 because on November 6, 1986, the joint owners of the Seabrook Project voted to dispose of Unit 2. Thereafter, Great Bay wrote off its investment in Unit 2. Little Bay had no investment in Unit 2. Certain assets of Seabrook Unit 2 have been sold from time to time to third parties. However, there have been no material sales of Unit 2 assets since July 1996.

    Because Seabrook Unit 2 was never completed or operated, costs associated with its disposition are not included in the amounts collected for the decommissioning of Unit 1 and the common facilities. Great Bay and Little Bay paid their share of monthly expenses required to preserve and protect the value of the Seabrook Unit 2 components. Any sales of Unit 2 property or inventory were reflected in other income as gains on the sale or transfer of assets. Transfers of Unit 2 items to Unit 1 were done at the historical basis of Unit 2 property or components. Seabrook Unit 2 was sold as part of the sale of the Seabrook Project in 2002. The Participants in Seabrook Unit 1 and Unit 2 agreed to contribute their pro-rata share of $2 million to an escrow account for the development and performance of a plan to mitigate the visual impact of Unit 2. Great Bay and Little Bay made their pro-rata contribution to this escrow account at the time of the Seabrook Closing.

N.  SEABROOK OUTAGE COSTS

    The Company's operating results and the comparability of these results on an interim and annual basis were directly impacted by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay and Little Bay had no electricity for resale from the Seabrook Project and consequently no related revenues. Therefore the impact of outages on the Company's and Great Bay's and Little Bay's results of operations and financial position were materially adverse.

    Great Bay and Little Bay accrued for the incremental costs of the Seabrook Project's scheduled outages over the periods between those outages. However, Great Bay and Little Bay continued to expense the normal Seabrook operating and maintenance expenses as incurred. Therefore, the Company incurred losses during scheduled outage periods as a result of the combination of the lack of revenue and the recognition of normal recurring operation and maintenance costs as well as the continuing depreciation of the utility plant. At the Seabrook Project, a scheduled refueling outage began on May 4, 2002. Seabrook resumed full operating capacity on June 6, 2002. The 2002 outage cost approximately $32 million. The Company's share was approximately $4.8 million.

O.  SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. In 2002, the Company operated only in the electric generating segment in the Northeast United States.

P.  EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing net earnings by the weighted number of common shares outstanding for all periods presented. Diluted earnings (loss) per share reflects the dilutive effect of shares under option plans. Potentially dilutive shares outstanding during 2000 were excluded from dilutive earnings (loss) per share because their effect would be antidilutive.

    Based on an average market price of common stock of $14.74 per share for the year ended December 31, 2002, $9.11 per share for the year ended December 31, 2001 and $11.35 per share for the year ended December 31, 2000, the following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding.

                                                                        DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                                           2002           2001          2000
                                                                       -------------  ------------- -------------
            Weighted average number of common shares outstanding
              and used in basic EPS calculation..............            8,387,767      8,341,637     8,293,475
            Weighted average number of common shares outstanding
              and used in diluted EPS calculation............            8,671,328      8,556,994     8,293,475
            Shares under option plans, excluded in computation
            of diluted EPS due to antidilutive effects.......                   --             --       276,296


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

                                                        UNREALIZED    ACCUMULATED OTHER
                                                      GAINS (LOSSES)    COMPREHENSIVE
                                                       ON SECURITIES       INCOME
                                                      --------------  -----------------
            Twelve Months Ending December 31, 1999
              Beginning Balance...................      $   (3,000)         $  (3,000)
              2000 Change.........................         321,032            321,032
                                                        ----------          ---------
            December 31, 2000.....................         318,032            318,032
              2001 Change.........................         (95,340)           (95,340)
                                                        ----------          ---------
            December 31, 2001.....................      $  222,692          $ 222,692


                                            UNREALIZED    ACCUMULATED OTHER
                                          GAINS (LOSSES)    COMPREHENSIVE
                                           ON SECURITIES       INCOME
                                           -------------       ------
  2002 Change.........................        (222,692)        (222,692)
                                            ----------        ---------
December 31, 2002.....................      $        0        $       0
                                            ==========        =========


R.  RECLASSIFICATIONS

    Certain reclassifications have been made in prior years' financial statements to conform to classifications and presentation used in the current year.

S.  PRINCIPLES OF CONSOLIDATION

    The Consolidated Financial Statements include the accounts of the Company and all its majority-owned and controlled subsidiaries. The Company had a 15% joint ownership interest in Seabrook, a 1,150 megawatt nuclear generating unit. The Company recorded in its financial statements its proportional share of Seabrook's assets, liabilities and expenses. The Company applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions. At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2000 and as of December 31, 2001, the Company owned 45.9% of HoustonStreet. As of December 31, 2002, the Company owned 46.4% of HoustonStreet. Of the 54.6% of HoustonStreet that is not owned by the Company, approximately 3.1% is owned by Elliott Associates L.P. and approximately 1.9% is owned by Omega Advisors Inc., both of whom were 5% or more shareholders of the Company. The remaining 48.6% is owned by unrelated parties. As a result of the above decrease in ownership, during 2000, the Company deconsolidated HoustonStreet. At December 31, 2000, December 31, 2001 and at December 31, 2002, the Company accounts for this investment on the equity method. The Company has an agreement with HoustonStreet under which it is providing certain accounting and administrative services to HoustonStreet for the periods April 1999 to December 2001 and for the calendar year 2002. Income related to such services was $60,000 for the year ended December 31, 2002, $165,000 for the year ended December 31, 2001 and $641,400 for the year ended December 31, 2000.

T.  LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF.

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," required that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of the recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. This statement required that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," which replaces SFAS No. 121. This new statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 regarding recognition/measurement of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, asset write-downs from discontinuing a business segment will be treated the same as other assets held for sale. The new statement also broadens the financial statement presentation of discontinued operations to include the disposal of an asset group (rather than a segment of a business segment). SFAS No. 144 was effective beginning January 1, 2002. The adoption by the Company did not have a significant impact on its financial position or results of operations.


U. FAIR VALUE OF FINANCIAL INSTRUMENTS.

    The estimated fair value of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:

                                              2002                                  2001
                                 -------------------------------      ---------------------------------
                                 Carrying Amount      Fair Value      Carrying Amount        Fair Value
                                 ---------------      ----------      ---------------        ----------
Cash & Cash Equivalents ..          $134,164          $134,164          $ 15,278          $ 15,278
Restricted Cash - Escrow .             2,500             2,500             1,903             1,903
Accounts Receivable ......               316               316             6,291             6,291
Decommissioning Trust Fund                --                --            32,048            32,048
Energy Trading Contracts .             2,184             2,184                --                --

The carrying amounts approximate fair value because of the short maturity of these instruments.

L. DETAIL OF MISCELLANEOUS CURRENT LIABILITIES

    Miscellaneous current liabilities consisted of the following as of December 31, 2002 and 2001:

                                                    2002            2001
                                                   ------          ------
Unrealized Loss on Firm Forward Contracts          $   --          $    8
Accrued Seabrook Costs ..................           3,594             900
Accrued Outage Costs ....................           3,336               0
Accrued Taxes ...........................           2,341             617
Accrued Other ...........................             198             681
                                                   ------          ------
                                                   $6,141          $5,534
                                                   ======          ======

2.  TAXES ON INCOME

    The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000:

                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                    2002             2001            2000
              ---------------  ---------------  -----------------
                           (DOLLARS IN THOUSANDS)
Federal
  Current.         $   --           $  --           $    50
  Deferred             --              --                --
                   ------           -----           -------
                   $   --           $  --           $    50
                   ======           =====           =======
State
  Current.         $3,200           $ 225           $   562
  Deferred             --              --                --
                   ------           -----           -------
                   $3,200           $ 225           $   612
                   ======           =====           =======


    Accumulated deferred income taxes consisted of the following at December 31, 2001 and 2000:

                                             2002         2001
                                           --------     --------
                                          (DOLLARS IN THOUSANDS)
Assets
  Net operating loss carryforwards....     $ 52,100     $ 71,212
  Decommissioning expense.............            -       33,354
  Unfunded pension expense............            -        2,765
  Accrued outage expense..............            -        1,301
  Inventory...........................            -          511
  Other, net..........................          471          392
Liabilities
  Utility plant.......................            -      (36,041)
                                           --------     --------
Accumulated deferred income tax asset.       52,571       73,494
Valuation allowance...................      (52,571)     (73,494)
                                           --------     --------
Accumulated deferred income tax asset,
net...................................      $     --     $     --
                                            ========     ========

    The federal income tax provision set forth above represents 0% of pre-tax loss in the years ended December 31, 2002, 2001 and 2000. The following table reconciles the statutory federal income tax rate to those percentages:

                                                    DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                                        2002          2001           2000
                                                   ------------- -------------  ---------
                                                            (DOLLARS IN THOUSANDS)
Income (Loss) before taxes.....................       $62,073       $ 21,029       $(21,333)
Federal statutory rate.........................            34%            34%           34%
Federal income tax liability (benefit) at
statutory Levels...............................        21,105          7,150        (7,253)
Decrease (increase) from statutory levels State
tax net
  of federal tax benefit.......................         3,200            225           562
  Valuation allowance..........................       (24,305)        (7,328)        7,242
  Alternative minimum tax......................            --             --            50
  Other........................................            --            (47)          (24)
                                                      -------       ---------      -------
Total Provision................................       $    --       $     --       $    50
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

    For federal income tax purposes, as of December 31, 2002, the Company had net operating loss carry forwards ("NOLs") of approximately $153 million, which are scheduled to expire between 2004 and 2019. Because the Company has experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on the ability of the Company to use $97 million of these carryforwards. The Company estimated that the annual limitation on the use of $97 million of the Company's NOLs is approximately $5.5 million per year. Any unused portion of the $5.5 million annual limitation applicable to the Company's restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Changes in ownership occurring in 2003 could result in further limitation, including a complete limitation on its ability to utilize its NOLs. Whether the Company incurs an ownership change under Section 382 is not within the Company's control and there can be no assurance that such a change and resulting loss of the Company's ability to utilize its NOLs will not occur.

3.  ENERGY MARKETING

    The Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. It currently utilizes firm forward and spot purchases to maximize the value of the Unitil contract. The net unrealized gain on trading activities for the year ended December 31, 2002 was $115,300 and is included in the accompanying consolidated statement of operations for 2002. The Company had not entered into any forward firm energy trading contracts as of December 31, 2001. As a result, as of December 31, 2001, the Company had no unrealized loss or gain on the mark-to-market of forward firm energy trading contracts recorded in accrued expenses. The net change in unrealized gain on trading activities for the year ended December 31, 2001 was $12,879,000 and is included in the accompanying consolidated statement of operations for 2001. As of December 31, 2000, the Company had a net unrealized loss of approximately $12,879,000 recorded in accrued expenses. The net change in unrealized loss on trading activities for the year ended December 31, 2000 was $12,232,000 and is included in the accompanying consolidated statement of operations for 2000.

4.  PURCHASED POWER AGREEMENTS

    Great Bay was party to a purchased power contract, dated as of April 1, 1993 (the "Unitil Purchased Power Agreement"), with Unitil Power Corporation ("Unitil") that provided for Great Bay to sell to Unitil 0.8696% of the energy and capacity of Seabrook, approximately 10 MW. The Unitil Purchased Power Agreement commenced on May 1, 1993 and was to run through October 31, 2010. The price for power was subject to increase in accordance with a formula that provided for adjustments at less than the actual rate of inflation. Unitil had an option to extend the Unitil Purchased Power Agreement for an additional 12 years until 2022.

    To secure the obligation of Great Bay under the Unitil Purchased Power Agreement to pay damages in the event of a default by Great Bay, the Unitil Purchased Power Agreement granted Unitil a "Third Mortgage" on Great Bay's interest in the Seabrook Project. The Third Mortgage was subject and subordinate to (i) senior mortgages and security agreements securing Great Bay's indebtedness to lenders in an aggregate amount not to exceed $80,000,000 and
(ii) other mortgages that may be granted by Great Bay to other purchasers of power from Great Bay to secure a Balance Account or similar obligation.

    In anticipation of the Seabrook Sale, the Unitil Purchased Power Agreement was amended as of November 1, 2002. The amendment primarily modifies the existing power supply contract to reduce the amount of power delivered to 9.06 megawatts, reduce the price that Unitil pays for power to $50.34 per megawatt hour, and provide that Great Bay will supply the power regardless of whether Seabrook is providing the power. The amendment also provides alternative security for Unitil's benefit, to replace and discharge the Third Mortgage that secured Great Bay's performance of the contract. In connection with the amended contract, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should the Company default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval. Great Bay has assigned the Unitil Purchased Power Agreement to GBPM.

    This contract meets the definition of an energy trading contract under EITF 98-10 and 00-17. In accordance with the FASB's Emerging Issues Task Force interpretation 02-03 the inception gain (initial value of $2.1 million) on the contract has been deferred and will be recognized over the life of the contract. As of December 31, 2002 the fair value of the contract was $2.2 million. The deferred gain on the contract is $2.1 million. Both of these amounts are reflected in the Company's balance sheet.

    Great Bay and Little Bay were parties to a power sales agreement dated as of November 19, 2001 under which Little Bay sold at cost, and Great Bay purchased, all of the output of the portion of Seabrook owned by Little Bay. This agreement was a unit power sale agreement. Accordingly, when all or part of Little Bay's interest in Seabrook was not producing electricity, the obligation of Little Bay to sell (and of Great Bay to purchase) was proportionately eliminated. The agreement was terminated as of November 1, 2002.

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

5.  STOCK OPTION PLAN

    On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "1996 Plan"), which received shareholder approval at the Company's annual meeting on April 16, 1996. On May 2, 2001 the Board of Directors of the Company established the 2001 Non-Statutory Stock Option Plan (the "2001 Plan"), which received shareholder approval at the Company's annual meeting on April 24, 2002. The purpose of these plans is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company's future growth and success. Options granted pursuant to the 1996 Plan may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or nonstatutory options, which are not intended to meet the requirements of Section
422. Options granted pursuant to the 2001 plan will be non-statutory options that are not intended to meet the requirements of Section 422 of the Internal Revenue Code. The 1996 Plan and the 2001 Plan are administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to shareholder approval in certain instances in the case of the 1996 Plan.

    The Company accounts for the plans under Accounting Principles Board Opinion No. 25, and as such no compensation cost is recognized on options that are granted at fair market value and that have not been modified.

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

    In October 2001, the Company issued 240,000 non qualified options pursuant to the 2001 Non Statutory Stock Option Plan. These options have an exercise price of $9.05 and vested only upon the completion of the sale of the Seabrook Project. In accordance with APB 25 and FIN 44 compensation expense has been recorded with respect to these options.

    In March 2002, the Company issued loans of $756,029 to its President, Frank Getman, and a director, John Tillinghast, in order for them to exercise 150,384 options for common stock. These loans had limited recourse and were repaid in November 2002. The options that were exercised were part of the above repricing.

    FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), effective July 1, 2000 and applied prospectively, (except for direct or indirect option repricings and the definition of an employee in which case the effective date is December 15, 1998), addresses compensation issues regarding the definition of an employee, modifications to plan awards, changes in grantee status, business combinations and share repurchase features. For transactions subject to the December 15, 1998 effective date, no compensation expense is recognized for the period between December 15, 1998 and July 1, 2000. FIN 44 requires variable accounting when direct or indirect reductions of the exercise price occur. In accordance with APB 25 and FIN 44, the Company recorded compensation expense related to the repriced and contingent options and the accelerated options of $2,467,700, $358,000 and $110,000 for 2002, 2001 and 2000, respectively.

    In April 2002, the Company issued 80,000 options to management under the 2001 plan. The options have an exercise price of $12.22.

    Had compensation cost for these Plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                                2002       2001      2000
                                              --------  ---------  ------
Net Income (Loss): As Reported............    $58,873   $  20,804  $(21,945)
     Pro Forma............................     58,220      18,517   (23,056)
Earnings (Loss) Per Share (Basic): As
Reported..................................    $  7.02   $    2.49  $  (2.65)
     Pro Forma............................       6.94        2.22     (2.78)
Earnings (Loss)Per Share (Diluted): As
Reported..................................    $  6.79   $    2.43  $  (2.65)
     Pro Forma............................       6.71        2.16     (2.78)

A summary of the Company's stock option plan at December 31, 2002, 2001 and 2000, and changes during the years then ended, is presented in the table and narrative below:

                                           2002                 2001                2000
                                     ------------------  ------------------  --------------------
                                               WEIGHTED            WEIGHTED              WEIGHTED
                                                AVERAGE             AVERAGE               AVERAGE
                                               EXERCISE            EXERCISE              EXERCISE
                                     SHARES      PRICE   SHARES      PRICE    SHARES       PRICE
                                     ------      -----   ------      -----    ------       -----
Outstanding at beginning
   of  year................        1,046,701    $ 7.39    711,001    $ 6.14    700,917     $ 5.36
Granted....................           80,000    $12.22    410,500    $ 9.30    132,400     $ 9.40
Exercised..................         (180,934)   $ 4.91    (67,000)   $ 6.31   (102,316)    $ 5.01
Forfeited..................               --                   --              (20,000)    $ 4.75
Expired....................               --               (7,800)                  --
Outstanding at end of year.          945,767    $ 8.33  1,046,701    $ 7.39    711,001     $ 6.14
Exercisable at end of year.          902,434    $ 8.20    682,034    $ 7.24    571,668     $ 5.86
Weighted average fair value of
  options granted..........                     $12.22               $ 7.06                $ 6.85

    The following table summarizes information concerning outstanding and exercisable options at December 31, 2002, 2001 and 2000:

                                              WEIGHTED
                                              EXERCISE
                                              REMAINING    WEIGHTED               WEIGHTED
                              NUMBER         CONTRACTUAL   AVERAGE      NUMBER    AVERAGE
                           OF SHARES             LIFE      EXERCISE   OF SHARES   EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING          IN YEARS      PRICE   EXERCISABLE    PRICE
------------------------  -----------        -----------   --------  -----------  --------
2002
$2.88 - $4.32                  40,000               3.3      $2.88      40,000      $ 2.88
------------------------- ------------ ----------------- ---------- -----------   ---------
$4.33 - $6.50                 120,167               2.8      $4.74     120,167      $ 4.74
------------------------- ------------ ----------------- ---------- -----------   ---------
$6.51 - $9.74                 545,100               4.8      $8.25     535,100      $ 8.32
------------------------- ------------ ----------------- ---------- -----------   ---------
$9.75 - $12.69                240,500               5.1      $4.62     207,167      $11.13
------------------------- ------------ ----------------- ---------- -----------   ---------
Total                         945,767               4.4      $6.65     902,434      $ 8.25
------------------------- ------------ ----------------- ---------- -----------   ---------
2001
------------------------- ------------ ----------------- ---------- -----------   ---------
$2.88 - $4.32                  40,000               4.3      $2.88      40,000       $2.88
------------------------- ------------ ----------------- ---------- -----------   ---------
$4.33 - $6.50                 300,601               1.8      $4.84     300,601       $4.84
------------------------- ------------ ----------------- ---------- -----------   ---------
$6.51 - $9.74                 545,600               5.8      $8.25     230,933       $7.69
------------------------- ------------ ----------------- ---------- -----------   ---------
$9.75 - $12.69                160,500               6.3     $10.40     110,500      $10.47
------------------------- ------------ ----------------- ---------- -----------   ---------
Total                       1,046,701               4.7      $7.39     682,034       $6.60
------------------------- ------------ ----------------- ---------- -----------   ---------
2000
------------------------- ------------ ----------------- ---------- -----------   ---------
$2.88 - $4.32                  40,000               5.3      $2.88      40,000       $2.88
------------------------- ------------ ----------------- ---------- -----------   ---------
$4.33 - $6.50                 316,601               2.7      $4.82     316,601       $4.82
------------------------- ------------ ----------------- ---------- -----------   ---------
$6.51 - $9.74                 337,600               5.1      $7.55     198,267       $7.72
------------------------- ------------ ----------------- ---------- -----------   ---------
$9.75 - $12.69                 16,800               3.9     $12.69      16,800      $12.69
------------------------- ------------ ----------------- ---------- -----------   ---------
Total                         711,001               4.0      $6.19     571,668       $5.86
------------------------- ------------ ----------------- ---------- -----------   ---------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001 and 2000 respectively: weighted average risk-free interest rates of 4.9, 4.9 and 6.4 percent, expected dividend yields of 0 % and expected lives of seven years and expected volatility of 47%, 67% and 71%, respectively.

6.  COMMITMENTS AND CONTINGENCIES

    BayCorp and its wholly owned subsidiaries currently lease office space under noncancelable operating leases. Rental expense under operating lease agreements for the years ended December 31, 2002, 2001 and 2000 was $81,144, $101,325 and $78,747, respectively.

    Future minimum commitments for operating leases as of December 31, 2002 are as follows:


    YEAR ENDING      OPERATING LEASES
------------------   ----------------
December 31, 2003.       $ 61,800


7.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

    HoustonStreet raised additional capital in 2000 to fund its development and operations. In February 2000, HoustonStreet raised $11,0000,000 in cash by issuing 4,814,815 shares of common stock at $0.415 per share and 2,400,001 shares of Series A preferred stock at $3.75 per share. The Company's ownership in HoustonStreet at the end of February 2000 was 58.1%. In March 2000, HoustonStreet raised $5,600,005 in cash by issuing 266,667 shares of its common stock at $3.75 per share and 1,226,668 shares of Series A preferred stock at $3.75 per share. The Company's ownership in HoustonStreet at the end of March 2000 was 53.5%. In April 2000, HoustonStreet raised $13,500,000 by issuing 133,334 shares of Series A preferred stock at $3.75 per share and 1,083,334 shares of Series B preferred stock at $12.00 per share. The Company's ownership in HoustonStreet at the end of April 2000 was 50.2%. In May 2000, HoustonStreet received approximately $4,998 from the exercise of an employee stock option. The Company's ownership in HoustonStreet at the end of May 2000 was 50.0%. On December 4, 2000, HoustonStreet signed an agreement with Enron Net Works LLC to have electricity and natural gas prices that are posted on EnronOnline automatically posted on HoustonStreet. HoustonStreet issued Enron 1,781,043 shares of common stock in exchange for this agreement. As a result, as of December 4, 2000, the Company's ownership in HoustonStreet was 45.9%. The Company reflected its proportionate share of subsidiary equity resulting from the additional equity raised by HoustonStreet as a capital transaction in accordance with SEC Staff Accounting Bulletin Topic 5:H. These sell down gains resulted in an unrealized gain for 2000 of approximately $6.7 million recorded as additional paid in capital in the accompanying statement of changes in shareholders' equity.

    As a result of its capital raising activities in 2000, on December 4, 2000 HoustonStreet sold an amount of its own stock such that BayCorp no longer had majority ownership in or control over HoustonStreet. In 2000, the Company recorded its portion of the operating losses for the period during which the Company owned more than 50% of HoustonStreet. The loss for this period was $22,258,967. As of December 4, 2000, the Company deconsolidated HoustonStreet and started accounting for this investment on the equity method effective for the full year ended December 31, 2000. The Company's equity method investment upon deconsolidation was negative (HoustonStreet's losses exceeded the Company's investment in HoustonStreet) and the Company wrote its investment to zero. At the point of deconsolidation, the Company's investment balance was approximately negative $11.2 million. As BayCorp had no obligation to fund HoustonStreet, a gain was recognized when HoustonStreet was deconsolidated. As a result of all of the above, an equity loss in investment of $11,077,000 was reflected in the Company's 2000 financial statements.

                                                                        Balance Sheet
                                                                       Reconciliation
                                                                       --------------
Carrying Value at December 31, 1999..............................      $(3,216,957)
Company's Sell Down Gains........................................        6,725,185
Company's Equity in HoustonStreet Loss as of December 4, 2000....      (22,258,967)
Loan to HoustonStreet............................................        7,000,000
Receivable due from HoustonStreet................................          569,766
                                                                       -----------
Carrying Value at December 4, 2000...............................      (11,180,973)
Gain on Deconsolidation at December 4, 2000......................       11,180,973
                                                                       -----------
Carrying Value at December 31, 2000..............................      $         0
                                                                       ===========


                                                                        Income Statement
                                                                         Reconciliation
                                                                        ----------------
Company's Equity in HoustonStreet Loss as of December 4, 2000....        $(22,258,967)
Gain on Deconsolidation at December 4, 2000......................          11,180,973
                                                                         ------------
Company's Equity in HoustonStreet Loss as of December 31, 2000...        $(11,077,994)
                                                                         ============

    In June 2001, HoustonStreet issued 426,667 shares of its common stock to settle amounts owed to a creditor of HoustonStreet. The Company's ownership in HoustonStreet at the end of June 2001 was 45%. In December 2001, HoustonStreet cancelled 850,521 shares of common stock previously issued to Enron in 2000. Enron terminated the agreement between HoustonStreet and Enron based on allegations that HoustonStreet had defaulted under the agreement. The agreement provided for the cancellation of certain shares upon this termination by Enron. HoustonStreet believes that Enron wrongfully terminated its agreement with HoustonStreet and is pursuing its rights and remedies under the contract. Also in December 2001, HoustonStreet repurchased 281,650 shares of Series A preferred stock from certain investors for $3.00. The Company's ownership in HoustonStreet at the end of December 2001 was 47.5%. The Company's ownership in HoustonStreet at the end of December 2002 was 46.4%.

    Under the equity method in 2001, the Company did not recognize HoustonStreet operating losses as the Company was no longer a majority owner and did not have voting control of HoustonStreet. In March 2001, the Company loaned an additional $450,000 in cash to HoustonStreet as part of a senior secured debt financing. The secured creditors, including BayCorp, have a first priority secured interest in all of HoustonStreet's assets. The Company recorded this loan as an equity loss in HoustonStreet in 2001 because it was uncertain if and when this amount would be recovered given the termination of the agreement with Enron that followed in June 2001. The table below reflects the pro rata portion of operating losses attributable to BayCorp's interest in HoustonStreet for 2002, 2001 and 2000.

HoustonStreet                                   2002               2001                2000
                                            -----------        -------------       -----------
Total assets...........................     $   585,238       $  1,256,362        $ 11,958,624
Total liabilities......................      12,558,312         14,784,077          15,395,770
Net sales..............................       1,689,906            523,393           1,899,498
Net income (loss)......................       1,383,376        (40,046,837)        (14,936,899)
Company's equity in net loss...........         641,886        (22,258,967)         (6,856,037)


    As of December 31, 2001, HoustonStreet had ceased operation of its electricity trading platform and focused exclusively on its crude oil and refined products trading platform. The Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet.

8.  SUBSEQUENT EVENTS

    Issuer Tender Offer.

    On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its Common Stock at a price of $14.85 per share (the "Tender Offer" or "Offer"). The Company disclosed in the Offer to Purchase mailed to shareholders that the Board may decide to reduce the number of shares purchased in the Offer to preserve the Company's ability to use its approximately $90 million in net operating loss ("NOL") carryforwards. The Offer was scheduled to expire on March 3, 2003.

    On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's approximately $97 million in NOL carryforwards, the Board determined and announced that it would not exercise its discretion to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company also announced that its Board of Directors will consider proposing the dissolution and liquidation of the Company for approval at a meeting of shareholders called for that purpose. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide shareholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. At the extended expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options tendered for repurchase and cancellation) and the Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. As a result, as of March 24, 2003 the Company had 683,316 fully diluted shares and cash and cash equivalents of approximately $11,800,000.

THE FOLLOWING REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS IS A COPY OF THE PREVIOUSLY ISSUED ARTHUR ANDERSEN LLP REPORT ON HOUSTONSTREET EXCHANGE, INC. ARTHUR ANDERSEN LLP HAS NOT REISSUED THIS REPORT.

HOUSTONSTREET EXCHANGE, INC.

Consolidated Financial Statements
as of December 31, 2000 and 1999
Together with Auditors' Report


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
HoustonStreet Exchange, Inc.:

    We have audited the accompanying consolidated balance sheets of HoustonStreet Exchange, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 2000 and for the period from inception (April 27, 1999) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, since inception, has a net capital deficiency and expects to incur additional losses that, along with current conditions in the capital markets, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
March 30, 2001

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999



ASSETS
                                                                                            2000                  1999
                                                                                       ------------           ------------
Current Assets:
   Cash and cash equivalents                                                           $  4,499,466           $    133,471
   Restricted cash                                                                          223,145                     --
   Accounts receivable                                                                      183,877                  9,424
   Other current assets                                                                     303,150                 29,397
                                                                                       ------------           ------------
         Total current assets                                                             5,209,638                172,292

Property and Equipment (Note 3)                                                           7,794,747              3,098,530
Accumulated Depreciation                                                                 (2,752,595)              (286,407)
                                                                                       ------------           ------------
         Total property and equipment, net                                                5,042,152              2,812,123

Intangible Assets, net of amortization (Note 2)                                           1,706,834                     --

         Total assets                                                                  $ 11,958,624           $  2,984,415
                                                                                       ============           ============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Accounts payable                                                                    $  6,246,730           $  1,962,948
   Accounts payable to parent                                                               569,766                     --
   Accrued expenses                                                                       1,579,269                111,383
   Notes payable to parent (Note 5)                                                       7,000,000              4,127,041
                                                                                       ------------           ------------
         Total current liabilities                                                       15,395,765              6,201,372

Commitments and Contingencies (Note 8)

Series A preferred stock; $0.01 par value - (Note 6)
    Authorized--3,760,003 shares
    Outstanding--3,760,003 shares                                                        14,100,011                     --
Series B preferred stock; $0.01 par value - (Note 6)
    Authorized 2,333,334 shares
    Outstanding--1,083,334 shares                                                        13,000,008                     --

Preferred Stock of Subsidiary (Note 6)                                                    7,333,334                     --

Shareholders' Deficit: (Note 6)
   Common stock; $0.01 par value-
     Authorized--50,000,000 shares
     Issued and outstanding--16,922,525 and 10,000,000 shares at December 31,
       2000 and 1999, respectively                                                          169,225                 100,000
   Additional paid-in capital                                                             5,404,075                  80,000
   Accumulated deficit                                                                  (43,443,794)             (3,396,957)
                                                                                       ------------            ------------
         Total shareholders' deficit                                                    (37,870,494)             (3,216,957)

         Total liabilities and shareholders' deficit                                   $ 11,958,624            $  2,984,415
                                                                                       ============            ============


The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
FROM INCEPTION TO DECEMBER 31, 1999


                                                          2000                  1999
                                                     ------------           ------------

Operating Revenues (Note 1)                          $    523,393           $     59,186
Operating Expenses: (Note 1)
   Selling and marketing                                6,886,306                972,203
   Product development                                 11,796,000                893,126
   General and administrative                          14,742,000              1,208,312
   Depreciation and amortization                        2,540,396                286,407
   Impairment write-down of assets                      4,714,559                      0
                                                     ------------           ------------
         Total operating expenses                      40,679,261              3,360,048
         Operating loss                               (40,155,868)            (3,300,862)
Other Income and Expense
   Interest Expense                                      (195,627)               (97,482)
   Interest Income                                        337,816                  1,387
   Other Expenses                                         (33,158)                    --
                                                     ------------           ------------
         Total Other Income (Expenses)                    109,031                (96,095)
         Net loss                                    $(40,046,837)          $ (3,396,957)
                                                     ============           ============
Basic and Diluted Net Loss per Common Share          $      (2.71)          $      (0.34)
                                                     ============           ============
Weighted Average Shares Outstanding                    14,781,705             10,000,000
                                                     ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S
DEFICIT FOR THE YEAR ENDED DECEMBER
31, 2000 AND FOR THE PERIOD
FROM INCEPTION THRU
DECEMBER 31, 1999


                                                      Common Stock                     ADDITIONAL                         TOTAL
                                                        SHARES                          PAID-IN        ACCUMULATED    SHAREHOLDERS'
                                                        ISSUED         AMOUNT           CAPITAL         DEFICIT          DEFICIT
                                                      ----------    ------------     ------------    ------------     ------------
Balance, Inception ............................              --     $         --     $         --    $         --     $         --
   Issuance of common stock, $0.01 par value ..      10,000,000          100,000           80,000              --          180,000
   Preferred stock, $0.01 par value ...........              --               --               --              --               --
   Net loss ...................................                                                        (3,396,957)      (3,396,957)
                                                   ------------     ------------     ------------    ------------     ------------
Balance, December 31, 1999 ....................      10,000,000     $    100,000     $     80,000    $ (3,396,957)    $ (3,216,957)
   Issuance of common stock, $0.01 par value ..       5,081,482           50,815        2,949,187              --        3,000,002
   Issuance of common stock in exchange for an
     intangible asset, $0.01 par value (Note 2)       1,781,043           17,810        1,763,233              --        1,781,043
   Exercise of stock options ..................          60,000              600            4,398              --            4,998
   Issuance of warrants in exchange for
     services (Note 6) ........................              --               --          607,257              --          607,257
   Net loss ...................................              --               --               --     (40,046,837)     (40,046,837)
                                                   ------------     ------------     ------------    ------------     ------------
Balance, December 31, 2000 ....................      16,922,525     $    169,225     $  5,404,075    $(43,443,794)    $(37,870,494)
                                                   ============     ============     ============    ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE PERIOD
FROM INCEPTION THRU DECEMBER 31, 1999


                                                                                            2000                   1999
                                                                                        ------------           ------------
Operating Activities:
   Net loss ..................................................................          $(40,046,837)          $ (3,396,957)
   Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization ...........................................             2,540,396                286,407
     Impairment writedown of assets ..........................................             4,714,559                      0
   Changes in operating assets and liabilities--
     Accounts receivable .....................................................              (174,453)                (9,424)
     Other current assets ....................................................              (273,753)               (29,397)
     Accounts payable ........................................................             4,283,782              1,962,948
     Accounts payable to parent ..............................................               569,766                     --
     Accrued expenses ........................................................             1,467,886                111,383
                                                                                        ------------           ------------
         Net cash used in operating activities ...............................           (26,918,654)            (1,075,040)
Investing Activities:
  Purchases of property and equipment ........................................            (8,803,518)            (3,098,530)
  Change in restricted cash ..................................................              (223,145)                    --
                                                                                        ------------           ------------
                                                                                          (9,026,663)            (3,098,530)
Financing Activities:
  Proceeds from issuance of common stock .....................................             3,000,002                180,000
  Proceeds from exercise of stock options ....................................                 4,998                     --
  Proceeds from issuance of Series A preferred stock .........................            14,100,011                     --
  Proceeds from issuance of Series B preferred stock .........................            13,000,008                     --
  Proceeds from preferred stock of subsidiary ................................             7,333,334                     --
  Notes payable to parent ....................................................             2,872,959              4,127,041
                                                                                        ------------           ------------
         Net cash provided by financing activities ...........................            40,311,312              4,307,041
         Net increase in cash and cash equivalents ...........................             4,365,995                133,471
Cash and Cash Equivalents, beginning of period ...............................               133,471                     --
                                                                                        ------------           ------------
Cash and Cash Equivalents, end of year .......................................          $  4,499,466           $    133,471
                                                                                        ============           ============
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest ...................................          $         --           $     96,095
                                                                                        ============           ============
  Cash paid during the period for taxes ......................................          $         --           $         --
                                                                                        ============           ============

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

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

CASH AND CASH EQUIVALENTS

    Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

RESTRICTED CASH

    Restricted cash at December 31, 2000 represents cash that is required to be held in escrow in accordance with a lease agreement for the Company's office space in Portsmouth, New Hampshire.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

fair value due to the short-term nature of these instruments. At December 31, 2000, the notes payable to parent bears interest at 10% and the carrying amount approximates fair value. The notes payable at December 31, 1999 bear interest at a variable market rate and the carrying amount approximates fair value.

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

    The following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding:

                                               PERIOD ENDED DECEMBER 31,
                                               -------------------------
                                                2000              1999
                                               ------            -------

Weighted average number of common shares
outstanding and used in basic and
diluted EPS calculation                      14,781,705       10,000,000

Shares under option plans,
warrants and convertible preferred stock,
excluded in computation of diluted
EPS due to antidilutive effects               4,971,186          215,804


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

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, and in June 2000, issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Activities, an amendment to SFAS No. 133. This Statement, SFAS No. 133 as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company completed its review and implementation of SFAS No. 133, effective January 1, 2001. The Company did not identify any contracts that qualify as derivatives under SFAS No. 133.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

2.  TRANSACTION WITH ENRONONLINE

    On December 4, 2000, the Company issued 1,781,043 shares of common stock to Enron Net Works LLC, an affiliate of Enron North America Corp (Enron). Enron owns and operates EnronOnline, an electronic energy trading platform. The common stock was issued along with the right for Enron to receive (earn) an additional 763,305 shares of the Company's common stock based upon volumes transacted over a linked trading platform and warrants to acquire an additional 2,544,347 shares of the common stock of the Company, at par, within 60 days after the first anniversary date on which the two sites are electronically connected (Technology Interface Date). In addition, Enron has the right, at any time prior to the Company's initial public offering, to purchase common stock offered by the Company, at the then offering price, in order to avoid dilution of Enron's ownership in the Company. In exchange, the Company received the right to establish a link from HoustonStreet's online trading floor to the online trading floor of Enron. The link allows all offers that are posted by Enron on its online trading floor to be posted on the HoustonStreet online trading floor as well. HoustonStreet registered traders will then have access to offers that are posted by Enron without having to leave the HoustonStreet Web site. The right is for a two-year period. Enron may extend the initial term for an additional period of one year upon properly notifying the Company.

    The fair value of the common stock issued on December 4, 2000 has been recorded by the Company in the accompanying consolidated statement of shareholders' deficit with a corresponding intangible asset of $1,781,043. The Company is amortizing the asset over the initial two-year period beginning in December 2000. The balance presented in the accompanying balance sheet is net of December 2000 amortization of $74,209. This asset will be periodically reviewed for impairment based on current circumstances and an assessment of future cash flows.

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

    Property and equipment consist of the following:

                                                     DECEMBER 31,
                                           --------------------------------
                                                2000              1999
                                           --------------   ---------------
Computer equipment and software            $     7,460,822  $     2,965,942
Office equipment and furniture                     333,925          132,588
                                           ---------------  ---------------
                                                 7,794,747        3,098,530
Less--Accumulated depreciation and
   amortization                                 (2,752,595)        (286,407)
                                           ---------------  ---------------
                                           $     5,042,152  $     2,812,123
                                           ===============  ===============


    Depreciation and amortization expense was $7,254,955 (including a $4,714,559 impairment charge in 2000, see Note 1) and $286,407 for the periods ended December 31, 2000 and 1999, respectively.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

4.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                     DECEMBER 31,
                                           --------------------------------
                                                2000              1999
                                           --------------   ---------------
Accrued professional services              $       989,351  $       102,241
Taxes other than income taxes                       17,000            9,142
Accrued employee payroll and vacation
   costs                                           265,454                -
Other accruals                                     307,464                -
                                           ---------------  ---------------
                                           $     1,579,269  $       111,383
                                           ===============  ===============


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

6.  STOCK TRANSACTIONS AND SHAREHOLDER'S DEFICIT

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

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

SERIES A AND B CONVERTIBLE PREFERRED STOCK

The rights, preferences and privileges of the Series A and B stock are as follows:

       DIVIDENDS

       The holders of Series A and B stock will be entitled to receive cash dividends, when and if declared by the Company's Board of Directors. No cash dividends may be declared or paid on any other class or series of HoustonStreet stock unless the dividends have been declared and paid on the Series A and B stock. The Company does not foresee declaring or paying any dividends in the future.

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

       MANDATORY CONVERSION

       Series A and B stock not converted sooner will be automatically converted into common stock upon the closing of the Company's initial underwritten qualified public offering of common stock pursuant to an effective registration statement under the Securities Act of 1933. A qualified initial underwritten public offering will be deemed to occur when the Company sells common stock pursuant to an effective registration statement under the Securities Act, resulting in gross proceeds to the Company of at least $25.0 million, at a price to the public of at least $9.50 per share (as adjusted for stock splits, stock dividends, recapitalizations and similar events). Under automatic conversion, no adjustments will be made for accrued and unpaid dividends and no accrued and unpaid dividends will be paid on the Series A or B stock.

       VOTING

       Each share of Series A and B stock is entitled to a number of votes equal to the number of shares of common stock into which each such share is then convertible (initially one). Except as otherwise required by law or the Company's Certificate of Incorporation, holders of Series A and B stock vote together with the holders of common stock and all other shares of capital stock as a single class. Holders of Series A and B stock do not have cumulative voting rights. The terms of the Series A and B stock may not be amended so as to affect adversely the Series A and B stock without the approval of the holders of 75% of the then outstanding shares of Series A and B stock.

       REDEMPTION

       Each holder of at least 5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder's outstanding shares of Series A or B stock in three equal annual installments on each of the fourth, fifth and sixth anniversaries of their initial issuance. The redemption price is $3.75 per share of Series A stock and $12.00 per share of Series B stock (subject to appropriate adjustment in the event of stock dividends, stock splits, combinations or other similar recapitalizations). This stock's redemption amount is currently equal to its carrying value. In addition, each holder of at least 5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder's outstanding shares of Series A or B stock at any time at a price per share equal to the par value of the Series A or B stock ($0.01).

       REGISTRATION RIGHTS

       The holders of shares of Series A and B stock have certain demand registration rights that enable them to require the Company to register their shares at any time after the earlier of (i) the third anniversary date of their initial issuance or (ii) 180 days after

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

       the closing of the Company's first underwritten public offering. In addition, holders of Series A and B stock have piggyback registration rights with respect to offerings by the Company, subject to customary underwriter cutbacks and other restrictions.

       LIQUIDATION PREFERENCE

       In the event of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Series A stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders, on a pari passu basis with the holders of Series B stock then outstanding, after and subject to the payment in full of all amounts required to be distributed to the holders of capital stock (if any) ranking on liquidation prior and in preference to the Series A stock, an amount equal to $3.75 per share and $12.00 per share for the Series A and B stock, respectively, plus any declared but unpaid on such shares. After the payment of all liquidation preferences, the Company's remaining assets available for distribution among stockholders would be shared by the Company's stockholders holding stock that ranks junior to the Series A and Series B stock, including common stockholders. A consolidation or merger of the Company with or into one or more corporations, or a sale of all or substantially all of the Company's assets, will be deemed to be a liquidation of the Company. However, each holder of Series A or B stock may elect otherwise as to that holder's shares of Series A or B stock.

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

    In the event of the voluntary or involuntary liquidation, dissolution or winding-up of HS B.V., the holders of preference shares then outstanding are entitled to be paid out of the assets of HS B.V. available for distribution to its shareholders, an amount equal to $4.50 per share, and after that, an amount equal to any declared but unpaid dividend to which the holders of preference shares are entitled. The HS B.V.'s remaining assets available for distribution among shareholders shall be paid to all holders of ordinary shares equally per share, up to a limit of $4.50 per share, after which the assets remaining for distribution shall be paid to all holders of ordinary shares which have paid $6.00 for those ordinary shares, up to a limit of $1.50 per share, after which the assets remaining for distribution shall be distributed to all shareholders equally on a per share basis.

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

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

COMMON STOCK

    Except as otherwise required by law or provided in the Company's Certificate of Incorporation, each share of common stock is entitled to one vote on all matters to be voted on by stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to receive such dividends (if any) as may be declared by the Board of Directors out of funds legally available therefor. In the event of the voluntary or involuntary liquidation or dissolution of the Company and after payment of all creditors and liquidation preferences, including the liquidation preference of any preferred stock, the holders of common stock are entitled to share the remaining net assets of the Company.

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

7.  COMMON STOCK OPTIONS

    In June 1999, the Company's Board of Directors (the Board) approved the Company's 1999 Stock Incentive Plan (the 1999 Plan), which provides for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 2,000,000 shares of the Company's common stock by management, employees, consultants, advisors and directors of the Company. On September 7, 2000, the number of shares authorized to be issued pursuant to the 1999 Plan was increased from 2,000,000 to 3,000,000. As of December 31, 2000, options to purchase an aggregate of 2,138,708 shares of common stock at a weighted average option exercise price of $4.16 per share were outstanding under the 1999 Plan.

    The 1999 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonstatutory stock options. All of the Company's employees, officers, directors, consultants and advisors (and any individuals who have accepted an offer for employment) are eligible to be granted options, restricted stock awards or other stock-based awards under the 1999 Plan. Under present law, however, incentive stock options may only be granted to employees.

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

    The Company's Board administers the 1999 Plan. The Board has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The Board may delegate authority under the 1999 Plan to one or more executive officers or committees of the Board. Subject to any applicable limitations contained in the 1999 Plan, the Board or any committee to which the Board delegates authority, as the case may be, selects the recipients of awards and determines (i) the number of shares of common stock covered by options and the dates upon which the options become exercisable; (ii) the exercise price of options and (iii) the duration of the options.

    No award may be granted under the 1999 Plan after June 2009, but the vesting and effectiveness of awards previously granted may extend beyond that date. The Company's Board of Directors may at any time amend, suspend or terminate the 1999 Plan.

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

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

    If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the following pro forma amounts:

                                                     DECEMBER 31,
                                           --------------------------------
                                                2000              1999
                                           --------------   ---------------
Net loss, as reported..................    $   (40,046,837) $    (3,396,957)
Net loss, pro forma....................        (40,684,799)      (3,452,996)
Basic and diluted net loss per common
   share, as reported..................             (2.71)           (0.34)
Basic and diluted net loss per common
   share, pro forma....................             (2.75)           (0.35)



    At December 31, 2000 and 1999, 801,292 and 1,160,000 shares of common stock were available for future grant under the 1999 Plan.

    The following table summarizes information about options outstanding and exercisable at December 31, 2000 and 1999:

                                                                                Weighted
                                                               Range of          Average
                                               Shares      Exercise Prices    Exercise Price
                                           --------------  ---------------    --------------
Outstanding, inception...............                   -   $            -    $            -
   Granted...........................             840,000        0.08-1.25              0.87
   Exercised.........................                   -                -                 -
   Canceled..........................                   -                -                 -
                                           --------------   --------------    --------------
Outstanding, December 31, 1999.......             840,000        0.08-1.25              0.87
   Granted...........................           1,410,800        2.75-8.00              5.95
   Exercised.........................             (60,000             0.08              0.08
   Canceled..........................             (52,092)       2.75-8.00              4.39
                                           --------------   --------------    --------------
Outstanding, December 31, 2000.......           2,138,708   $    0.08-8.00    $         4.16
                                           ==============   ==============    ==============
Exercisable, December 31, 2000.......             615,032   $    0.08-8.00    $         2.73
                                           ==============   ==============    ==============
Exercisable, December 31, 1999.......                   -                -                 -
                                           ==============   ==============    ==============


                                         Number of                          Number of
                     Fair Value at        Options      Remaining Life        Options
Exercise Price       Date of Grant      Outstanding        in Years        Exercisable
--------------       -------------      -----------        --------        -----------
$      0.08         $       0.04              210,000         6                   67,849
       1.25                 0.57              570,000         6                  269,904
       2.75                 1.03              449,977         7                  150,789
       3.75                 1.40               80,000         7                   21,484
       8.00                 2.78              828,731         7                  105,006
                                      ---------------                    ---------------
                                            2,138,708                            615,032
                                      ===============                    ===============


HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued


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

    Future minimum commitments under these lease agreements as of December 31, 2000 are as follows:

                                    OPERATING
Year Ending December 31,             LEASES
------------------------         ---------------
   2001.................         $       495,100
   2002.................                 566,924
   2003.................                 562,424
   2004.................                 562,424
   2005.................                 406,684
   Thereafter...........                  94,324
                                 ---------------
        Total...........         $     2,687,880
                                 ===============

9.  INCOME TAXES

    Due to losses incurred since Inception, there is no income tax benefit in the periods presented. As of December 31, 2000, the Company had approximately $32 million of federal net operating loss carryforwards, which begin to expire in the year 2014. A full valuation allowance was established for the net deferred tax asset, as realization of the tax benefit is not assured. In addition, the Company's utilization of its net operating loss carryforwards may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50% that have or may occur.

    Accumulated deferred income taxes consisted of the following at December 31, 2000 and 1999:

                                                     DECEMBER 31,
                                           --------------------------------
                                                2000              1999
                                           ---------------  ---------------
 Deferred tax assets-
   Property and equipment...............   $     3,643,167  $             -
   Accruals.............................           103,527                -
   Net operating loss carryforwards.....        12,291,358        1,405,313
                                           ---------------  ---------------
         Total deferred assets..........        16,038,052        1,405,313
   Depreciation.........................                 -          (82,418)
   Valuation allowance..................       (16,038,052)      (1,322,895)
                                           ---------------  ---------------
         Net deferred taxes.............   $             -  $             -
                                           ===============  ===============


HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

    The total income tax provision set forth above represents 0% in the periods ended December 31, 2000 and 1999. The following table reconciles the statutory federal income tax rate to the 0% provision:

                                                     DECEMBER 31,
                                           --------------------------------
                                                2000              1999
                                           ---------------  ---------------
Loss before taxes......................    $   (40,046,837) $    (3,396,957)
Federal statutory rate.................                34%              34%
Federal income tax benefit at statutory
   levels..............................    $   (13,615,925) $    (1,154,965)
(Decrease) increase from statutory
   levels-State tax, net of federal
   tax benefit.........................         (1,099,232)        (155,411)
  Valuation allowance..................         14,715,157        1,322,895
  Other................................                  -          (12,519)
                                           ---------------  ---------------
Effective federal income tax expense...    $             -  $             -
                                           ===============  ===============


10. RELATED PARTY TRANSACTIONS

    On April 27, 1999, the Company entered into a Management and Administrative Services Agreement with BayCorp. Under this agreement as of December 31, 2000, approximately seven administrative employees of BayCorp provide to the Company certain administrative services, including human resources, accounting and finance management services. The Agreement automatically renews on a yearly basis, subject to termination by either party upon 30 days' notice. Beginning in May 1999, the Company paid $53,451 per month to BayCorp for these services. This amount was renegotiated in May 2000 for the period May through December 2000, and is subject to negotiation annually thereafter. The management fee for 2001 has been negotiated at $26,000 per month. During the periods ended December 31, 2000 and 1999, the Company recorded interest charges to BayCorp of $175,000 and $96,095, respectively, in relation to the outstanding notes payable to parent (see Note 5). As of December 31, 2000 and 1999, the Company owed BayCorp Holdings $7,000,000 and $4,127,041 for notes payable, $195,600 and $97,000 in accrued interest on the notes and $394,200 and $0 for management services, respectively.

    For the periods ending December 31, 2000 and 1999, $14,294, or 3%, and $30,184, or 51%, of total revenue were derived from trades involving Great Bay Power Corporation, a wholly owned subsidiary of BayCorp.

    For the period ending December 31, 2000, approximately 31% of revenue was from a customer who is also a preferred stock shareholder of the Company.

11. SEGMENT INFORMATION

    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires financial and supplementary information to be disclosed on an annual and interim basis of each reportable segment of an enterprise. SFAS No. 131 also establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker is the chief executive officer.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued


    The Company evaluates its operations in two segments: HoustonStreet Exchange U.S.A. and HoustonStreet Exchange Europe.

                                               Period Ended December 31,
                                           --------------------------------
                                                2000              1999
                                           ---------------  ---------------
Net Sales:
   HoustonStreet Exchange Inc. .........   $       430,525  $        59,186
   HoustonStreet Exchange Europe .......            92,868                -
                                           ---------------  ---------------
                                           $       523,393  $        59,186
                                           ===============  ===============
Operating Loss:
   HoustonStreet Exchange Inc. .........   $   (33,750,330) $    (3,300,862)
   HoustonStreet Exchange Europe .......        (6,155,538)               -
                                           ---------------  ---------------
                                           $   (39,905,868) $    (3,300,862)
                                           ===============  ===============
Total Assets:
   HoustonStreet Exchange Inc. .........   $     8,982,493  $     2,984,415
   HoustonStreet Exchange Europe .......         2,976,131                -
                                           ---------------  ---------------
                                           $    11,958,624  $     2,984,415
                                           ===============  ===============


12. SUBSEQUENT EVENTS

    On March 31, 2001, HoustonStreet closed on $3.9 million in additional funding. Of this amount, $2.9 million was funded on March 30, 2001, including $450,000 from BayCorp. A subsequent closing will be held at which time the remaining $1.0 million will be funded. This subsequent closing will occur on the third business day following the first period of any 30 consecutive calendar days after beginning operations during which the Company has maintained 90% platform availability with respect to its natural gas platform and Enron Online link (except where such platform availability cannot be maintained by the Company because of the acts or omissions, outside the control of the Company, of third-party service providers, Web hosting providers, software providers and other third parties). In addition, the Company's Board of Directors authorized the Company to raise an additional $1.5 million on the same terms, provided that such additional financing is closed by April 13, 2001.

    This financing involves the sale by HoustonStreet of senior secured notes, warrants to purchase Series C preferred stock at $0.15 per share and warrants to purchase the Company's common stock at $2.50 per share. Collectively, these securities are referred to as the "HoustonStreet Series C Units."

    In addition, as part of the initial closing, BayCorp agreed to tender its $7.0 million note, together with approximately $1.0 million in accrued interest and penalties on the note and past due management fees as of March 2001 for approximately $8.0 million of HoustonStreet Series C Units.

HOUSTONSTREET EXCHANGE, INC.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 - UNAUDITED

ASSETS

                                                                  2002                   2001
                                                              ------------           ------------
Current Assets:
   Cash and cash equivalents .......................          $    482,321           $    405,785
   Accounts receivable .............................                86,104                 53,459
   Other current assets ............................                16,813                  4,162
                                                              ------------           ------------
         Total current assets ......................               585,238                463,406
Property and Equipment .............................             2,403,013              2,403,013
Accumulated Depreciation ...........................            (2,403,013)            (1,610,057)
                                                              ------------           ------------
         Total property and equipment, net .........                     0                792,956
         Total assets ..............................          $    585,238           $  1,256,362
                                                              ============           ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable ................................          $     20,780           $    181,780
   Note Payable - Series C (Note 5) ................            12,381,532             11,952,296
   Accrued expenses ................................               156,000              2,650,001
                                                              ------------           ------------
         Total current liabilities .................            12,558,312             14,784,077
Commitments and Contingencies (Note 8)
Series A Preferred Stock; $0.01 par value - (Note 6)
  Authorized--3,760,003 shares
  Outstanding--3,478,353 shares ....................            14,100,000             14,100,000
Series B Preferred Stock; $0.01 par value - (Note 6)
  Authorized 2,333,334 shares
  Outstanding--1,083,334 shares ....................            13,000,006             13,000,006
Series C - Preferred Warrants  (Note 5) ............             4,780,929              4,780,929
Preferred Stock of Subsidiary (Note 6) .............                    --              7,333,334
Shareholders' Deficit: (Note 6)
   Common stock; $0.01 par value-
     Authorized--270,950,000 shares
     Issued and outstanding-- 16,973,393 and
     16,473,393, respectively ......................               178,639                173,639
   Additional paid-in capital ......................            12,793,403              5,465,069
   Accumulated deficit .............................           (56,826,051)           (58,380,693)
                                                              ------------           ------------
         Total shareholders' deficit ...............           (43,854,009)           (52,741,985)
         Total liabilities and shareholders' deficit          $    585,238           $  1,256,362
                                                              ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF INCOME
AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001 - UNAUDITED

                                                         2002                    2001
                                                     ------------           ------------
Operating Revenues ..............................    $  1,689,906           $  1,899,498
Operating Expenses:
   Selling and marketing ........................         546,939              1,353,182
   Product development ..........................         392,157              2,327,212
   General and administrative ...................          60,000              2,306,717
   Depreciation and amortization ................         792,955              2,924,705
   Impairment writedown of assets ...............              --              3,010,333
                                                     ------------           ------------
         Total operating expenses ...............       1,792,051             11,922,149
         Operating loss .........................        (102,145)           (10,022,651)
Other Income and Expense
  Interest Expense ..............................      (1,020,676)            (5,974,779)
  Other Income ..................................         295,463               (134,094)
                                                     ------------           ------------
         Total Other Expense ....................        (725,213)            (6,108,873)
Net loss before Extraordinary Gain ..............        (827,358)           (16,131,524)
Extraordinary Gain: Debt Restructuring ..........       2,382,000              1,194,625
                                                     ------------           ------------
Net Income/(Loss) ...............................    $  1,554,642           $(14,936,899)
                                                     ============           ============
Basic and Diluted Net Income/(Loss)per Common
  Share..........................................    $        .09           $      (0.87)
                                                     ============           ============
Weighted Average Shares Outstanding .......            16,723,393             17,076,249
                                                     ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 - UNAUDITED



                                                              COMMON STOCK
                                                        -------------------------    ADDITIONAL                      TOTAL
                                                          SHARES                      PAID-IN      ACCUMULATED   SHAREHOLDERS'
                                                          ISSUED        AMOUNT        CAPITAL        DEFICIT        DEFICIT
                                                        ----------   ------------   ------------   ------------  -------------
Balance, December 31, 2000 .........................    16,922,525   $    169,225  $  5,404,075   $(43,443,794)  $(37,870,494)
  Issuance of common stock in exchange for an
  intangible asset, $0.01 par value - reversal due to
  contract default .................................      (890,521)            --            --             --             --
Exercise of stock options ..........................        14,722            147         1,079             --          1,226
Issuance of common stock in exchange for services,
$0.01 par value ....................................       426,667          4,267        59,915             --         64,182
Net loss ...........................................            --             --            --    (14,936,899)   (14,936,899)
                                                      ------------   ------------  ------------   ------------   ------------
Balance, December 31, 2001 .........................    16,473,393   $    173,639  $  5,465,069   $(58,380,693)  $(52,741,985)
                                                      ============   ============  ============   ============   ============
Issuance of Common Stock ...........................       500,000          5,000        (5,000)            --             --
Dissolution of Subsidiary
  Preferred Stock ..................................            --             --     7,333,334             --      7,333,334
Net income (loss) ..................................            --             --            --      1,554,642      1,554,642
                                                      ------------   ------------  ------------   ------------   ------------
Balance, December 31, 2002 .........................    16,973,393   $    178,639  $ 12,793,403   $(56,826,051)  $(43,854,009)
                                                      ============   ============  ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

HOUSTONSTREET EXCHANGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001 - UNAUDITED


                                                                                           2002              2001
                                                                                      ---------------  ---------------
Operating Activities:
   Net Income (Loss)................................................................  $     1,554,642  $   (14,936,899)
   Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization .................................................          792,955        7,726,623
     Impairment write down of assets ...............................................               --        3,010,333
   Changes in operating assets and liabilities--
     Accounts receivable ...........................................................           76,649        1,048,167
     Other current assets ..........................................................          (28,801)         106,416
     Accounts payable ..............................................................         (799,865)      (7,265,428)
     Accrued expenses ..............................................................       (1,519,044)       1,773,578
                                                                                       --------------   --------------
         Net cash provided by (used in) operating activities .......................           76,536       (8,537,210)
Investing Activities:
  Change in Restricted Cash ........................................................               --          223,146
Financing Activities:
  Proceeds from issuance of common stock ...........................................               --           64,180
  Proceeds from exercise of stock options ..........................................               --            1,226
  Proceeds from the issuance of Notes ..............................................               --        4,154,977
                                                                                      ---------------  ---------------
         Net cash provided by financing activities .................................               --        4,220,383
         Net increase (decrease) in cash and cash equivalents ......................           76,536       (4,093,681)
Cash and Cash Equivalents, beginning of period .....................................          405,785        4,499,466
                                                                                      ---------------  ---------------
Cash and Cash Equivalents, end of year .............................................  $       482,321  $       405,785
                                                                                      ===============  ===============
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest .........................................  $             -  $             -
                                                                                      ===============  ===============
  Cash paid during the period for taxes ............................................  $             -  $             -
                                                                                      ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                               HOUSTONSTREET, INC.
                    NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                           DECEMBER 31, 2002 and 2001



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    HoustonStreet, Inc. ("HoustonStreet" or the "Company") was incorporated in Delaware on April 27, 1999. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States. In 2001, HoustonStreet significantly downsized its organization and shut down its electricity trading platforms in the United States and in Europe, shifting it business focus to its crude oil and refined products trading platforms.

    HoustonStreet operates in a very competitive market. Its main competitors are numerous OTC telephone brokers and several online exchanges such as IntercontinentalExchange and Tradespark. HoustonStreet believes, however, that it is currently the only remaining online exchange for the OTC physical crude oil and refined products markets. Other online exchanges focus primarily on natural gas, power, and financial crude oil markets such as swaps and options. HoustonStreet has exited the natural gas and power markets and currently focuses exclusively on the physical crude oil markets.

    HoustonStreet's crude oil platform includes several trading floors, organized by grade and location. The platform allows for a user-customized view where the user can specify which markets should appear together on a floor, regardless of grade, location or type. HoustonStreet's refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. Commodities traded include numerous grades of gasoline and distillates, specifically jet fuel, number 2 heating oil, low sulfur diesel, regular gas, regular reformulated gas, premium gas and premium reformulated gas. In 2002, HoustonStreet had trading volumes of over 117 million barrels with a notional value of over $3 billion and revenues of $935,380. As of March 24, 2003, HoustonStreet had six employees.

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

    The Company has incurred losses of approximately $57 million from inception through December 31, 2002. These losses have been funded through borrowings from BayCorp Holdings, Ltd. ("BayCorp") (an affiliated company) and the sale of common and preferred stock and series C units of the Company and its subsidiary.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, HoustonStreet B.V. and HoustonStreet N.V. The Company determined that the functional and the reporting currency of its European subsidiaries is the U.S. dollar. The effects of translation on its financial statements are immaterial to the consolidated statements as a whole. All significant intercompany balances and transactions have been eliminated. HoustonStreet B.V. and HoustonStreet N.V. completed voluntary dissolutions in May 2002.

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

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

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

EXTRAORDINARY GAIN

Extraordinary gain reflects debt restructuring in 2002 and 2001. Due to its significantly reduced operations and limited cash, HoustonStreet negotiated with its vendors and settled certain accounts payables for less than the recorded amounts due. In accordance with SFAS 15, the gain has been accounted for as an extraordinary gain.

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

LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed its software assets, including the Enron Link intangible asset, at December 31, 2001 and determined that there was an impairment of approximately $3.0 million related to such assets. The related charge is included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001. There were no further impairment charges in 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. During 2001, the Series C notes payable bore interest at prime plus 3% and the carrying amount approximated fair value. During 2002, the Series C notes payable bore interest at prime plus 5%; the carrying amount

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

approximated fair value.

2.  TRANSACTION WITH ENRON

    On December 4, 2000, HoustonStreet entered into an agreement with Enron, whereby North American electricity and natural gas prices posted on EnronOnline would have been automatically posted on HoustonStreet. HoustonStreet believes it satisfied its obligations under its agreement with Enron, but Enron elected to terminate the agreement in May 2001. HoustonStreet invoked the arbitration clause for settling disputes in its contract with Enron, but that claim has been stayed by Enron's Chapter 11. Any recovery is highly uncertain. As a result of the action taken by Enron, HoustonStreet wrote off its Intangible Investment - Enron in 2001 and took a charge to earnings in 2001 of $965,000. See Note 1 "Long-Lived Assets and Long-Lived Assets to be Disposed Of."

3.  PROPERTY

    Property consisted of computer equipment and software of approximately $2,403,000 as of December 31, 2002 and 2001. Depreciation and amortization expense was $792,955 for the year ended December 31, 2002 and $2,924,700 for the year ended December 31, 2001.

    In 2001, HoustonStreet recognized impairment to the value of its Property, reduced the value of certain capitalized software development costs and recorded an impairment charge of approximately $3.0 million. See Note 1 "Long-Lived Assets and Long-Lived Assets to be Disposed Of."

4.  ACCRUED EXPENSES

     Accrued expenses consisted of miscellaneous accrued professional fees of $56,000 and $150,000 as of December 31, 2002 and 2001, respectively.

5.  NOTES PAYABLE

    Series C Promissory Notes ("Notes") were issued on March 30, 2001 for cash. These Notes bear interest on the outstanding principal from the date issued until the Note is paid in full at three percent above the rate of interest publicly announced from time to time by FleetBoston in Boston, Massachusetts as its prime rate. Each Note was due and payable on December 31, 2001, subsequently amended to January 15, 2004 and the interest rate amended to prime plus five percent. Accrued interest is payable, at the sole option of the holder, in cash or in warrants to purchase shares of Series C convertible preferred stock, only at the time payment of the principal is made or due. These Notes have a first priority security interest among the holders of the Notes in all the assets of HoustonStreet.

    The Notes were issued in units with warrants to purchase 4,019,841 common shares having an exercise price of $2.50 per share and 80,396,767 Series C preferred shares having an exercise price $0.15 per share. Both Series C and Common Stock warrants can be

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued


exercised for cash or by surrender of the Senior Secured Notes that were sold in units with the warrants. Common Stock warrants may also be exercised by cashless exercise. The warrants are transferable. The exercise prices of and number of shares for which the warrants are exercisable are adjusted in the event of stock dividends or splits. Series C warrants are also subject to adjustment in the event of diluting issues of common stock (or securities convertible to common stock) at prices lower than the then existing warrant exercise price to such lower issuance price. The warrants have no rights to receive dividends or voting rights. The Common Stock warrants expire March 30, 2006 and Series C Preferred Stock warrants expire 7 days following payment of the Series C Note. In accordance with APB 14, we have allocated the proceeds from the Series C Notes to the notes and warrants based upon their relative fair values, resulting in an allocation of $6,378,586 to Series C Notes and $4,780,929 to Series C Warrants. The fair value of the warrants was estimated using the Black Scholes valuation model with the following assumptions used: expected lives of 3 years, expected annualized volatility of 60%, annual rate of quarterly dividends of 0 and discount rate - bond equivalent yield of 4%.

    In addition to normal debt covenant requirements, in connection with the issuance of the Series C Units, HoustonStreet covenanted to:

|X| use commercially reasonable efforts to maintain key man life insurance in the amount of $5,000,000 on its President and CEO, Frank W. Getman Jr.; and to

|X| cooperate and use its best efforts to facilitate the imposition of the first priority lien on all the assets of HoustonStreet as contemplated by the Senior Secured Note and Warrant Agreement and the ancillary agreements.

    The Series C debt has no financial covenants. HoustonStreet is in compliance with these covenants. Using commercially reasonable efforts, HoustonStreet was able to secure and currently carries $3,500,000 of insurance on Mr. Getman.

    The assets that secure the Series C Units include all of HoustonStreet's real and personal property, including, without limitation, all of the following:

|X| accounts now owned or hereafter acquired by the Company, including accounts receivable, contract rights, notes, drafts and other obligations or indebtedness owed to HoustonStreet;

|X| books and records of HoustonStreet;

|X| equipment owned by HoustonStreet;

|X| general intangibles;

|X| proceeds and all other profits, products, rents or receipts arising from the collection;

|X| trademarks and trademark licenses.

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

6.  STOCK TRANSACTIONS AND SHAREHOLDERS' DEFICIT

AUTHORIZED CAPITAL

    At December 31, 2002 and December 31, 2001, the authorized capital stock of the Company consisted of 270,950,000 shares of common stock and 156,134,188 shares of preferred stock, $0.01 par value per share, of which 21,535,800 shares were issued and outstanding.

PREFERRED STOCK

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

    Preferred stock may be issued from time to time in one or more series by the Board of Directors. Any shares of preferred stock that may be redeemed, repurchased or acquired by the Company may be reissued, except as otherwise provided by law. Different series of preferred stock shall not be construed to constitute different shares for the purpose of voting by classes unless expressly provided. The Company has authorized for issuance 156,134,188 shares of preferred stock as of December 31, 2002, of which there were 3,478,353 Series A convertible preferred shares, authorized, issued and outstanding, $0.01 par value per share, and 1,083,334 Series B convertible preferred shares, $0.01 par value per share, authorized, issued and outstanding. There are no shares of Series C preferred stock issued and outstanding.

SERIES A AND B CONVERTIBLE PREFERRED STOCK

    The rights, preferences and privileges of the Series A and B stock include the following:

       DIVIDENDS

       The holders of Series A and B stock will be entitled to receive cash dividends, when and if declared by the Company's Board of Directors. No cash dividends may be declared or paid on any other class or series of HoustonStreet stock unless the dividends have been declared and paid on the Series A and B stock. The Company does not foresee declaring or paying any dividends in the future.

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

       MANDATORY CONVERSION

       Series A and B stock not converted sooner will be automatically converted into common stock upon the closing of the Company's initial underwritten qualified public offering of common stock pursuant to an effective registration statement under the Securities Act of 1933. A qualified initial underwritten public offering will be deemed to occur when the Company sells common stock pursuant to an effective registration statement under the Securities Act, resulting in gross proceeds to the Company of at least $25.0 million, at a price to the public of at least $9.50 per share (as adjusted for stock splits, stock dividends, recapitalizations and similar events). Under automatic conversion, no adjustments will be made for accrued and unpaid dividends and no accrued and unpaid dividends will be paid on the Series A or B stock.

       VOTING

       Each share of Series A and B stock is entitled to a number of votes equal to the number of shares of common stock into which each such share is then convertible (initially one). Except as otherwise required by law or the Company's Certificate of Incorporation, holders of Series A and B stock vote together with the holders of common stock and all other shares of capital stock as a single class. Holders of Series A and B stock do not have cumulative voting rights. The terms of the Series A and B stock may not be amended so as to affect adversely the Series A and B stock without the approval of the holders of 75% of the then outstanding shares of Series A and B stock.

       REDEMPTION

       Each holder of at least 5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder's outstanding shares of Series A or B stock in three equal annual installments on each of the fourth, fifth and sixth anniversaries of their initial issuance. The redemption price is $3.75 per share of Series A stock and $12.00 per share of Series B stock (subject to appropriate adjustment in the event of stock dividends, stock splits, combinations or other similar recapitalizations). This stock's redemption amount is currently equal to its carrying value. In addition, each holder of at least

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued


       5% of the then outstanding shares of Series A or B stock may request that the Company redeem the holder's outstanding shares of Series A or B stock at any time at a price per share equal to the par value of the Series A or B stock ($0.01).

       REGISTRATION RIGHTS

       The holders of shares of Series A and B stock have certain demand registration rights that enable them to require the Company to register their shares at any time after the earlier of (i) the third anniversary date of their initial issuance or (ii) 180 days after the closing of the Company's first underwritten public offering. In addition, holders of Series A and B stock have piggyback registration rights with respect to offerings by the Company, subject to customary underwriter cutbacks and other restrictions.

       LIQUIDATION PREFERENCE

       In the event of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Series A stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders, on a pari passu basis with the holders of Series B stock then outstanding, after and subject to the payment in full of all amounts required to be distributed to the holders of capital stock (if any) ranking on liquidation prior and in preference to the Series A stock, an amount equal to $3.75 per share and $12.00 per share for the Series A and B stock, respectively, plus any declared but unpaid on such shares. After the payment of all liquidation preferences, the Company's remaining assets available for distribution among stockholders would be shared by the Company's stockholders holding stock that ranks junior to the Series A and Series B stock, including common stockholders. A consolidation or merger of the Company with or into one or more corporations, or a sale of all or substantially all of the Company's assets, will be deemed to be a liquidation of the Company. However, each holder of Series A or B stock may elect otherwise as to that holder's shares of Series A or B stock.

SERIES C CONVERTIBLE PREFERRED STOCK

    There are no shares of Series C preferred stock issued and outstanding. The rights, preferences and privileges of the Series C stock include the following:

       DIVIDENDS

       The holders of Series C Preferred Stock will be entitled to receive cash dividends, before any cash dividends shall be declared and paid upon or set aside for the Common Stock in any fiscal year and on a pari passu basis with the Series A and B Preferred Stock, when and if declared by the Company's Board of Directors.

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

       MANDATORY CONVERSION

       Series C stock not converted sooner will be automatically converted into common stock upon the earlier of (i) the closing of the Company's initial underwritten public offering of common stock with gross proceeds of at least $25.0 million, at a price to the public of at least $9.50 per share or (ii) at such time as less than 25% of the Series C shares initially issued are outstanding.

       VOTING

       Each share of Series C stock is entitled to a number of votes equal to the number of shares of common stock into which each share is convertible. Except as otherwise required by law or the Company's Certificate of Incorporation, holders of Series C stock vote together with the holders of common stock and all other shares of capital stock as a single class. The terms of the Series C stock may not be amended so as to affect adversely the Series C stock without the approval of not less than a majority of the shares of Series C Preferred Stock.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

       REDEMPTION

       Each holder of at least 2% of the Series C stock may request that the Company redeem in three annual installments equal to 33%, 50% and 100% (cumulatively) on each of March 31, 2004, 2005 and 2006. The redemption price is $0.15 per share of Series C stock (subject to appropriate adjustment in the event of stock dividends, stock splits, combinations or other similar recapitalizations). In addition, each holder of at least 2% of the Series C stock may request that the Company redeem the holder's shares of Series C stock from time to time at a price per share equal to the par value of the Series C stock ($0.01).

       REGISTRATION RIGHTS

       The holders of shares of Series C stock have certain demand registration rights that enable them to require the Company to register their shares at any time after the earlier of (i) the third anniversary date of their initial issuance or (ii) 180 days after the closing of the Company's first underwritten public offering. In addition, holders of Series A and B stock have piggyback registration rights with respect to offerings by the Company, subject to customary underwriter cutbacks and other restrictions.

       LIQUIDATION PREFERENCE

       In the event of the voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of shares of Series C Preferred stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, on a pari passu basis with the holders of Series A and Series B Preferred Stock, before any payment shall be made to the holders of Common Stock or any other class or series of stock of the Company ranking on liquidation junior to the Series C Preferred Stock. A consolidation or merger of the Company with or into one or more corporations, or a sale of all or substantially all of the Company's assets, will be deemed to be a liquidation of the Company. However, each holder of Series C stock may elect otherwise as to that holder's shares of Series C stock.

PREFERRED STOCK OF SUBSIDIARY

    At December 31, 2001, the authorized capital stock of HoustonStreet B.V. (HS B.V.) consisted of 20,000,000 ordinary shares authorized, 10,000,000 of which was issued, outstanding and owned by the Company, 9,999,997 preference A shares authorized, 1,629,627 issued and outstanding and 1 preference B share, 1 preference C share and 1 preference D share, authorized, issued and outstanding. Each share had a nominal value of one Euro cent (EUR 0,01).

    Preference shares could have been converted into ordinary shares at the request of the holder thereof made by way of a conversion notice, on a one-to-one basis, or automatically upon the occurrence of a mandatory conversion event. In the event of an issue of shares each existing shareholder had a preemption right in respect of the shares to be issued in proportion to the aggregate nominal amount of his shares.

    In the event of dividend being approved and declared by a resolution of the general meeting based upon a proposal by the Board, the holders of preference shares then outstanding were entitled to be paid out an amount equal to $4.50 per share, and after that, the dividend remaining for distribution was to be paid to all holders of ordinary shares equally per share, up to a limit of $4.50 per share, after which the dividend then remaining for distribution was to be distributed to all shareholders equally on a per share basis.

    In the event of the voluntary or involuntary liquidation, dissolution or winding-up of HS B.V., the holders of preference shares then outstanding were entitled to be paid out of the assets of HS B.V. available for distribution to its shareholders, an amount equal to $4.50 per share, and after that, an amount equal to any declared but unpaid dividend to which the holders of preference shares were entitled. HS B.V.'s remaining assets available for distribution among shareholders were to be paid to all holders of ordinary shares equally per share, up to a limit of $4.50 per share, after which the assets remaining for distribution were to be paid to all holders of

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

ordinary shares, which had paid $6.00 for those ordinary shares, up to a limit of $1.50 per share, after which the assets remaining for distribution were to be distributed to all shareholders equally on a per share basis.

    In May 2002 HoustonStreet B.V. and HoustonStreet N.V. commenced and completed voluntary liquidations. The holders of the preferred shares then outstanding were not paid anything as there were no amounts available for distribution to its shareholders.

COMMON STOCK

    Except as otherwise required by law or provided in the Company's Certificate of Incorporation, each share of common stock is entitled to one vote on all matters to be voted on by stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to receive such dividends (if any) as may be declared by the Board of Directors out of funds legally available therefore. In the event of the voluntary or involuntary liquidation or dissolution of the Company and after payment of all creditors and liquidation preferences, including the liquidation preference of any preferred stock, the holders of common stock are entitled to share the remaining net assets of the Company. There were 16,473,393 shares of common stock issued and outstanding as of December 31, 2002.

7.  COMMON STOCK OPTIONS

    In June 1999, the Company's Board of Directors (the Board) approved the Company's 1999 Stock Incentive Plan (the 1999 Plan), which provides for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 2,000,000 shares of the Company's common stock by management, employees, consultants, advisors and directors of the Company. In 2000, the number of shares authorized to be issued pursuant to the 1999 Plan was increased from 2,000,000 to 4,000,000. On March 21, 2001, the number of shares authorized to be issued pursuant to the 1999 Plan was increased to 40,000,000. As of December 31, 2001, options to purchase an aggregate of 12,154,083 shares of common stock at a weighted average option exercise price of $0.39 per share were outstanding under the 1999 Plan.

    The 1999 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and nonstatutory stock options. All of the Company's employees, officers, directors, consultants and advisors (and any individuals who have accepted an offer for employment) are eligible to be granted options, restricted stock awards or other stock-based awards under the 1999 Plan. Under present law, however, incentive stock options may only be granted to employees.

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

    The Company's Board administers the 1999 Plan. The Board has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret its provisions. The Board may delegate authority under the 1999 Plan to one or more executive officers or committees of the Board. Subject to any applicable limitations contained in the 1999 Plan, the Board or any committee to which the Board delegates authority, as the case may be, selects the recipients of awards and determines (i) the number of shares of common stock covered by options and the dates upon which the options become exercisable; (ii) the exercise price of options and (iii) the duration of the options.

    No award may be granted under the 1999 Plan after June 2009, but the vesting and effectiveness of awards previously granted may extend beyond that date. The Company's Board of Directors may at any time amend, suspend or terminate the 1999 Plan.

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

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued

8.  COMMITMENTS AND CONTINGENCIES

    The Company was not a party to any operating leases as of December 31, 2001 or as of December 31, 2002. The Company leased office space until August 1, 2001 at which time the operating lease was cancelled. Rental expense under the operating lease for the year ended December 31, 2001 was $152,065.

9.   INCOME TAXES

    Due to losses incurred since inception, there is no income tax benefit in the periods presented. As of December 31, 2002, the Company had approximately $40 million of federal net operating loss carryforwards, which begin to expire in the year 2014. A full valuation allowance was established for the net deferred tax asset, as realization of the tax benefit is not assured. In addition, the Company's utilization of its net operating loss carryforwards may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50% that have or may occur.

    The following table reconciles the statutory federal income tax rate to the 0% provision:

                                                          DECEMBER 31,
                                               -------------------------------
                                                    2002              2001
                                               ------------       ------------
Income (Loss) before taxes ..................   $  1,554,642      $(14,936,899)
Federal statutory rate                                    34%               34%
Federal income tax benefit at statutory
   levels ...................................   $    528,578      $ (5,078,500)
(Decrease) increase from statutory levels-
   State tax, net of federal tax benefit ....         41,975          (410,000)
  Valuation allowance .......................        570,553         4,668,500
  Other .....................................              -                 -
                                                ------------      ------------
Effective federal income tax expense ........   $          -      $          -
                                                ============      === ========


10. RELATED PARTY TRANSACTIONS

    On April 27, 1999, the Company entered into a Management and Administrative Services Agreement with BayCorp. Under this agreement as of December 31, 2002, approximately seven administrative employees of BayCorp provide to the Company certain administrative services, including human resources, accounting and finance management services. The Agreement automatically renews on a yearly basis, subject to termination by either party upon 30 days' notice. Beginning in May 1999, the Company paid $53,451 per month to BayCorp for these services. This amount was renegotiated in May 2000 for the period May through December 2000, and is subject to negotiation annually thereafter. The management fee for 2001 was $165,000 and for 2002 was $60,000.

    For the period ending December 31, 2002, approximately 45% of revenues were from two customers who are also preferred stock shareholders of the Company.

    For the period ending December 31, 2001, approximately 21% of revenue was from a customer who is also a preferred stock shareholder of the Company.

11.    SEGMENT INFORMATION

    Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker is the chief executive officer. The Company evaluated its operations in two segments in 2002: HoustonStreet U.S.A and HoustonStreet Europe. HoustonStreet Europe was dissolved in May 2002.

HOUSTONSTREET, INC.
NOTES TO FINANCIAL STATEMENTS ---- Continued


                               2002          2001
                             ---------    -----------
Net Sales
--------------------------  ----------    -----------
HoustonStreet Inc.            $935,380     $1,627,606
--------------------------  ----------    -----------
HoustonStreet Europe           754,526        271,892
--------------------------  ----------    -----------
Net Income (Loss):
--------------------------  ----------    -----------
HoustonStreet Inc.          $1,041,267   ($12,996,212)
--------------------------  ----------    -----------
HoustonStreet Europe           513,375     (1,940,687)
--------------------------  ----------    -----------
Total Assets:
--------------------------  ----------    -----------
HoustonStreet Inc             $585,238     $1,435,566
--------------------------  ----------    -----------
HoustonStreet Europe                 0        109,412


                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          BAYCORP HOLDINGS, LTD.

March 31, 2003                                   By:
                                                        /s / Frank W. Getman Jr.
                                                        ------------------------
                                                            Frank W. Getman Jr.
                                                                President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                             DATE
---------                                       -----                             ----
/s/ Frank W. Getman Jr.               President, Director and                  March 31, 2003
----------------------------------    Chief Executive Officer (principal
Frank W. Getman Jr.                   executive officer, principal
                                      financial officer and principal
                                      accounting officer)

/s/ Alexander Ellis III               Director                                  March 31, 2003
----------------------------------
Alexander Ellis III

/s/ Stanley I. Garnett II             Director                                  March 31, 2003
----------------------------------
Stanley I. Garnett II

/s/ James S. Gordon                   Director                                  March 31, 2003
----------------------------------
James S. Gordon

/s/ Michael R. Latina                 Director                                  March 31, 2003
----------------------------------
Michael R. Latina

/s/Lawrence M. Robbins                Director                                  March 31, 2003
----------------------------------
Lawrence M. Robbins

/s/ John A. Tillinghast               Director                                  March 31, 2003
----------------------------------
John A. Tillinghast

CERTIFICATIONS

I, Frank W. Getman Jr., President and Chief Executive Officer of BayCorp Holdings, Ltd., certify that:

1. I have reviewed this annual report on Form 10-K of BayCorp Holdings, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

   b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and at the audit committee of registrant's board of directors (or person performing the equivalent functions):

   a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  March 31, 2003           By: /s/ Frank W. Getman Jr.
                                   --------------------------
                                   Frank W. Getman Jr.
                                   President and Chief Executive Officer
                                   (principal executive officer)


Date:  March 31, 2003           By: /s/ Frank W. Getman Jr.
                                   --------------------------
                                   Frank W. Getman Jr.
                                   President and Chief Executive Officer
                                   (principal financial officer)




I, Patrycia T. Barnard, Vice-President and Treasurer of BayCorp Holdings, Ltd. certify that:

1. I have reviewed this annual report on Form 10-K of BayCorp Holdings, Ltd;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in a light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the"Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent functions):

    a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  March 31, 2003               By: /s/ Patrycia T. Barnard
                                       ------------------------
                                       Patrycia T. Barnard
                                       Vice-President Finance and Treasurer
                                       (chief accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

  2.1 Purchase and Sale Agreement for the Seabrook Nuclear Power Station by and among North Atlantic Energy Corporation, The United Illuminating Company, Great Bay Power Corporation, New England Power Company, The Connecticut Light and Power Company, Canal Electric Company, Little Bay Power Corporation and New Hampshire Electric Cooperative, Inc. as Sellers and North Atlantic Energy Service Corporation and FPL Energy Seabrook, LLC as Buyer dated April 13, 2002, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-12527) on May 15, 2002 and incorporated herein by reference.

  3.1       Certificate of Incorporation of BayCorp Holdings, Ltd., filed as
            Exhibit 3.1 to the Registration Statement on Form S-4 of BayCorp Holdings, Ltd. (Registration Statement 333-3362) filed on April 11, 1996 and incorporated herein by reference.

  3.2 By-laws of BayCorp Holdings, Ltd., filed as Exhibit 3.2 to the Registration Statement on Form S-4 of BayCorp Holdings, Ltd. (Registration Statement 333-3362) filed on April 11, 1996 and incorporated herein by reference.

 10.1 Purchased Power Agreement between Unitil Power Corp. and Great Bay Power Corporation, dated April 26, 1993, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.2 Power Purchase Option Agreement between Unitil Power Corp. and Great Bay Power Corporation, dated December 22, 1993, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.3 Agreement to Amend between Unitil Power Corp. and Great Bay Power Corporation, dated as of July 23, 2002.

 10.4 Amended and Restated Purchase Power Agreement between Unitil Power Corp. and Great Bay Power Corporation, dated as of November 1, 2002.

 10.5 Registration Rights Agreement between Great Bay Power Corporation and the Selling Stockholders, dated April 7, 1994, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.6 Amendment to Registration Rights Agreement between Great Bay Power Corporation and the Selling Stockholders, dated November 23, 1994, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.7 Stock and Subscription Agreement among Great Bay Power Corporation and the Selling Stockholders, dated April 7, 1994, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

 10.8 Acknowledgement and Amendment to Stock and Subscription Agreement, dated November 23, 1994, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.9 Settlement Agreement by and among Great Bay Power Corporation, the Official Bondholders' Committee and the Selling Stockholders, dated September 9, 1994, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.10 Letter Agreement, dated December 20, 1994, between Great Bay Power Corporation and the Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.11 Letter Agreement, dated March 29, 1995, between Great Bay Power Corporation and the Selling Stockholders amending Registration Rights Agreement, as previously amended on November 23, 1994 and December 20, 1994, filed as an exhibit to the Registration Statement on Form S-1 of Great Bay Power Corporation (Registration No. 33-88232) declared effective on April 17, 1995 and incorporated herein by reference.

 10.12 1996 Stock Option Plan of BayCorp Holdings, Ltd., as amended, filed as Annex III to the Prospectus on Form 424B3 of BayCorp Holdings, Ltd. (Registration Statement 333-3362) filed on June 12, 1996 and incorporated herein by reference.*

 10.13 2001 Non-Statutory Stock Option Plan of BayCorp Holdings, Ltd., filed as Exhibit 99 to the Registration Statement on Form S-8 of BayCorp Holdings, Ltd. (Registration Statement 333-71976) filed on October 22, 2001 and incorporated herein by reference.*

 10.14 Employment Agreement between Frank W. Getman Jr. and BayCorp Holdings, Ltd., dated May 25, 2000, filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2000 and incorporated herein by reference.*

 10.15 Employment Agreement between Frank W. Getman Jr. and HoustonStreet Exchange, Inc., dated September 1, 2000, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2000 and incorporated herein by reference.*

 10.16 Incentive Stock Option Agreement, dated as of August 1, 1995, by and between Frank W. Getman Jr. and Great Bay Power Corporation, filed as an exhibit to the Quarterly Report on Form 10-Q of Great Bay Power Corporation for the quarter ended March 31, 1995 (File No. 0-25748) on May 9, 1995 and incorporated herein by reference.*

 10.17 Incentive Stock Option Agreement, dated as of September 17, 1996, by and between Frank W. Getman Jr. and Great Bay Power Corporation, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1996 and incorporated herein by reference.*

 10.18 Incentive Stock Option Agreement, dated July 30, 1999, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd., filed as
            Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.*

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

 10.19 Non-Statutory Stock Option Agreement, dated May 2, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd., filed as
            Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.20      Stock Option Agreement, dated May 25, 2000, by and between Anthony
            M. Callendrello and BayCorp Holdings, Ltd., filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.21 Non-Statutory Stock Option Agreement and related Incentive Stock Option Agreement, each dated May 2, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.22 Non-Statutory Stock Option Agreement, dated October 22, 2001 by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd., filed as
            Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.23 Non-Statutory Stock Option Agreement, dated October 22, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as
            Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.24 Non-Statutory Stock Option Agreement, dated October 22, 2001, by and between Patrycia T. Barnard and BayCorp Holdings, Ltd., filed as
            Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.25 Retention and Incentive Agreement, dated November 21, 2001, by and between Patrycia T. Barnard and BayCorp Holdings, Ltd., filed as
            Exhibit 10.31 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.26 Retention and Incentive Agreement, dated November 30, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd.+*

 10.27 Retention and Incentive Agreement, dated December 3, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd.+*

 10.28 Promissory Note, dated March 7, 2002, by John A. Tillinghast in favor of BayCorp Holdings, Ltd., filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.29 Stock Pledge Agreement, dated March 7, 2002, by and between John A. Tillinghast and BayCorp Holdings, Ltd., filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.30      1999 Stock Incentive Plan of HoustonStreet Exchange, Inc., filed as
            Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.*

 10.31 Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (first of two identically titled and dated agreements), filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.*

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

 10.32 Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (second of two identically titled and dated agreements), filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.*

 10.33 Consulting Agreement by and between BayCorp Holdings, Ltd. and Michael Latina dated April 24, 2002.*

 10.34 Series A Convertible Preferred Stock Purchase Agreement, dated as of February 2, 2000, as amended, by and among HoustonStreet Exchange, Inc. and the Purchasers (as defined therein), filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

 10.35 Form of Omnibus Signature Page dated as of March 6, 2000 relating to the preceding exhibit, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

 10.36 Fourth Amended and Restated Stockholders' Voting Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Purchasers (as defined therein), filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.37 Amended and Restated Investor Rights Agreement dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the other parties named therein, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.38 Third Amended and Restated Rights of First Refusal and Co-Sale Agreement dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the other parties named therein, filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.39 Senior Secured Note and Warrant Purchase Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Purchasers (as defined therein), filed as
            Exhibit 10.47 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.40 Series C Preferred Stock Warrant Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Holders (as defined therein), filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.41 Common Stock Warrant Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Holders (as defined therein), filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.42 Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of BayCorp Holdings, Ltd., filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.43 Series C Warrant No. W-C001, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to BayCorp Holdings, Ltd., filed as
            Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

 10.44 Series C Warrant No. W-C006, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to James S. Gordon, filed as Exhibit
            10.52 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.45 Series C Warrant No. W-C010, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to Omega Advisors, Inc., filed as
            Exhibit 10.53 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.46 Common Stock Warrant No. W-001, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to BayCorp Holdings, Ltd., filed as
            Exhibit 10.54 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.47 Common Stock Warrant No. W-006, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to James S. Gordon, filed as Exhibit
            10.55 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.48 Common Stock Warrant No. W-010, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to Omega Advisors, Inc., filed as
            Exhibit 10.56 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.49 Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of James S. Gordon, filed as
            Exhibit 10.57 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.50 Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of Omega Advisors, Inc., filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 16.1       Letter dated January 16, 2003 of Deloitte & Touche LLP, filed as
            Exhibit 16.1 to the Company's Current Report on Form 8-K (File No. 1-12527) on January 16, 2003 and incorporated herein by reference.

 16.2 Letter dated January 16, 2003 of Vitale, Caturano & Company, filed as Exhibit 16.2 to the Company's Current Report on Form 8-K (File No. 1-12527) on January 16, 2003 and incorporated herein by reference.

 21         List of Subsidiaries of BayCorp Holdings, Ltd.

 23.1 Consent of Arthur Andersen LLP, filed as Exhibit 23.1 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 23.2       Consent of Vitale, Caturano & Company.

 99.1 Letter to the Commission from BayCorp Holdings, Ltd. dated March 19, 2002 relating to representations of Arthur Andersen LLP, filed as
            Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 99.2       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

 99.3       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

+ Confidential materials omitted and filed separately with the Commission.

* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.