Form 10-Q
period 2003-03-31
BAYCORP HOLDINGS LTD
filed 2003-05-15
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended                       March 31, 2003
                                                        --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                        to
                                             --------------    -------------

      Commission file number                                1-12527
                                                            -------

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               02-0488443
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 1 NEW HAMPSHIRE AVENUE, SUITE 125                               03801
     PORTSMOUTH, NEW HAMPSHIRE
(Address of principal executive offices)                       (Zip Code)

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

Yes   X     No
    -----      -----

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes         No   X
    -----      -----

                Class                                Outstanding at May 8, 2003
---------------------------------------              --------------------------
Common Stock, $0.01 Par Value per Share                        646,874

                             BAYCORP HOLDINGS, LTD.

                                      INDEX


PART I - FINANCIAL INFORMATION:

         Item 1 - Financial Statements:

         Consolidated Statements of Income and Comprehensive Income -
            Three Months Ended March 31, 2003 and 2002 ..................      3

         Consolidated Balance Sheets at March 31, 2003
            and December 31, 2002 .......................................      4

         Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2003 and 2002 ..................      5

         Notes to Financial Statements ..................................      6

         Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................     10

         Item 3 - Quantitative and Qualitative Disclosures About
            Market Risk .................................................     14

PART II - OTHER INFORMATION:

         Item 5 - Other Information .....................................     15

         Item 6 - Exhibits and Reports on Form 8-K ......................     15

Signatures ..............................................................     16

Certifications ..........................................................     17

Exhibit Index ...........................................................     20

                             BAYCORP HOLDINGS, LTD.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in Thousands, except shares and per share data)

                                                      Three Months Ended     Three Months Ended
                                                        March 31, 2003         March 31, 2002
                                                        --------------         --------------

Operating Revenues                                        $       991            $    15,368

Operating Expenses
  Production                                                        0                  6,586
  Transmission                                                      0                    248
  Purchased Power                                               1,195                    192
  Unrealized Loss on Firm Energy Contracts                      1,083                      0
  Administrative & General                                        756                  1,984
  Depreciation & Amortization                                       0                    941
  Decommissioning Cost Accretion                                    0                  1,231
  Decommissioning Trust Fund Income                                 0                   (357)
  Taxes other than Income                                         128                    871
                                                          -----------            -----------
      Total Operating Expenses                                  3,162                 11,696

Operating Income (Loss)                                        (2,171)                 3,672

Other (Income) Deductions:
  Interest and Dividend Income                                   (402)                  (130)
  Other (Income) Deductions                                        (7)                   158
                                                          -----------            -----------
      Total Other (Income) Deductions                            (409)                    28

Income (Loss) Before Income Taxes                              (1,762)                 3,644
Income Taxes                                                        0                      0
                                                          -----------            -----------
Net Income  (Loss)                                             (1,762)                 3,644

Other Comprehensive Income, Net of Tax
  Unrealized Gain (Loss) on Securities                              0                   (496)
                                                          -----------            -----------
Comprehensive Income (Loss)                               ($    1,762)           $     3,148
                                                          ===========            ===========

Weighted Average Shares Outstanding - Basic                 7,844,102              8,423,241
Weighted Average Shares Outstanding - Diluted               7,844,102              8,573,790
Basic Net Income (Loss) Per Share                         ($     0.22)           $      0.43
Diluted Net Income (Loss) Per Share                       ($     0.22)           $      0.43

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                          March 31,      December 31,
                                                                            2003             2002
                                                                          --------         --------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                                 $  8,503         $134,164
  Restricted Cash - Escrow                                                   2,500            2,500
  Accounts Receivable, net                                                     339              316
  Prepayments & Other Assets                                                 3,184            3,427
                                                                          --------         --------
      Total Current Assets                                                  14,526          140,407

Other Assets:
  Energy Trading Contracts - at market                                       1,027            2,184

TOTAL ASSETS                                                              $ 15,553         $142,591
                                                                          ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                   $  1,123         $    414
  Miscellaneous Current Liabilities                                          1,990            6,141
                                                                          --------         --------
          Total Current Liabilities                                          3,113            6,555

Deferred Gain on Long Term Power Contract                                    1,995            2,061


Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
      Authorized - 20,000,000 shares,
      Issued and Outstanding - 646,874 and 8,455,269, respectively               6               84
   Additional Paid-in Capital                                                    0          100,893
   Accumulated Earnings                                                     10,439           32,998
                                                                          --------         --------
          Total Stockholders' Equity                                        10,445          133,975

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 15,553         $142,591
                                                                          ========         ========

 (The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                           Three Months      Three Months
                                                                               Ended            Ended
                                                                          March 31, 2003    March 31, 2002
                                                                          --------------    --------------
Net cash flow from operating activities:
    Net (loss) income                                                        ($  1,762)        $   3,644
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
         Depreciation and amortization                                               0               774
         Amortization of nuclear fuel                                                0             1,035
         Non-cash compensation expense                                              77                31
         Decommissioning trust accretion                                             0             1,231
         Decommissioning trust interest and other charges                            0               (73)
         (Increase) decrease in accounts receivable                                (23)            1,354
         Increase in materials & supplies                                            0              (135)
         (Increase) decrease in prepaids and other assets                        1,400            (1,698)
         Increase (decrease) in accounts payable and accrued expenses              710            (1,128)
         Decrease in taxes accrued                                              (2,241)                0
         Increase (decrease) in misc. and other liabilities                     (1,975)              133
                                                                             ---------         ---------
Net cash (used in) provided by operating activities                             (3,814)            5,168

Net cash flows used in investing activities:
  Capital additions                                                                  0              (164)
  Nuclear fuel additions                                                             0               (34)
  Payments to decommissioning fund                                                   0              (348)
  (Increase) decrease in restricted cash                                             0               526
  Purchased of short term Investments                                                0           (16,625)
  Sales of short term investments                                                    0               414
                                                                             ---------         ---------
Net cash used in investing activities                                                0           (16,231)

Net cash used in financing activities:
  Stock option exercise                                                          1,776               147
  Reacquired capital stock and options                                        (123,623)             (376)
                                                                             ---------         ---------
Net cash used in financing activities                                         (121,847)             (229)

Net decrease in cash and cash equivalents                                     (125,661)          (11,292)

Cash and cash equivalents, beginning of period                                 134,164            15,278
                                                                             ---------         ---------
Cash and cash equivalents, end of period                                     $   8,503         $   3,986
                                                                             =========         =========
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for promissory notes                     $       0         $     739
  Cash paid during the period for taxes                                          2,427                 0

(The accompanying notes are an integral part of these consolidated statements.)

                             BAYCORP HOLDINGS, LTD.


                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

      BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Until November 1, 2002, BayCorp had two principal operating subsidiaries that generated and marketed wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook"), until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. See "Sale of Seabrook Ownership" below. That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay were exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay had no franchise area or captive customers. The companies sold their power in the competitive wholesale power markets. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp formally dissolved Great Bay and Little Bay.

      In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC ("BayCorp Ventures"). GBPM was created to hold the purchased power contract that Great Bay had with Unitil Power Corporation ("Unitil") and arrange for the power supply to satisfy the contract. See "Note C - Commitments and Contingencies -Purchased Power Agreements." Effective January 1, 2003, GBPM assumed the Unitil contract and holds the Company's letter of credit established to secure GBPM's obligations under the Unitil contract. BayCorp Ventures was created to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer.

     BayCorp also owns shares representing approximately 46.4% of the voting power of all outstanding common and preferred shares of HoustonStreet Exchange, Inc. ("HoustonStreet"). HoustonStreet was incorporated in Delaware in 1999. HoustonStreet is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

Sale of Seabrook Ownership

     In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC, a subsidiary of FPL Group, Inc., ("FPL Energy Seabrook") agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. The purchase price included the projected fuel and non-fuel inventories at closing and Unit 2 components. The Sellers were responsible for making their then required decommissioning fund top off payments on or before the date of sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook including the requirement that it provide an appropriate future funding assurance subject to the approval of the New Hampshire Nuclear Decommissioning Financing Committee. FPL Energy Seabrook provided a parent company

                             BAYCORP HOLDINGS, LTD.


guaranty that it will fully fund its ownership share of the projected cost of decommissioning in a manner consistent with New Hampshire statutory requirements. FPL Energy Seabrook also agreed to comply with all employee protections required by New Hampshire law and the Settlement Agreement. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The escrow amounts are included in prepayments and miscellaneous current liabilities.

    The following unaudited pro forma income statement assumes the disposition of the Seabrook investment occurred on January 1, 2002. The unaudited pro forma financial information is presented for comparative purposes only and is not intended to be indicative of actual results of continuing operations that would have been achieved had the sale been consummated as of January 1, 2002, nor do they purport to indicate results which may be attained in the future.

                                                                      QUARTER  ENDED MARCH 31, 2002

                                                                                Seabrook
                                                                              Investment(1)
                                                             BayCorp            Proforma
                                                           Historical          Adjustments          Pro-Forma
                                                           -----------         -----------         -----------
                                                                         (dollars in thousands)
      OPERATING REVENUES
        Sales                                              $    15,368         ($   14,197)        $     1,171
      OPERATING EXPENSES
        Production                                               6,586              (6,586)                  0
        Transmission                                               248                (248)                  0
        Purchased Power                                            192                 439                 631
        Administrative & General                                 1,984              (1,035)                949
        Decommissioning Cost Accretion                           1,231              (1,231)                  0
        Decommissioning Trust Fund Income                         (357)                357                   0
        Depreciation and Amortization                              941                (941)                  0
        Taxes other than Income                                    871                (844)                 27
                                                           -----------         -----------         -----------
           Total Operating Expenses                             11,696             (10,089)              1,607
      OPERATING INCOME (LOSS)                                    3,672              (4,108)               (436)
      OTHER (INC) DEC
        Interest and Investment Income                            (130)                  0                (130)
        Other Expense                                              158                   0                 158
                                                           -----------         -----------         -----------
           Total Other Deductions                                   28                   0                  28
      INCOME (LOSS) BEFORE INCOME TAXES                          3,644              (4,108)               (464)
           Income Tax Expense                                        0                   0                   0
                                                           -----------         -----------         -----------
      NET INCOME (LOSS)                                    $     3,644         ($    4,108)        ($      464)
      Weighted Average Shares Outstanding - Basic            8,423,241                               8,423,241
      Weighted Average Shares Outstanding - Diluted          8,573,790                               8,423,241
      Basic Net Income (Loss) per share                    $       .43                             ($     0.06)
      Diluted Net Income (Loss) per share                  $       .43                             ($     0.06)

------------

(1) Pro forma income statement amounts represent sales under the Unitil contract along with related purchased power. The Admin & General expenses include the costs incurred by BayCorp to manage its investment in Seabrook. Pro forma results do not consider the cost reductions which would be required if the Company no longer held its Seabrook investment. Pro forma results also do not include assumed earnings on the proceeds from the sale of Seabrook.

                             BAYCORP HOLDINGS, LTD.


Tender Offer

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

      On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's approximately $97 million in NOL carryforwards, the Board determined and announced that it would not exercise its discretion to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide shareholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. At the extended expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options tendered for repurchase and cancellation) and the Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. As a result, as of March 31, 2003, the Company had 646,874 shares outstanding and cash and cash equivalents and restricted cash of approximately $11,003,000.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 as filed in Form 10-K, are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

                             BAYCORP HOLDINGS, LTD.


     Previously, Great Bay utilized unit contingent and firm forward power sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company follows the provisions of SFAS 133 Accounting for Derivative Activities and Hedging Activities. The Company recorded the related firm forward power sale contracts at fair value based on the estimated contract replacement value at each balance sheet date. The Company had one firm forward power sales contract, its amended power sales agreement with Unitil, as of March 31, 2003, which required mark-to-market accounting treatment. As a result, as of March 31, 2003, the Company has an unrealized gain on the mark-to-market of this firm forward power sales contract recorded in its financial statements. The net change in unrealized gain/(loss) on firm forward power sales contracts included in the accompanying consolidated statements of income for the quarter ended March 31, 2003 was a net loss of approximately $1,083,000. The mark to market value of the contract at March 31, 2003 was approximately $1.0 million. The Company had no firm forward power sales contracts as of March 31, 2002 that required mark-to-market accounting treatment.


NOTE C - COMMITMENTS AND CONTINGENCIES

Purchased Power Agreements

     In anticipation of the Seabrook sale, the Unitil Purchased Power Agreement ("PPA")was amended as of November 1, 2002. The amendment primarily modified the existing PPA to reduce the amount of power delivered to 9.06 megawatts, reduce the price that Unitil pays for power to $50.34 per megawatt hour, and provide that Great Bay would supply the power regardless of whether Seabrook is providing the power. The amendment also provided alternative security for Unitil's benefit, to replace and discharge the Third Mortgage that secured Great Bay's performance of the PPA. In connection with the amended PPA, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should the Company default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval. Great Bay assigned the Unitil PPA to GBPM.

    On March 17, 2003, Unitil announced the approval of a contract with Mirant Americas Energy Marketing, LP ("Mirant"), which provides for the sale of Unitil's existing power supply entitlements, including the PPA with GBPM, effective on May 1, 2003. GBPM's PPA with Unitil is not being assigned to Mirant. Rather, Unitil has appointed Mirant as their agent for purposes of administering the PPA with GBPM and Mirant is purchasing Unitil's entitlement under the PPA.

     This contract meets the definition of an energy trading contract under EITF 98-10 and 00-17. In accordance with the FASB's Emerging Issues Task Force interpretation 02-03 the inception gain (initial value of $2.1 million) on the contract has been deferred and will be recognized over the life of the contract. As of December 31, 2002 the fair value of the contract was $2.2 million. The deferred gain on the contract is $2.1 million. The Company recorded $65,800 of this deferred gain in the first quarter of 2003. These amounts are reflected in the Company's balance sheet.

NOTE D - INVESTMENT IN UNCONSOLIDATED AFFILIATES

     As of March 31, 2003, the Company owned shares representing approximately 46.4% of the voting power of all outstanding common and preferred shares of HoustonStreet. The Company also currently holds approximately $9.9 million in HoustonStreet senior secured promissory notes, of the approximate $12.6 million in senior secured promissory notes currently outstanding at HoustonStreet. Summarized financial information for the Company's investment in HoustonStreet, as accounted for by the equity method, is as follows:

                             BAYCORP HOLDINGS, LTD.


                                               Three Months ended       Year ended          Year ended
      HoustonStreet:                             March 31, 2003     December 31, 2002   December 31, 2001
                                                 --------------     -----------------   -----------------
      Total Assets                                $    570,184         $    585,238        $  1,256,400

      Total Liabilities                             12,824,369           12,558,312          14,784,100

      Commission Revenues                              237,166            1,689,906             523,393

      Net Gain (Loss)                                 (281,106)           1,383,376         (40,046,837)

      Company's Proportional Equity in Net
      Gain (Loss)                                 $   (130,433)        $    641,886        $(22,258,967)

      Gain (Loss) Reflected in BayCorp
              Financials                          $          0         $          0        $          0

            As of March 31, 2003, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet.

NOTE E - EQUITY

      On January 31, 2003 the Company announced an issuer tender offer to purchase up to 8,500,000 of its common stock shares. Under the terms of the offer, BayCorp shareholders could offer to sell to BayCorp all or a portion of the shares that they owned at a price of $14.85 per share in cash. The offer was expected to close on March 3, 2003. Due to the overwhelming response to the tender and the significant proration that would have been required to preserve the Company's net operating loss carryforwards, the Board of Directors decided that it would not exercise its discretion to effect a proration for that purpose and on March 4, 2003, extended the offer. The extension allowed shareholders additional time to either tender shares that had not been tendered or withdraw shares already tendered. The final result of the tender offer was announced on March 24, 2003. BayCorp exercised its right to purchase up to an additional 2% of its outstanding shares, and accepted 8,673,887 shares of common stock, including options tendered by directors, officers and employees for repurchase, in the tender. Funds were distributed to tendering shareholders and shares not accepted in the tender were returned to shareholders beginning on March 24, 2003. The Company distributed approximately $123,602,000. As of March 31, 2003 there were 646,874 shares outstanding and options to purchase 79,775 shares, 36,442 of which were then exercisable.

     BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

NOTE F - STOCK OPTIONS

     The Company accounted for its stock option plans under Accounting Principles Board Opinion No. 25, and as such no compensation cost was recognized on options that were granted prior to 2003 at fair market value and that had not been modified. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." There were no stock options granted in the first quarter of 2003.

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

     FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), effective July 1, 2000 and applied prospectively, (except for direct or indirect option repricings and the definition of an employee in which case the effective date is December 15, 1998), addresses compensation issues regarding the definition of an employee, modifications to plan awards, changes in grantee status, business combinations and share repurchase features. For transactions subject to the December 15, 1998 effective date, no compensation expense is recognized for the period between December 15, 1998 and July 1, 2000. FIN 44 requires variable accounting when direct or indirect reductions of the exercise price occur. In accordance with APB 25 and FIN 44, the Company recorded compensation expense related to the repriced and contingent options and the accelerated options of $77,000 and $31,000, respectively, for the quarters ended March 31, 2003 and 2002.

     Had compensation cost for these Plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                                             2003        2002
                                                           --------    -------
 Net Income (Loss): As Reported                            $(1,762)     $3,644
      Pro Forma............................. ..........     (1,925)      3,072
 Earnings (Loss) Per Share (Basic): As Reported            $  0.22      $ 0.43
      Pro Forma............................ ...........       0.25        0.37
 Earnings (Loss) Per Share (Diluted): As Reported          $  0.22      $ 0.43
      Pro Forma............................ ...........       0.25        0.36

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

None applicable to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

                             BAYCORP HOLDINGS, LTD.


      BayCorp derived substantially all of its revenue through its energy sales activities and its 100% equity interest in Great Bay Power Marketing in the first quarter of 2003 and its 100% equity interests in Great Bay and Little Bay in the first quarter of 2002. GBPM was created to hold the purchased power contract that Great Bay had with Unitil Power Corporation and arrange for the power supply to satisfy the contract. Great Bay and Little Bay were electric generating companies whose principal asset was a combined 15% joint ownership interest in the Seabrook Project. Great Bay and Little Bay were dissolved on December 31, 2002.

      The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented. In the first quarter of 2003, all revenues were derived from the sale of power pursuant to the purchased power contract with Unitil. Expenses for the first quarter of 2003 primarily included the cost of purchased power to satisfy this contract and general and administrative costs. In the first quarter of 2002, the Company's revenues were primarily derived from the sale of power generated from its 15% joint ownership interest in the Seabrook Project. Expenses included Seabrook operating costs, purchased power costs and Seabrook general and administrative costs.

Results of Operations: First Quarter of 2003 Compared to the First Quarter of
2002

Operating Revenues

      BayCorp's operating revenues decreased by approximately $14,377,000 to $991,000 in the first quarter of 2003 as compared to $15,368,000 in the first quarter of 2002. The decrease in operating revenues was primarily attributable to the decrease in the amount of power sold as a result of the Company's sale of its ownership interest in Seabrook. Sales of electricity decreased to approximately 19,674,900 kilowatt hour ("kWh") during the first quarter of 2003 as compared to approximately 378,038,000 kWhs in the first quarter of 2002. During the three months ended March 31, 2003, GBPM's average selling price increased 23.8%, to 5.04 cents per kWh as compared to an average selling price of 4.07 cents per kWh for the same period in 2002.

Expenses

      There were no Seabrook related operating expenses in the first quarter of 2003. Seabrook production and transmission expenses were $6,834,000 in the first quarter of 2002. Purchased power costs increased approximately $1,003,000, from $192,000 in the first quarter of 2002 to $1,195,000 in the first quarter of 2003. Since the sale of Seabrook, the Company has had to purchase power to satisfy its firm power agreement with Unitil. Administrative and general expenses were $756,000 in the first quarter of 2003 as compared to approximately $1,984,000 in the first quarter of 2002. Administrative and general expenses for the first quarter of 2002 included approximately $1,006,000 of Seabrook expenses. There were no Seabrook administrative and general expenses in the first quarter of 2003. There was no Seabrook related costs for depreciation, decommissioning cost accretion or decommissioning trust fund income in the first quarter of 2003. Charges of $941,000 and $1,231,000 and income of $357,000, respectively, were recorded in the first quarter of 2002. Taxes other than income for the first quarter of 2003 was approximately $128,000 and was primarily for payroll related taxes. Taxes other than income for the first quarter of 2002 was $871,000 and primarily reflected property and state utility taxes associated with the Company's ownership in Seabrook.

                             BAYCORP HOLDINGS, LTD.


      In the first quarter of 2003, GBPM recorded a net unrealized loss on its firm forward energy trading contract of $1,083,000. Sales for the first quarter of 2002 were made on a unit contingent basis as opposed to firm sales and, as such, there was no mark to market accounting for firm contracts in the first quarter of 2002.

      Interest income increased approximately $272,000 from $130,000 in the first quarter of 2002 to $402,000 in the first quarter of 2003 primarily due to higher average cash balances in the first quarter of 2003 as compared to the first quarter of 2002. Cash in the first quarter of 2003 included the proceeds from the sale of Seabrook and the disbursement of cash on March 24, 2003 upon completion of the Company's tender offer. The Company recorded other income of approximately $7,000 in the first quarter of 2003 as compared to recording other deductions of approximately $158,000 in the first quarter of 2002. During the first quarter of 2002, other deductions primarily reflected costs associated with the relocation of BayCorp headquarters.

Net Income

      As a result of the above factors, during the first quarter of 2003, the Company recorded a net loss of $1,762,000, or approximately $0.22 per share, as compared to net income of approximately $3,644,000, or approximately $0.43 per share, during the first quarter of 2002.

Liquidity and Capital Resources

      As of March 31, 2003, BayCorp had approximately $11,003,000 in cash and cash equivalents and restricted cash. BayCorp's cash generation for the three months ended March 31, 2003 was not sufficient to cover the cash requirements of the Company during this period. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by GBPM, will be sufficient to enable the Company to meet its anticipated cash requirements. However if the prices at which GBPM must purchase its power supply increases significantly from current levels, BayCorp or GBPM could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp or GBPM will be able to raise additional capital on acceptable terms or at all.

      BayCorp's cash and cash equivalents decreased approximately $125,661,000 during the first three months of 2003 primarily due the Company's issuer tender offer. The final result of the Tender Offer was announced on March 24, 2003. BayCorp exercised its right to purchase up to an additional 2% of its outstanding shares, and accepted 8,673,887 shares of common stock, including options tendered by directors, officers and employees for repurchase, in the tender. The Company distributed approximately $123,602,000 to tendering shareholders and option holders. In addition, in the first quarter of 2003, the Company received cash of approximately $1,776,000 from stock option exercise transactions.

      The Company had a net loss of approximately $1,762,000 during the first quarter of 2003. During the first quarter of 2003 there were cash expenditures of approximately $2,241,000 for federal and state tax payments. A decrease of approximately $1,400,000 in prepaids and other assets was primarily attributable to the settlement of post Seabrook closing adjustments, and were offset by corresponding decreases in miscellaneous current liabilities. The increase in accounts payable and accrued expenses of approximately $710,000 in the first quarter of 2003 was primarily attributable to purchased power costs.

                             BAYCORP HOLDINGS, LTD.


      The Company is presently evaluating options regarding the future direction of the business following the sale of Seabrook and the completion of the Company's issuer tender offer. Among the Company's available alternatives following the completion of its issuer tender offer are to acquire energy related assets, make other energy-related investments, including the development of its HoustonStreet subsidiary, or to liquidate. If the Company sought to invest in energy-related assets or other investments, the Company's cash remaining following the tender offer might be insufficient. In such case, the Company could seek to raise additional funds through debt or equity financing. There can be no assurance that the Company will be successful in obtaining additional financing. If the Company is not successful in obtaining additional financing, the Company would not be able to pursue its desired investments. In such case, the Company would consider all of the options then available, including liquidation. If the Company decides to liquidate, cash will be reserved to pay for the expected expenses of a liquidation and other liabilities of the Company.

      The Company reduced the number of employees from eleven as of December 31, 2001 to nine as of December 31, 2002 and to seven as of March 31, 2003. The Company relocated in March 2003 to a smaller office space in Portsmouth, New Hampshire.

Critical Accounting Policies

     Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 to the Consolidated Financial Statements in the Company's Form 10-K is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used by the Company.

     Stock Options

     The Company accounted for its stock option plans under APB No. 25 prior to 2003 and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. The Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. In accordance with APB 25 and FIN 44, the Company recorded compensation expense related to these options. Compensation expense was $77,000 and $31,000 for the quarters ended March 31, 2003 and 2002, respectively. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." There were no stock options granted in the first quarter of 2003.

     Principles of Consolidation

     The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. The Company had a 15% joint ownership interest in Seabrook, a 1,150 megawatt nuclear generating unit. The Company recorded in its financial statements its proportional share of Seabrook's assets, liabilities and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements. The Company accounts for its HoustonStreet investment on the equity method.

     Energy Marketing

     The Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company currently utilizes forward and spot market purchases to maximize the value of its Unitil agreement. The Company had not entered into any forward firm energy contracts as of March 31, 2002. The forward purchase contracts and Unitil agreement are recorded at fair value. The initial fair value gain of the Unitil agreement has been deferred and is being amortized over the life of the agreement.

Forward Looking Statements and Certain Factors That May Affect Future Results

      This Quarterly Report contains forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this report.

      History of Losses. BayCorp reported operating income for 2001 and 2002. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

      Liquidity Need. As of March 31, 2003, BayCorp had approximately $11 million in cash and cash equivalents and restricted cash. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2003. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. In that event, the Company and its wholly owned subsidiaries would likely need to raise additional capital from outside sources. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

      Primary Reliance on a Single Contract. BayCorp's principal source of revenue is its wholesale electricity trading business, which depends in large part on Great Bay Power Marketing's contract to sell power to Unitil Power Corporation. Accordingly, BayCorp's results of operations significantly depend on the successful and continued performance under the Unitil contract.

                             BAYCORP HOLDINGS, LTD.


     Risks Associated with Post-Closing Obligations from the Seabrook Sale. On November 1, 2002, Great Bay and Little Bay sold their interests in the Seabrook Project. In the Purchase and Sale Agreement for the Seabrook Project, FPL Energy Seabrook agreed to indemnify Great Bay and Little Bay against certain claims specified in the agreement. Great Bay and Little Bay also agreed to indemnify FPL Energy Seabrook against certain claims specified in the Purchase and Sale Agreement. If a claim is brought against Great Bay and Little Bay for which FPL Energy Seabrook is required to indemnify Great Bay and Little Bay but FPL Energy Seabrook fails to provide such indemnity, or if Great Bay is required to indemnify FPL Energy Seabrook pursuant to the agreement, then the Company's results of operations could be materially different. In addition, Great Bay and Little Bay have deposited funds into an escrow account for the payment of Seabrook expenses incurred subsequent to Closing. The amount escrowed was based on an estimate of those expenses. Should actual expenses be greater than the amount escrowed, additional funds will be required.

      Extensive Government Regulation. The electric energy industry is subject to extensive regulation by federal and state agencies. Great Bay Power Marketing is subject to the jurisdiction of the FERC and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

      The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts in prior years, including in 2002. GBPM tracks market exposure for any forward firm energy trading contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the Company's balance sheet. The positive, or negative, value of the portfolio of forward firm power commitments represents an estimation of the gain, or loss, that Great Bay and GBPM would have experienced if open firm commitments were covered at then-current market prices. As of March 31, 2003, GBPM had a net unrealized gain on forward firm fixed energy trading contracts of approximately $1,027,000.

                             BAYCORP HOLDINGS, LTD.


PART II - OTHER INFORMATION

Item 5. Other Information

      On May 9, 2003, the Company issued its first quarter 2003 earnings release. The earnings release is Exhibit 99.3 to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

      (a) See Exhibit Index.

      (b) The following reports on Form 8-K were filed during the three months ended March 31, 2003:

      Form 8-K filed on January 16, 2003 announcing its change in certifying accountants.

      Form 8-K/A filed on January 17, 2003 to correct typographical errors in the January 16, 2003 Form 8-K.

      Form 8-K/A filed on January 21, 2003 to amend the current report on Form 8-K filed on November 15, 2002, to include a pro forma balance sheet as of September 30, 2002 and to provide additional information regarding the previously announced disposition of certain assets made on November 1, 2002 by certain of BayCorp Holdings, Ltd.'s subsidiaries.

                             BAYCORP HOLDINGS, LTD.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BAYCORP HOLDINGS, LTD.


May 15, 2003                    /s/ Frank W. Getman Jr.
                                    ----------------------------------------
                                    Frank W. Getman Jr.
                                    President and Chief Executive Officer

                             BAYCORP HOLDINGS, LTD.


CERTIFICATIONS

I, Frank W. Getman Jr., President and Chief Executive Officer of BayCorp Holdings, Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of BayCorp Holdings, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and at the audit committee of registrant's board of directors (or person performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  May 15, 2003                  By:  /s/ Frank W. Getman Jr.
                                          ------------------------------
                                          Frank W. Getman Jr.
                                          President and Chief Executive Officer
                                          (principal executive officer)

                             BAYCORP HOLDINGS, LTD.


I, Frank W. Getman Jr., President and Chief Executive Officer of BayCorp Holdings, Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of BayCorp Holdings, Ltd;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in a light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  May 15, 2003                  By:  /s/ Frank W. Getman Jr.
                                          ------------------------------
                                          Frank W. Getman Jr.
                                          President and Chief Executive Officer
                                          (principal financial officer)

I, Patrycia T. Barnard, Vice President and Treasurer of BayCorp Holdings, Ltd., certify that:

1. I have reviewed this quarterly report on Form 10-Q of BayCorp Holdings, Ltd;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in a light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:  May 15, 2003                        By:  /s/ Patrycia T. Barnard
                                                ------------------------------
                                                Patrycia T. Barnard
                                                Vice President and Treasurer
                                                (chief accounting officer)

                             BAYCORP HOLDINGS, LTD.


                                  EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------
99.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.2              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.3              BayCorp Earning Release for the quarter ended March 31, 2003.