Form 10-K/A
period 2002-12-31
BAYCORP HOLDINGS LTD
filed 2003-06-09
CIK 1012127

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

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


================================================================================

EXPLANATORY NOTE

     BayCorp Holdings, Ltd. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2002 that was filed with the Securities and Exchange Commission on March 31, 2003, to insert Footnote 9 (Unaudited Quarterly Financial Information) to the Financial Statements included under Items 8 and 15 of the Annual Report. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Financial statements and supplementary data is presented in Part IV, Item 15 of this report.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Documents filed as a part of this Form 10-K/A:

     1. Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K/A.

     2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K/A.

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


U. FAIR VALUE OF FINANCIAL INSTRUMENTS.

    The estimated fair value of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:

                                              2002                                  2001
                                 -------------------------------      ---------------------------------
                                 Carrying Amount      Fair Value      Carrying Amount        Fair Value
                                 ---------------      ----------      ---------------        ----------
Cash & Cash Equivalents ..          $134,164          $134,164          $ 15,278          $ 15,278
Restricted Cash - Escrow .             2,500             2,500             1,903             1,903
Accounts Receivable ......               316               316             6,291             6,291
Decommissioning Trust Fund                --                --            32,048            32,048
Energy Trading Contracts .             2,184             2,184                --                --

The carrying amounts approximate fair value because of the short maturity of these instruments.

L. DETAIL OF MISCELLANEOUS CURRENT LIABILITIES

    Miscellaneous current liabilities consisted of the following as of December 31, 2002 and 2001:

                                                    2002            2001
                                                   ------          ------
Unrealized Loss on Firm Forward Contracts          $    8          $    0
Accrued Seabrook Costs ..................           3,594             900
Accrued Outage Costs ....................               0           3,336
Accrued Taxes ...........................           2,341             617
Accrued Other ...........................             198             681
                                                   ------          ------
                                                   $6,141          $5,534
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

9.   UNAUDITED SELECTED QUARTERLY FINANCIAL INFORMATION

     The following quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods (dollars are in thousands, except per share data):

-----------------------------------------------------------------------------------
                                               QUARTER ENDED
-------------------------------------------------------------------------------------
                                                                           12-Months
2002                             March      June    September   December     Ended
-------------------------------------------------------------------------------------
Operating Revenues              $15,368   $10,126    $15,559     $ 7,735    $48,788
-------------------------------------------------------------------------------------
Operating Income (Loss)           3,672    (1,999)     4,656      (4,868)     1,461
-------------------------------------------------------------------------------------
Gain on Sale of Seabrook             --        --         --      59,774     59,774
-------------------------------------------------------------------------------------
Net Income (Loss)                 3,644    (1,723)     4,831      52,121     58,873
-------------------------------------------------------------------------------------
Earnings (Loss) Per Share of
  common stock - basic          $  0.43   $ (0.20)   $  0.58     $  6.21    $  7.02
-------------------------------------------------------------------------------------
Earnings (Loss) Per Share of
  common stock - diluted        $  0.43   $ (0.20)   $  0.55     $  5.94    $  6.79
-------------------------------------------------------------------------------------
2001
-------------------------------------------------------------------------------------
Operating Revenues               19,267   $19,470    $22,359     $18,384    $79,480
-------------------------------------------------------------------------------------
Operating Income (Loss)           1,915    13,385      7,852      (2,014)    21,138
-------------------------------------------------------------------------------------
Net Income (Loss)                 1,573    13,543      7,871      (2,183)    20,804
-------------------------------------------------------------------------------------
Earnings (Loss) Per Share of
  common stock - basic          $  0.19   $  1.63    $  0.94     $ (0.26)   $  2.49
-------------------------------------------------------------------------------------
Earnings (Loss) Per Share of
  common stock - diluted        $  0.19   $  1.57    $  0.92     $ (0.26)   $  2.43
-------------------------------------------------------------------------------------

     On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $108.3 million for its interests in the Seabrook Project. The Company realized a gain on the sale of its Seabrook assets of approximately $59,774,000, or $7.12 and $6.81 per basic and diluted share, respectively.

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

                                                          BAYCORP HOLDINGS, LTD.

June 9, 2003                                        By: /s / Frank W. Getman Jr.
                                                        ------------------------
                                                            Frank W. Getman Jr.
                                                                President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                             DATE
---------                                       -----                             ----
/s/ Frank W. Getman Jr.               President, Director and                  June 9, 2003
----------------------------------    Chief Executive Officer (principal
Frank W. Getman Jr.                   executive officer, principal
                                      financial officer and principal
                                      accounting officer)

/s/ Alexander Ellis III               Director                                 June 9, 2003
----------------------------------
Alexander Ellis III

/s/ Stanley I. Garnett II             Director                                 June 9, 2003
----------------------------------
Stanley I. Garnett II

/s/ James S. Gordon                   Director                                 June 9, 2003
----------------------------------
James S. Gordon

/s/ Michael R. Latina                 Director                                 June 9, 2003
----------------------------------
Michael R. Latina

/s/Lawrence M. Robbins                Director                                 June 9, 2003
----------------------------------
Lawrence M. Robbins

/s/ John A. Tillinghast               Director                                 June 9, 2003
----------------------------------
John A. Tillinghast

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


Date: June 9, 2003             By: /s/ Frank W. Getman Jr.
                                   --------------------------
                                   Frank W. Getman Jr.
                                   President and Chief Executive Officer
                                   (principal executive officer)


Date: June 9, 2003             By: /s/ Frank W. Getman Jr.
                                   --------------------------
                                   Frank W. Getman Jr.
                                   President and Chief Executive Officer
                                   (principal financial officer)




I, Patrycia T. Barnard, Vice-President and Treasurer of BayCorp Holdings, Ltd. certify that:

1. I have reviewed this annual report on Form 10-K/A of BayCorp Holdings, Ltd;

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


Date: June 9, 2003                 By: /s/ Patrycia T. Barnard
                                       ------------------------
                                       Patrycia T. Barnard
                                       Vice-President Finance and Treasurer
                                       (chief accounting officer)

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

 10.3 Agreement to Amend between Unitil Power Corp. and Great Bay Power Corporation, dated as of July 23, 2002, filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 1-12527) filed on March 31, 2003 and incorporated herein by reference.

 10.4 Amended and Restated Purchase Power Agreement between Unitil Power Corp. and Great Bay Power Corporation, dated as of November 1, 2002, filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 1-12527) filed on March 31, 2003 and incorporated herein by reference.

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

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

 10.19 Non-Statutory Stock Option Agreement, dated May 2, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd., filed as
            Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.20      Stock Option Agreement, dated May 25, 2000, by and between Anthony
            M. Callendrello and BayCorp Holdings, Ltd., filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.21 Non-Statutory Stock Option Agreement and related Incentive Stock Option Agreement, each dated May 2, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.22 Non-Statutory Stock Option Agreement, dated October 22, 2001 by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd., filed as
            Exhibit 10.28 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.23 Non-Statutory Stock Option Agreement, dated October 22, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as
            Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.24 Non-Statutory Stock Option Agreement, dated October 22, 2001, by and between Patrycia T. Barnard and BayCorp Holdings, Ltd., filed as
            Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.25 Retention and Incentive Agreement, dated November 21, 2001, by and between Patrycia T. Barnard and BayCorp Holdings, Ltd., filed as
            Exhibit 10.31 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.26 Retention and Incentive Agreement, dated November 30, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 1-12527) filed on March 31, 2003 and incorporated herein by reference.+*

 10.27 Retention and Incentive Agreement, dated December 3, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd., filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 1-12527) filed on March 31, 2003 and incorporated herein by reference.+*

 10.28 Promissory Note, dated March 7, 2002, by John A. Tillinghast in favor of BayCorp Holdings, Ltd., filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.29 Stock Pledge Agreement, dated March 7, 2002, by and between John A. Tillinghast and BayCorp Holdings, Ltd., filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.*

 10.30      1999 Stock Incentive Plan of HoustonStreet Exchange, Inc., filed as
            Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.*

 10.31 Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (first of two identically titled and dated agreements), filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.*

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     ----------------------

 10.32 Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (second of two identically titled and dated agreements), filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.*

 10.33 Consulting Agreement by and between BayCorp Holdings, Ltd. and Michael Latina dated April 24, 2002, filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 1-12527) filed on March 31, 2003 and incorporated herein by reference.*

 10.34 Series A Convertible Preferred Stock Purchase Agreement, dated as of February 2, 2000, as amended, by and among HoustonStreet Exchange, Inc. and the Purchasers (as defined therein), filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

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

 21 List of Subsidiaries of BayCorp Holdings, Ltd., filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 001-12527) filed on March 31, 2003 and incorporated herein by reference.

 23.1 Consent of Arthur Andersen LLP, filed as an exhibit to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 23.2 Consent of Vitale, Caturano & Company, filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 001-12527) filed on March 31, 2003 and incorporated herein by reference.

 23.3       Consent of Vitale, Caturano & Company.

 99.1 Letter to the Commission from BayCorp Holdings, Ltd. dated March 19, 2002 relating to representations of Arthur Andersen LLP, filed as
            Exhibit 99.1 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 001-12527) filed on March 31, 2003 and incorporated herein by reference.

 99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as an exhibit to the Company's Annual Report on Form 10-K (SEC File No. 001-12527) filed on March 31, 2003 and incorporated herein by reference.


 99.4       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

 99.5       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002

+ Confidential materials omitted and filed separately with the Commission.

* Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.