Form 10-Q
period 2003-06-30
BAYCORP HOLDINGS LTD
filed 2003-08-12
CIK 1012127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2003
                                                       -------------
                                    OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                                          ----------    ----------

Commission file number                             1-12527
                                                   -------
                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)
     ------------------------------------------------------

          Delaware                                    02-0488443
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

1 New Hampshire Avenue, Suite 125                        03801
     Portsmouth, New Hampshire
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (603) 766-4990

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No  X
    ---       ---

               Class                          Outstanding at July 31, 2003
---------------------------------------       ----------------------------
Common Stock, $0.01 Par Value per Share                 646,937

                  BAYCORP HOLDINGS, LTD.
                         INDEX

PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

Consolidated Statements of Income and Comprehensive Income -
 Three and Six Months Ended June 30, 2003 and 2002                    3

Consolidated Balance Sheets at June 30, 2003
  and December 31, 2002                                               4

Consolidated Statements of Cash Flows -
  Six Months Ended June 30, 2003 and 2002                             5

Notes to Financial Statements                                         6

Item 2 -  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                      12

Item 3 -  Quantitative and Qualitative Disclosures
  About Market Risk                                                  17

Item 4 - Controls and Procedures                                     18

PART II - OTHER INFORMATION:

Item 5 - Other Information                                           18

Item 6 - Exhibits and Reports on Form 8-K                            18

Signatures                                                           19

Exhibit Index                                                        20

                          2

                  BAYCORP HOLDINGS, LTD.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                        (UNAUDITED)
(Dollars in Thousands, except shares and per share data)

                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2003            2002             2003         2002
                                     ----            ----             ----         ----
Operating Revenues                    $996         $10,126           $1,987       $25,494

Operating Expenses
  Production                             0           6,832                0        13,418
  Transmission                           0             291                0           539
  Purchased Power                      902              71            2,097           263
  Unrealized (Gain) Loss on Firm
   Energy Contracts                   (498)              0              585             0
  Administrative & General             905           2,269            1,661         4,253
  Depreciation & Amortization            0             939                0         1,880
  Decommissioning Cost Accretion         0           1,232                0         2,463
  Decommissioning Trust Fund
   Income                                0            (448)               0          (805)
  Taxes other than Income                4             939              132         1,810
                                   --------       ---------        ---------    ----------
      Total Operating Expenses       1,313          12,125            4,475        23,821

Operating Income (Loss)               (317)         (1,999)          (2,488)        1,673

Other (Income) Deductions:
  Interest and Dividend Income         (32)           (145)            (434)         (275)
  Other (Income) Deductions           (320)           (131)            (327)           27
                                   --------       ---------        ---------    ----------
      Total Other Income              (352)           (276)            (761)         (248)

Income (Loss) Before Income Taxes       35          (1,723)          (1,727)        1,921
  Income Taxes                           0               0                0             0
                                   --------       ---------        ---------    ----------
Net Income  (Loss)                      35          (1,723)          (1,727)        1,921
Other Comprehensive Income,
  Net of Tax
    Unrealized Loss on Securities        0             (205)              0          (701)
                                   --------       ----------       ---------    ----------
Comprehensive Income (Loss)            $35          ($1,928)         ($1,727)      $1,220
                                   ========       ==========       ==========   ==========
Weighted Average Shares
Outstanding - Basic                646,917        8,390,226        4,225,628    8,392,390
Weighted Average Shares
Outstanding - Diluted              653,357        8,390,226        4,225,628    8,692,600
Basic Net Income (Loss) Per Share    $0.05           ($0.20)          ($0.41)       $0.23
Diluted Net Income (Loss) Per
 Share                               $0.05           ($0.20)          ($0.41)       $0.22

 (The accompanying notes are an integral part of these consolidated statements.)

                          3

                  BAYCORP HOLDINGS, LTD.

               CONSOLIDATED BALANCE SHEETS
                      (UNAUDITED)
                 (Dollars in Thousands)

                                                June 30,           December 31,
                                                  2003                2002
                                                  ----                ----
ASSETS
Current Assets:
  Cash & Cash Equivalents                         $7,885            $134,164
  Restricted Cash - Escrow                         2,500               2,500
  Accounts Receivable, net                           328                 316
  Prepayments & Other Assets                       3,180               3,427
                                                 -------            ---------
      Total Current Assets                        13,893             140,407

Other Assets:
  Energy Trading Contracts - at market             1,459               2,184
                                                 --------           ---------
TOTAL ASSETS                                     $15,352            $142,591
                                                 ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses              $734               $414
  Miscellaneous Current Liabilities                 1,990              6,141
                                                 ---------          ---------
          Total Current Liabilities                 2,724              6,555

Deferred Gain on Long Term Power Contract           1,929              2,061
Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
    Authorized - 20,000,000 shares,
    Issued and Outstanding -
     646,937 and 8,455,269, respectively                6                 84
      Additional Paid-in Capital                  (20,579)           100,893
      Accumulated Earnings                         31,272             32,998
                                                 ---------          ---------
          Total Stockholders' Equity               10,699            133,975
                                                 ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $15,352           $142,591
                                                ==========          =========



(The accompanying notes are an integral part of these consolidated statements.)

                          4

                  BAYCORP HOLDINGS, LTD.

          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)
                 (Dollars in Thousands)

                                                                 Six Months Ended June 30,
                                                                    2003             2002
                                                                    ----             ----
Net cash flow from operating activities:
    Net (loss) income                                              ($1,727)         $1,921
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
       Depreciation and amortization                                     0           1,880
       Amortization of nuclear fuel                                      0           2,070
       Unrealized (gain) loss on the mark-to-market of firm
        energy trading contracts                                       716               0
       Deferred gain on power contract                                (131)              0
       Non-cash compensation expense                                   296             563
       Decommissioning trust accretion                                   0           2,463
       Decommissioning trust interest and other charges                  0            (806)
       (Increase) decrease in accounts receivable                      (12)          1,645
       Increase in materials & supplies                                  0               4
       (Increase) decrease in prepaids and other assets                256            (166)
       Increase (decrease) in accounts payable and accrued
        expenses                                                       452          (1,368)
       Increase (decrease) in misc. and other liabilities           (4,283)         (3,181)
                                                                 ----------        --------
Net cash (used in) provided by operating activities                ( 4,433)          5,025

Net cash flows used in investing activities:
  Capital additions                                                      0            (794)
  Nuclear fuel additions                                                 0             (98)
  Payments to decommissioning fund                                       0            (697)
  Decrease in restricted cash                                            0           1,546
  Purchases of short term investments                                    0         (16,625)
  Sales of short term investments                                        0           1,857
                                                                  ---------        --------
Net cash used in investing activities                                    0         (14,811)

Net cash used in financing activities:
  Stock option exercise                                              1,776             153
  Reacquired capital stock and options                            (123,622)           (376)
                                                                  ---------        --------
Net cash used in financing activities                             (121,846)           (223)

Net decrease in cash and cash equivalents                         (126,279)        (10,009)
Cash and cash equivalents, beginning of period                     134,164          15,278
                                                                  ---------        --------
Cash and cash equivalents, end of period                            $7,885          $5,269
Supplemental Disclosure of Non-cash Financing Activities:         =========        ========
  Stock option exercise in exchange for promissory notes                $0            $737
  Cash paid during the period for income taxes                      $2,241            $705

(The accompanying notes are an integral part of these consolidated statements.)

                          5

                  BAYCORP HOLDINGS, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

   BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Until November 1, 2002, BayCorp had two principal operating subsidiaries that generated and marketed wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire, (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. See "Sale of Seabrook Ownership" below. Those ownership interests entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay were exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay had no franchise area or captive customers. The companies sold their power in the competitive wholesale power markets. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp formally dissolved Great Bay and Little Bay.

   In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC ("BayCorp Ventures"). BayCorp formed GBPM to hold the purchased power contract that Great Bay had with Unitil Power Corporation ("Unitil") and to purchase the power supply to satisfy the Unitil contract. See "Note C - Commitments and Contingencies - Purchased Power Agreements." Effective January 1, 2003, GBPM assumed the Unitil contract and holds the Company's letter of credit established to secure GBPM's obligations under the Unitil contract. The Company formed BayCorp Ventures to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer. See "Note A - Tender Offer."

   BayCorp also owns shares representing approximately 46.4% of the voting power of all outstanding common and preferred shares of HoustonStreet Exchange, Inc. ("HoustonStreet"). HoustonStreet, incorporated in Delaware in 1999, is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

Sale of Seabrook Ownership

   In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC, a subsidiary of FPL Group, Inc., ("FPL Energy Seabrook") agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. The purchase price included the projected fuel and non-fuel inventories at closing and Unit 2 components. Great Bay, Little Bay and the other sellers were responsible for making their then required decommissioning fund top off payments on or before the date of sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook including the requirement that it provide an appropriate future funding

                  BAYCORP HOLDINGS, LTD.

assurance subject to the approval of the New Hampshire
Nuclear Decommissioning Financing Committee.  FPL
Group, Inc. provided a parent company guaranty that it will fully fund its ownership share of the projected cost of decommissioning in a manner consistent with New
Hampshire statutory requirements. FPL Energy Seabrook also agreed to comply with all employee protections required by New Hampshire law and the Settlement
Agreement. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately
$4.3 million. The escrow amounts are included in prepayments and the potential closing adjustments are included in miscellaneous current liabilities.

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


                                         Three Months Ended                 Six Months Ended
                                            June 30, 2002                     June 30, 2002
                               ------------------------------   -------------------------------
                                           Seabrook                          Seabrook
                                           Investment                        Investment
                                           (1)                               (1)
                                           Proforma                          Proforma
                               BayCorp     Adjust-               BayCorp     Adjust-
                               Historical  ments      Pro-Forma  Historical  ments      Pro-Forma
                               ---------  ----------  --------   ---------  ----------  --------
                                                     (dollars in thousands)
OPERATING REVENUES
  Sales                          $ 10,126   ($9,338)  $    788     25,494   ($ 23,535)  $   1,959
OPERATING EXPENSES
  Production                        6,832    (6,832)         0     13,418     (13,418)          0
  Transmission                        291      (291)         0        539        (539)          0
  Purchased Power                      71       561        632        263       1,000       1,263
  Administrative & General          2,269      (802)     1,467      4,253      (1,837)      2,416
  Decommissioning Cost
    Accretion                       1,232    (1,232)         0      2,463      (2,463)          0
  Decommissioning Trust Fund
    Income                           (448)      448          0       (805)        805           0
  Depreciation and Amortization       939      (939)         0      1,880      (1,880)          0
  Taxes other than Income             939      (920)        19      1,810      (1,764)         46
                                ---------- ---------  --------   ---------  ----------  ----------
     Total Operating Expenses      12,125   (10,007)     2,118     23,821     (20,096)      3,725

OPERATING INCOME (LOSS)            (1,999)      669     (1,330)     1,673      (3,439)     (1,766)
OTHER (INCOME) DEDUCTIONS
  Interest and Investment
    Income                           (145)        0       (145)      (275)          0        (275)
  Other Expense                      (131)        0       (131)        27           0          27
                               ---------- --------   ---------  ---------- ---------   ----------
   Total Other (Income)
     Deductions                      (276)        0       (276)      (248)          0        (248)
INCOME (LOSS) BEFORE INCOME
  TAXES                            (1,723)      669     (1,054)     1,921      (3,439)     (1,518)
Income Tax Expense                      0         0          0          0           0           0
                               ---------- ---------  --------   ---------  ----------  ----------
NET INCOME (LOSS)                 ($1,723)     $669    ($1,054)    $1,921     ($3,439)    ($1,518)
                               ========== =========  =========  =========  =========== ==========


Weighted Average Shares
Outstanding -Basic              8,390,226             8,390,226  8,392,390              8,392,390
Weighted Average Shares
Outstanding - Diluted           8,390,226             8,390,226  8,692,600              8,392,390
Basic Net Income (Loss) per
  share                            ($0.20)               ($0.13)     $0.23                 ($0.18)
Diluted Net Income (Loss) per
  share                            ($0.20)               ($0.13)     $0.22                 ($0.18)

  (1) Pro forma income statement amounts represent sales under the Unitil contract along with related purchased power. The pro forma Admin & General expenses include the costs incurred by BayCorp to manage its investment in Seabrook. Pro forma results do not consider the cost reductions which would be required if the Company no longer held its Seabrook investment.

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

  On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's approximately
$90 million in NOL carryforwards, the Board determined and announced that it would not exercise its discretion to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide shareholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. On March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn
(including options surrendered for repurchase and cancellation.) The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and surrendered options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. As a result, as of June 30, 2003, the Company had 646,937 shares outstanding and cash and cash equivalents and restricted cash of approximately $10,385,400.

Enron Claim

  On January 4, 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power
Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owes Great Bay
$1,075,200 for power delivered prior to Enron's Chapter
11 bankruptcy filing on December 2, 2001. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron has filed a plan of reorganization on July 11, 2003, which is subject to approval of creditors and the bankruptcy court. The amount of any recovery by the Company on account of its claim against Enron is uncertain.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year

                  BAYCORP HOLDINGS, LTD.

ended December 31, 2002 as filed in Form 10-K (as amended by Form 10-K/A filed June 9, 2003), are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K (as amended by Form 10-K/A filed June 9,
2003). The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

  Previously, Great Bay utilized unit contingent and firm forward power sales contracts to maximize the value of its 174 MW power supply from the Seabrook
Project.  The Company follows the provisions of SFAS
133 Accounting for Derivative Activities and Hedging
Activities. The Company recorded the related firm forward power sale contracts at fair value based on the estimated contract replacement value at each balance sheet date. The Company had one firm forward power sales contract, its amended power sales agreement with Unitil, as of June 30, 2003, which required mark-to-market accounting treatment. As of June 30, 2003, the Company has an unrealized loss on the mark-to-market of this firm forward power sales contract recorded in its financial statements. The net change in unrealized loss on firm forward power sales contracts included in the accompanying consolidated statements of income for the quarter ended June 30, 2003 was a net gain of approximately $432,100. The mark to market value of the contract at June 30, 2003 was approximately $1.5 million. The Company had no firm forward power sales contracts as of June 30, 2002 that required mark-to-market accounting treatment.

NOTE C - COMMITMENTS AND CONTINGENCIES

Purchased Power Agreements

   In anticipation of the Seabrook sale, the Unitil
Purchased Power Agreement ("PPA") was amended as of November 1, 2002. The amendment primarily modified the existing PPA to reduce the amount of power delivered to
9.06 megawatts and the price that Unitil pays for power to $50.34 per megawatt hour, and provide that Great Bay would supply the power regardless of whether Seabrook is providing the power. The amendment also provided alternative security for Unitil's benefit, to replace and discharge the Third Mortgage that secured Great
Bay's performance of the PPA. In connection with the amended PPA, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should Great Bay default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval.
Great Bay assigned the Unitil PPA to GBPM.

   This contract meets the definition of an energy trading contract under EITF 98-10 and 00-17. In accordance with FASB's Emerging Issues Task Force interpretation 02-03 the inception gain (initial value of $2.1 million) on the contract has been deferred and will be recognized over the life of the contract. As of December 31, 2002 the fair value of the contract was $2.2 million. The deferred gain on the contract was $2.1 million. The Company recorded $131,500 of this deferred gain in the first six months of 2003. These amounts are reflected in the Company's balance sheet.

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

NOTE D -  INVESTMENT IN UNCONSOLIDATED AFFILIATES

                  BAYCORP HOLDINGS, LTD.

   In January 2003, the FASB issued Interpretation No.
46, Consolidation of Variable Interest Entities - An
Interpretation of ARB No. 51. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support.
The Company has deemed that its subsidiary, HoustonStreet Exchange, Inc., is a variable interest entity. Although the Company has significant variable interest in HoustonStreet, the Company has determined that it is not the primary beneficiary as of June 30, 2003. Therefore, the Company has not consolidated
HoustonStreet. The Company's maximum exposure to loss in HoustonStreet was approximately $7.7 million at June
30, 2003. Losses totaling this amount were recognized in the Company's financial statements in prior periods.

   As of June 30, 2003, the Company owned shares representing approximately 46.4% of the voting power of all outstanding common and preferred shares of HoustonStreet. The Company also currently holds approximately $10.3 million in HoustonStreet senior secured promissory notes, of the approximate $12.9 million in senior secured promissory notes currently outstanding at HoustonStreet. Summarized financial information for the Company's investment in HoustonStreet, as accounted for by the equity method, is as follows:

                                                        Year ended        Year ended
                                   Six Months ended     December 31,      December 31,
    HoustonStreet:                   June 30, 2003        2002               2001
    -------------                   ---------------   -------------     ------------
    Total Assets                       $566,362            $585,238         $1,256,400
    Total Liabilities                13,121,862          12,558,312         14,784,100
    Revenues                            467,370           1,689,906          1,899,498
    Net Income (Loss)                  (582,421)          1,383,376        (14,936,899)
    Company's Proportional Equity
     in Net Income (Loss)             $(270,243)           $641,886        $(6,856,037)
    Income (Loss) Reflected in
     BayCorp Financials                      $0                  $0                 $0


   As of June 30, 2003, the Company had no investments or receivables from HoustonStreet recognized on the accompanying balance sheet.

NOTE E - EQUITY

   On January 31, 2003 the Company announced an issuer tender offer to purchase up to 8,500,000 shares of its common stock. Under the terms of the offer, BayCorp shareholders could tender to BayCorp all or a portion of the shares that they owned for a cash purchase price of $14.85 per share. The offer was expected to close on March 3, 2003. Due to the overwhelming response to the tender offer and the significant proration that would have been required to preserve the Company's NOL carryforwards, the Board of Directors decided that it would not exercise its discretion to effect a proration for that purpose and on March 4, 2003, extended the offer. The extension allowed shareholders additional time to either tender shares that had not been tendered or withdraw shares already tendered. BayCorp announced the final result of the tender offer on March 24, 2003.
BayCorp exercised its right to purchase up to an additional 2% of its outstanding shares, and accepted
8,673,887 shares of common stock including options surrendered by directors, officers and employees for repurchase, in the tender. Funds were distributed to tendering shareholders and shares not accepted in the tender were returned to shareholders beginning on March
24,

                  BAYCORP HOLDINGS, LTD.

2003. The Company distributed approximately
$123,622,000.  As of June 30, 2003 there were 646,937
shares outstanding and options to purchase 211,713 shares, 110,047 of which were then exercisable.

   BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

NOTE F - STOCK OPTIONS

   The Company accounted for its stock option plans under Accounting Principles Board Opinion No. 25, and as such no compensation cost was recognized on options that were granted prior to 2003 at fair market value and that had not been modified. On August 14, 2002 the Company announced that it would begin to account for all employee awards granted, modified, or settled after January 1, 2003 in accordance with SFAS No. 123,
"Accounting for Stock Based Compensation" on a prospective basis. Awards under the company's plans vest over periods ranging from one to three years.
Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the affect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                              6/30/03        6/30/02
                                                              -------        -------
     Net Income (Loss): As Reported                           $(1,727)        $1,921

       Stock compensation expense included in net
         income                                                   296            563
       Stock compensation expenses determined using
         fair value method for all awards                         237            708
                                                            ---------        -------
      Pro Forma.......................................      $  (1,668)       $ 1,776
     Earnings (Loss) Per Share (Basic): as reported.......  $   (0.41)       $  0.23
      Pro Forma.......................................      $   (0.40)       $  0.21
     Earnings (Loss) Per Share (Diluted): as reported.....  $   (0.41)       $  0.22
      Pro Forma.......................................      $   (0.40)       $  0.20

   In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory
Stock Option Plan. These options have an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company accounts for these options under FASB Interpretation No. 44,
Accounting for Certain Transactions involving Stock
Compensation ("FIN 44"). FIN 44 requires variable accounting when either direct or indirect reductions of the exercise price occurs. In accordance with APB 25 and FIN 44, the Company recorded compensation expense related to contingent and repriced options of $77,000 and $240,000, respectively, for the six months ended
June 30, 2003 and 2002. In April 2003, the Company issued 132,000 options pursuant to the 1996 Stock
Option Plan and the 2001 Non-Statutory Stock Option
Plan.  These options have an exercise price of $14.45.
The Company accounts for these options using the fair value method and recorded compensation of $219,000 in the second quarter of 2003 for these options.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

None applicable to the Company.

                  BAYCORP HOLDINGS, LTD.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Overview

   BayCorp derived substantially all of its revenue through its energy sales activities by GBPM in the first six months of 2003 and Great Bay and Little Bay in the first six months of 2002. BayCorp formed GBPM to hold the purchased power contract that Great Bay had with Unitil and to purchase the power supply to satisfy the Unitil contract. Great Bay and Little Bay were electric generating companies whose principal asset was a combined 15% joint ownership interest in the Seabrook
Project.  Great Bay and Little Bay were dissolved in
December 2002.

   The following discussion focuses solely on operating revenues and operating expenses and are presented in a substantially consistent manner for all of the periods presented. In the first six months of 2003, all operating revenues were derived from the sale of power pursuant to the purchased power contract with Unitil.
Expenses for the first six months of 2003 primarily consisted of the cost of purchased power to satisfy this contract and general and administrative costs. In the first six months of 2002, the Company's revenues were primarily derived from the sale of power generated from its 15% joint ownership interest in the Seabrook
Project. Expenses in that period included Seabrook operating costs, purchased power costs and Seabrook general and administrative costs.

Results of Operations: Second Quarter of 2003 Compared to the Second Quarter of 2002

Operating Revenues

   BayCorp's operating revenues decreased by approximately $9,130,000 to $996,000 in the second quarter of 2003 as compared to $10,126,000 in the second quarter of 2002. The decrease in operating revenues was primarily attributable to the decrease in the amount of power sold as a result of the Company's sale of its ownership interests in Seabrook. During the three months ended June 30, 2003, GBPM's average selling price increased 26.6%, to 5.04 cents per kWh as compared to an average selling price of 3.98 cents per kWh for Great Bay in the same period in 2002.

Expenses

   There were no Seabrook related operating expenses in
the second quarter of 2003.  Seabrook production and
transmission expenses were $7,123,000 in the second
quarter of 2002.  Purchased power costs increased
approximately $831,000 from $71,000 in the second
quarter of 2002 to $902,000 in the second quarter of
2003.  Since the sale of Seabrook, the Company has had
to purchase power to satisfy its firm power agreement
with Unitil.   Administrative and general expenses were
$905,000 in the second quarter of 2003 as compared to approximately $2,269,000 in the second quarter of 2002.
Administrative and general expenses for the second quarter of 2002 included approximately $831,000 of Seabrook expenses. There were no Seabrook administrative and general expenses in the second quarter of 2003. There were no Seabrook-related costs for depreciation, decommissioning cost accretion or decommissioning trust fund income in the second quarter of 2003. Charges of $939,000 and $1,232,000 and income of $448,000, respectively, were recorded for these items in the second quarter of 2002. Taxes other than income for the second quarter of 2003 were approximately $4,000 and were primarily payroll-related taxes. Taxes other

                  BAYCORP HOLDINGS, LTD.

than income for the second quarter of 2002 were $939,000 and primarily consisted of local and state taxes associated with the Company's ownership in Seabrook.

   In the second quarter of 2003, GBPM recorded a net unrealized gain on its firm forward energy trading contract of $498,000. Sales for the second quarter of 2002 were made on a unit contingent basis as opposed to firm sales and, as such, there was no mark-to-market accounting for firm contracts in the second quarter of 2002.

   Interest income decreased approximately $113,000
from $145,000 in the second quarter of 2002 to $32,000 in the second quarter of 2003 primarily due to lower average cash balances in the second quarter of 2003 as compared to the second quarter of 2002. Other income increased $189,000 from $131,000 in the second quarter of 2002 to $320,000 in the second quarter of 2003.
This increase was primarily attributable to the 2003 annual distribution made to Nuclear Electric Insurance
Limited ("NEIL") members representing BayCorp's share of distributions under mutual insurance policies associated with the Seabrook plant.

Net Income

   As a result of the above factors, during the second quarter of 2003, the Company recorded net income of $35,000, or approximately $0.05 per share, as compared to a net loss of approximately $1,723,000, or approximately $0.20 per share, during the second quarter of 2002.

Results of Operations: First Six Months of 2003
Compared to the First Six Months of 2002

Operating Revenues

   BayCorp's operating revenues decreased by approximately $23,507,000 to $1,987,000 in the first six months of 2003 as compared to $25,494,000 in the first six months of 2002. The decrease in operating revenues was primarily attributable to the decrease in the amount of power sold as a result of the Company's sale of its ownership interest in Seabrook. During the six months ended June 30, 2003, GBPM's average selling price increased 25.1%, to 5.04 cents per kWh as compared to an average selling price of 4.03 cents per kWh for Great Bay in the same period in 2002.

Expenses

   There were no Seabrook-related operating expenses in the first six months of 2003. Seabrook production and transmission expenses were $13,957,000 in the first six months of 2002. Purchased power costs increased approximately $1,834,000, from $263,000 in the first six months of 2002 to $2,097,000 in the first six months of 2003 because, since the sale of Seabrook, the Company has had to purchase power to satisfy its firm power agreement with Unitil. Administrative and general expenses were $1,661,000 in the first six months of 2003 as compared to approximately $4,253,000 in the first six months of 2002. Administrative and general expenses for the first six months of 2002 included approximately $1,837,000 of Seabrook expenses.
There were no Seabrook administrative and general expenses in the first six months of 2003. There were no Seabrook-related costs for depreciation, decommissioning cost accretion or decommissioning trust fund income in the first six months of 2003. Charges of $1,880,000 and $2,463,000 and income of $805,000, respectively, were recorded for these items in the first six months of 2002. Taxes other than income for the first six months of 2003 were approximately
$132,000 and were primarily payroll-related

                  BAYCORP HOLDINGS, LTD.

taxes. Taxes other than income for the first six months of 2002 were $1,810,000 and primarily reflected local and state taxes associated with the Company's ownership in Seabrook.

   In the first six months of 2003, GBPM recorded a net unrealized loss on its firm forward energy trading contract of $585,000. Sales for the first six months of 2002 were made on a unit contingent basis as opposed to firm sales and, as such, there was no mark-to-market accounting for firm contracts in the first quarter of 2002.

   Interest income increased approximately $159,000 from $275,000 in the first six months of 2002 to $434,000 in the first six months of 2003 primarily due to higher average cash balances in the first six months of 2003 as compared to the first six months of 2002.
The Company recorded other income of approximately
$327,000 in the first six months of 2003 as compared to other deductions of approximately $27,000 in the first six months of 2002. This increase in other income was primarily attributable to the 2003 annual distribution made to NEIL members representing BayCorp's share of distributions under mutual insurance policies associated with the Seabrook plant.

Net Income

   As a result of the above factors, during the first six months of 2003, the Company recorded a net loss of $1,727,000, or approximately $0.41 per share, as compared to net income of approximately $1,921,000, or approximately $0.23 per share, during the first six months of 2002.

Liquidity and Capital Resources

   As of June 30, 2003, BayCorp had approximately
$10,385,000 in cash and cash equivalents and restricted cash. BayCorp's cash generation for the six months ended June 30, 2003 was not sufficient to cover the cash requirements of the Company during this period.
The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by GBPM, will be sufficient to enable the Company to meet the currently anticipated cash requirements of its current operations. However if the prices at which GBPM must purchase its power supply increases significantly from current levels, BayCorp or GBPM could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp or GBPM will be able to raise additional capital on acceptable terms or at all.

   BayCorp's cash and cash equivalents decreased approximately $126,279,000 during the first six months of 2003 primarily due to the Company's issuer tender offer. The final result of the Tender Offer was announced on March 24, 2003. BayCorp exercised its right to purchase up to an additional 2% of its outstanding shares, and accepted 8,673,887 shares of common stock, including options surrendered by directors, officers and employees for repurchase, in the tender. The Company distributed approximately
$123,622,000 to tendering shareholders and option holders. In addition, in the first quarter of 2003, the Company received cash of approximately $1,776,000 from stock option exercise transactions.

   The Company had a net loss of approximately
$1,727,000 in the first six months of 2003. In the first six months of 2003 there was a non-cash charge to earnings of approximately $296,000 for compensation expense related to the accounting for stock options.
There was a non-cash charge for loss on the mark-to-market of the Unitil PPA of approximately $716,000 and a non-cash recognition of deferred gain on the Unitil
PPA of approximately $131,000. A decrease of approximately $256,000 in prepaids and other assets

                  BAYCORP HOLDINGS, LTD.

was primarily attributable to the settlement of post
Seabrook closing adjustments, and were offset by corresponding decreases in miscellaneous current liabilities. In addition, current liabilities decreased approximately $2,241,000 when installment payments were made for federal and state income taxes.
The increase in accounts payable and accrued expenses of approximately $452,000 in the first six months of 2003 was primarily attributable to purchased power costs.

   The Company is presently evaluating its alternatives regarding the future direction of the business following the sale of Seabrook and the completion of the Company's issuer tender offer. Among the Company's available alternatives are to acquire energy related assets, make other energy-related investments, including the further development of HoustonStreet, or liquidate. If the Company sought to invest in significant energy-related assets or other investments, the Company's cash remaining following the tender offer is likely to be insufficient. In such case, the Company could seek to raise additional funds through debt or equity financing. There can be no assurance that the Company would be successful in obtaining additional financing. If the Company is not successful in obtaining additional financing, the Company would not be able to pursue its desired investment alternatives. In such case, the Company would consider all of the options then available, including liquidation. If the Company decides to liquidate, cash would be reserved to pay for the expected expenses of liquidation and other liabilities of the Company.

   The Company reduced the number of employees from eleven as of December 31, 2001 to nine as of December
31, 2002 and then to seven as of June 30, 2003. As a cost savings measure, the Company relocated in March
2003 to smaller office space in Portsmouth, New
Hampshire and reduced the salaries of Mr. Getman and Mr. Callendrello.

Critical Accounting Policies

   Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and revenues and expenses. Note 1 to the Consolidated Financial Statements in the Company's
Form 10-K (as amended by Form 10-K/A filed June 9,
2003) is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of certain of the Company's critical accounting policies.

  Stock Options

   The Company accounted for its stock option plans under APB No. 25 prior to 2003 and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. In accordance with APB 25 and FIN 44, the Company recorded compensation expense related to these options.
Compensation expense for these options was $77,000 and $563,000 for the six months ended June 30, 2003 and 2002, respectively. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock
Based Compensation." The Company granted 132,000 stock options to directors, officers and employees in the second quarter of 2003. The Company recorded compensation expense of $219,000 for these options.

   Principles of Consolidation

                  BAYCORP HOLDINGS, LTD.


   BayCorp's Consolidated Financial Statements include the accounts of the Company and all its subsidiaries.
The Company had a 15% joint ownership interest in Seabrook, a 1,150 megawatt nuclear generating unit. The
Company recorded in its financial statements its proportional share of Seabrook's assets, liabilities and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

   In January 2003, FASB issued Interpretation No. 46,
Consolidation of Variable Interest Entities - An
Interpretation of ARB No. 51. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support.
The Company has deemed that HoustonStreet is a variable interest entity. Although the Company has a significant variable interest in HoustonStreet, the Company has determined that it is not the primary beneficiary of HoustonStreet's expected losses as of June 30, 2003. Therefore, the Company has not consolidated HoustonStreet.

   Energy Marketing

   The Company utilized unit contingent and firm forward sales contracts in the first six months of 2002 to maximize the value of its 174 MW power supply from the Seabrook Project. The Company currently utilizes forward and spot market purchases to maximize the value of its Unitil agreement. The Company had not entered into any forward firm energy contracts as of June 30, 2002. The forward purchase contracts and Unitil agreement are recorded at fair value. The initial fair value gain of the Unitil agreement has been deferred and is being recognized over the life of the agreement.

Forward Looking Statements and Certain Factors That May
Affect Future Results

   This Quarterly Report contains forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact, statements about the Company's future business direction, may be deemed to be forward-looking statements. Without limiting the foregoing, the words
"believes," "anticipates," "plans," "expects,"
"intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of BayCorp and/or its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this report.

   History of Losses. BayCorp reported operating income for 2001 and 2002. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

   Liquidity Need. As of June 30, 2003, BayCorp had approximately $10.4 million in cash and cash equivalents and restricted cash. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by GBPM, will be sufficient to enable the Company and its wholly owned subsidiaries to meet the currently anticipated cash requirements of the current operation in 2003. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. In that event, the Company and its wholly owned subsidiaries would likely need to raise additional capital from outside sources. There is no assurance that the Company or its subsidiaries

                  BAYCORP HOLDINGS, LTD.

would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

   Primary Reliance on a Single Contract. BayCorp's principal source of revenue is its wholesale electricity trading business, which depends in large part on GBPM's contract to sell power to Unitil.
Accordingly, BayCorp's results of operations significantly depend on continued and successful performance under the Unitil PPA.

   Risks Associated with Post-Closing Obligations from the Seabrook Sale. On November 1, 2002, Great Bay and
Little Bay sold their interests in the Seabrook
Project. In the Purchase and Sale Agreement for the
Seabrook Project, FPL Energy Seabrook agreed to indemnify Great Bay and Little Bay against certain claims specified in the agreement. Great Bay and Little Bay also agreed to indemnify FPL Energy Seabrook against certain claims specified in the Purchase and Sale Agreement. If a claim is brought against Great
Bay and Little Bay for which FPL Energy Seabrook is required to indemnify Great Bay and Little Bay but FPL
Energy Seabrook fails to provide such indemnity, or if Great Bay is required to indemnify FPL Energy Seabrook pursuant to the agreement, then the Company's results of operations could be materially different. In addition, Great Bay and Little Bay have deposited funds into an escrow account for the payment of Seabrook pre-closing expenses received subsequent to Closing. The amount escrowed was based on an estimate of those expenses. Should actual expenses be greater than the amount escrowed, additional funds will be required.

   Extensive Government Regulation. The electric energy industry is subject to extensive regulation by federal and state agencies. GBPM is subject to the jurisdiction of the FERC and, as a result, is required to file with FERC all contracts for the sale of electricity. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

   Risks Related to HoustonStreet. HoustonStreet's revenues depend on continued and expanded use of Internet-based wholesale energy trading platforms.
Electronic trading of wholesale energy is new and evolving, and thus may not achieve widespread market acceptance or emerge as a sustainable business. In addition, HoustonStreet will need to enhance trading liquidity in order to increase and sustain revenues.
As a technology-dependent business, HoustonStreet's business could suffer due to computer or communications systems interruptions or failures, technological change or adverse competitive developments. Further, as electronic commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could materially adversely affect HoustonStreet's business.
Although HoustonStreet currently is not aware that it infringes any other patents, it is possible that HoustonStreet's technology infringes patents held by third parties. If HoustonStreet were to be found infringing, the owner of the patent could sue
HoustonStreet for damages, prevent HoustonStreet from making, selling or using the owner's patented technology or could impose substantial royalty fees for those privileges. If any of the foregoing risks materialize, or other risks develop that adversely affect HoustonStreet, or if HoustonStreet fails to grow its revenues and net income, BayCorp could lose all of the value of its investment in HoustonStreet.

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk

Commodity Price Risk

                  BAYCORP HOLDINGS, LTD.

   The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts in prior years, including in 2002. GBPM tracks market exposure for any forward firm energy trading contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the Company's balance sheet. The positive, or negative, value of the portfolio of forward firm power commitments represents an estimation of the gain, or loss, that Great Bay and GBPM would have experienced if open firm commitments were covered at then-current market prices. As of June
30, 2003, GBPM had an unrealized loss on the mark-to-market of forward firm fixed energy trading contracts of approximately $716,000.

Item 4. Controls and Procedures

   BayCorp management, including the Chief Executive
Officer and the principal accounting officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2003.
Based on that evaluation, the Chief Executive Officer and the principal accounting officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

   In connection with the evaluation by BayCorp management, including the Chief Executive Officer and the principal accounting officer, of BayCorp's internal control over financial reporting, pursuant to Exchange
Act Rule 13a-15(d), no changes during the quarter ended
June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, BayCorp's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 5.  Other Information

   On August 11, 2003, the Company issued its second quarter 2003 earnings release. The earnings release is
Exhibit 99 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

 (a)   See Exhibit Index.

  (b) There were no reports on Form 8-K submitted for the three months ended June 30, 2003.

                  BAYCORP HOLDINGS, LTD.

                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                  BayCorp Holdings, Ltd.


August 12, 2003   /s/ Frank W. Getman Jr.
                    ------------------------
                  Frank W. Getman Jr.
                  President and Chief Executive Officer

                  BAYCORP HOLDINGS, LTD.

                     EXHIBIT INDEX

Exhibit No.      Description
----------       -----------

10.1      1996 Stock Option Plan of BayCorp Holdings,
          Ltd., as amended on April 28, 2003.

10.2 Non-Statutory Stock Option Agreement, dated as of April 28, 2003, by and between Frank W.
          Getman Jr. and BayCorp Holdings, Ltd.

10.3 Non-Statutory Stock Option Agreement, dated as of April 28, 2003, by and between Anthony
          M. Callendrello and BayCorp Holdings, Ltd.

10.4      Incentive Stock Option Agreement, dated as of
          April 28, 2003, by and between Frank W. Getman
          Jr. and BayCorp Holdings, Ltd.

10.5      Incentive Stock Option Agreement, dated as of
          April 28, 2003, by and between Anthony M.
          Callendrello and BayCorp Holdings, Ltd.

10.6 Non-Statutory Stock Option Agreement, dated as of April 28, 2003, by and between BayCorp directors and BayCorp Holdings, Ltd., schedule of individual grants included.

31.1      Certification of President and Chief
          Executive Officer (principal executive
          officer) pursuant to Exchange Act Rules
          13a-14 and 15d-14.

31.2      Certification of President and Chief
          Executive Officer (principal financial
          officer) pursuant to Exchange Act Rules
          13a-14 and 15d-14.

31.3 Certification of Vice President of Finance and Treasurer (chief accounting officer) pursuant to Exchange Act Rules 13a-14 and
          15d-14.

32.1      Certification of Chief Executive Officer and
          Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Vice President of Finance and Treasurer pursuant to 18 U.S.C. Section
          1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99 BayCorp Holdings, Ltd. Earnings Release for the quarter ended June 30, 2003.
