Form 10-Q
period 2003-09-30
BAYCORP HOLDINGS LTD
filed 2003-11-06
CIK 1012127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003
                                             ------------------
                                OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                to
                                          -----------    ------------

      Commission file number                              1-12527
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

Yes   X     No
     ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No   X
     ---       ---


               Class                         Outstanding at October 31, 2003
---------------------------------------      -------------------------------
Common Stock, $0.01 Par Value per Share                  646,937

INDEX


PART I - FINANCIAL INFORMATION:

      Item 1 - Financial Statements:

      Consolidated Statements of Income and Comprehensive Income -
        Three and Nine Months Ended  September 30, 2003 and 2002           3

      Consolidated Balance Sheets at September 30, 2003
        and December 31, 2002                                              4

      Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 2003 and 2002                      5

      Notes to Financial Statements                                        6

      Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operation                                 12

      Item 3 - Quantitative and Qualitative Disclosures
        About Market Risk                                                 18

      Item 4 - Controls and Procedures                                    18

PART II - OTHER INFORMATION:

      Item 4 - Submission of Matters to a Vote of Security Holders        19

      Item 5 - Other Information                                          20

      Item 6 - Exhibits and Reports on Form 8-K                           20

      Signatures                                                          21

      Exhibit Index                                                       22

                                     2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
            (Dollars in thousands, except shares and per share data)

                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                             2003         2002        2003          2002

Operating Revenues                            $1,007       $15,559      $2,994       $41,053


Operating Expenses
  Production                                       0         5,074           0        18,492
  Transmission                                     0           262           0           801
  Purchased Power                                903            13       3,000           276
  Unrealized Loss on Firm Energy
    Contracts                                    140             0         725             0
  Administrative & General                       891         2,884       2,552         7,137
  Depreciation & Amortization                      0           941           0         2,821
  Decommissioning Cost Accretion                   0         1,231           0         3,694
  Decommissioning Trust Fund Income                0         (342)           0       (1,147)
  Taxes other than Income                          4           840         136         2,650
                                          ----------    ----------  ----------    ----------
      Total Operating Expenses                 1,938        10,903       6,413        34,724
Operating Income (Loss)                        (931)         4,656     (3,419)         6,329

Other (Income) Deductions:
  Interest and Dividend Income                  (24)         (164)       (458)         (439)
  Other (Income) Deductions                       29          (11)       (298)            16
                                          ----------    ----------  ----------    ----------
      Total Other (Income) Deductions              5         (175)       (756)         (423)

Income (Loss) Before Income Taxes              (936)         4,831     (2,663)         6,752
  Income Taxes                                     0             0           0             0
                                          ----------    ----------  ----------    ----------
Net Income  (Loss)                             (936)         4,831     (2,663)         6,752
Other Comprehensive Income, Net of Tax
  Related to Unrealized Loss on
  Securities                                       0         (294)           0         (995)
                                          ----------    ----------  ----------    ----------
Comprehensive Income (Loss)                   ($936)        $4,537    ($2,663)        $5,757
                                          ==========    ==========  ==========    ==========
Weighted Average Shares Outstanding -
Basic                                        646,937     8,376,140   3,019,622     8,386,914
Weighted Average Shares Outstanding -
Diluted                                      646,937     8,763,558   3,019,622     8,719,134
Basic Net Income (Loss) Per Share            ($1.45)         $0.58     ($0.88)         $0.81
Diluted Net Income (Loss) Per Share          ($1.45)         $0.55     ($0.88)         $0.77

 (The accompanying notes are an integral part of these consolidated statements.)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                        September 30,2003  December 31, 2002
                                                       ------------------  -----------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                       $7,215          $134,164
  Restricted Cash - Escrow                                       2,500             2,500
  Accounts Receivable, net                                         328               316
  Prepayments & Other Assets                                     2,872             3,427
                                                             ---------         ---------
      Total Current Assets                                      12,915           140,407

Other Assets:
  Energy Trading Contracts - at market                           1,253             2,184
                                                             ---------         ---------
TOTAL ASSETS                                                   $14,168          $142,591
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                           $873              $414
  Miscellaneous Current Liabilities                              1,598             6,141
                                                             ---------         ---------
          Total Current Liabilities                              2,471             6,555

Deferred Gain on Long Term Energy Contract                       1,863             2,061
Commitments & Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
    Authorized - 5,000,000 and 20,000,000 shares,
     respectively
    Issued and Outstanding - 646,937 and 8,455,269
     shares, respectively                                            6                84
    Additional Paid-in Capital                                (20,507)           100,893
    Accumulated Earnings                                        30,335            32,998
                                                             ---------         ---------
          Total Stockholders' Equity                             9,834           133,975

                                                             ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $14,168          $142,591
                                                             =========         =========


 (The accompanying notes are an integral part of these consolidated statements.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 2003              2002
                                                                 ----              ----
Net cash flow from operating activities:

    Net (loss) income                                            ($2,663)           $6,752
    Adjustments to reconcile net earnings to net
    cash (used in) provided by operating activities:
       Depreciation and amortization                                    0            2,821
       Amortization of nuclear fuel                                     0            3,105
       Unrealized loss on the mark-to-market of
        firm energy trading contracts                                 922                0
       Deferred gain on energy contract                             (197)                0
       Non-cash compensation expense                                  367            1,125
       Decommissioning trust accretion                                  0            3,694
       Decommissioning trust interest and other charges                 0          (1,147)
       (Increase) decrease in accounts receivable                    (12)            1,616
       Increase in materials & supplies                                 0            (121)
       (Increase) decrease in prepaids and other assets               563          (1,117)
       Increase (decrease) in accounts payable
         and accrued expenses                                         460          (1,617)
       Decrease in taxes accrued                                  (2,341)            (207)
       Decrease in miscellaneous and other liabilities            (2,202)          (2,938)
                                                               ----------       ----------
    Net cash (used in) provided by operating activities           (5,103)           11,966

Net cash flows used in investing activities:
  Capital additions                                                     0          (1,413)
  Nuclear fuel additions                                                0            (146)
  Payments to decommissioning fund                                      0          (1,045)
  Decrease in restricted cash                                           0            1,903
  Purchases of short term investments                                   0         (16,585)
  Sales of short term investments                                       0            3,574
                                                               ----------       ----------
      Net cash used in investing activities                             0         (13,712)
Net cash used in financing activities:
  Stock option exercise                                             1,776              153
  Reacquired capital stock and options                          (123,622)          (1,240)
                                                               ----------       ----------
      Net cash used in financing activities                     (121,846)          (1,087)

Net decrease in cash and cash equivalents                       (126,949)          (2,833)
Cash and cash equivalents, beginning of period                    134,164           15,278
                                                               ----------       ----------
Cash and cash equivalents, end of period                           $7,215          $12,445
                                                               ==========       ==========
Supplemental Disclosure of Non-cash Financing Activities:
  Stock option exercise in exchange for promissory notes               $0           $1,036
  Cash paid during the period for income taxes                     $2,241             $737

 (The accompanying notes are an integral part of these consolidated statements.)

                                     5

                  NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Until November 1, 2002, BayCorp had two principal operating subsidiaries that generated and marketed wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire, (the "Seabrook Project" or "Seabrook") until November 1, 2002, when Great Bay and Little Bay sold their interests in Seabrook. See "Sale of Seabrook Ownership" below. Those ownership interests entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay were exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). Unlike regulated public utilities, Great Bay and Little Bay had no franchise area or captive customers. The companies sold their power in the competitive wholesale power markets. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp formally dissolved Great Bay and Little Bay.

  In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC ("BayCorp Ventures"). BayCorp formed GBPM to hold the purchased power contract that Great Bay had with Unitil Power Corporation ("Unitil") and to purchase the power supply to satisfy the Unitil contract. See "Note C - Commitments and Contingencies - Purchased Power Agreements." Effective January 1, 2003, GBPM assumed the Unitil contract and holds the Company's letter of credit established to secure GBPM's obligations under the Unitil contract. The Company formed BayCorp Ventures to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's issuer tender offer. See "Note A - Tender Offer."

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

Sale of Seabrook Ownership

  In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC, a subsidiary of FPL Group, Inc. ("FPL Energy Seabrook"), agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. The purchase price included the projected fuel and non-fuel inventories at closing and Unit 2 components. Great Bay, Little Bay and the other sellers were responsible for making their then required decommissioning fund top off payments on or before the date of sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook including the requirement that it provide an appropriate future funding assurance subject to the approval of the New Hampshire Nuclear Decommissioning Financing Committee. FPL Group, Inc. provided a parent company guaranty that it will fully fund its ownership share of the projected cost of decommissioning in a manner consistent with New Hampshire statutory requirements. FPL Energy Seabrook also agreed to comply with all employee protections required by New Hampshire law and the Settlement Agreement. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts are included in prepayments and the potential closing adjustments are included in miscellaneous current liabilities.

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



                                        Three Months Ended                 Nine Months Ended
                                        September 30, 2002                 September 30, 2002
                                        ------------------                -------------------
                                             Seabrook                            Seabrook
                                             Investment                          Investment
                                             (1)                                 (1)
                                             Proforma                            Proforma
                               BayCorp      Adjust-                 BayCorp     Adjust-
                               Historical   Ments       Pro-Forma   Historical  Ments      Pro-Forma
                               ----------   ----------  ---------   ----------  ---------  --------
                                                        (dollars in thousands)
OPERATING REVENUES
  Sales                           $15,559   ($14,363)      $1,196     $41,053  ($37,898)      $3,155
OPERATING EXPENSES
  Production                        5,074     (5,074)           0      18,492   (18,492)           0
  Transmission                        262       (262)           0         801      (801)           0
  Purchased Power                      13         757         770         276      1,757       2,033
  Administrative & General          2,884     (1,233)       1,651       7,137    (3,070)       4,067
  Decommissioning Cost
   Accretion                        1,231     (1,231)           0       3,694    (3,694)           0
  Decommissioning Trust Fund
   Income                           (342)         342           0     (1,147)      1,147           0
  Depreciation and Amortization       941       (941)           0       2,821    (2,821)           0
  Taxes other than Income             840       (828)          12       2,650    (2,592)          58
                                 --------    --------    --------    --------   --------    --------
     Total Operating Expenses      10,903     (8,470)       2,433      34,724   (28,566)       6,158
OPERATING INCOME (LOSS)             4,656     (5,893)     (1,237)       6,329    (9,332)     (3,003)
OTHER (INCOME) DEDUCTIONS
  Interest and Investment
    Income                          (164)           0       (164)       (439)          0       (439)
  Other Expense                      (11)           0        (11)          16          0          16
                                 --------    --------    --------    --------   --------    --------
   Total Other (Income)
     Deductions                     (175)           0       (175)       (423)          0       (423)
INCOME (LOSS) BEFORE INCOME
  TAXES                             4,831     (5,893)     (1,062)       6,752    (9,332)     (2,580)
Income Tax Expense                      0           0           0           0          0           0
                                 --------    --------    --------    --------   --------    --------
NET INCOME (LOSS)                  $4,831    ($5,893)    ($1,062)      $6,752   ($9,332)    ($2,580)
                                 ========    ========    ========    ========   ========    ========
Weighted Average Shares
 Outstanding - Basic            8,376,140               8,376,140   8,386,914              8,386,914
Weighted Average Shares
 Outstanding - Diluted          8,763,558               8,376,140   8,719,134              8,386,914
Basic Net Income (Loss)
 per share                          $0.58                 ($0.13)       $0.81                ($0.31)
Diluted Net Income (Loss)
 per share                          $0.55                 ($0.13)       $0.77                ($0.31)

                                         7


(1) Pro forma income statement amounts represent sales under the Unitil contract along with related purchased power. The pro forma Administrative &
  General expenses include the costs incurred by BayCorp to manage its investment in Seabrook. Pro forma results do not consider the cost reductions which would be required if the Company no longer held its Seabrook investment.

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

  On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's approximately
$90 million in NOL carryforwards, the Board determined and announced that it would not exercise its discretion to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide shareholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. On March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn
(including options surrendered for repurchase and cancellation.) The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and surrendered options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. As of September 30, 2003, the Company had 646,937 shares outstanding and cash and cash equivalents and restricted cash of approximately $9,715,000.

Enron Claim

  On January 4, 2002, BayCorp reported that Great
Bay received notice on December 21, 2001 from Enron
Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owes
Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2,
2001. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron filed a plan of reorganization on July 11, 2003, which is subject to approval of creditors and the bankruptcy court.
BayCorp is currently negotiating to sell the undisputed portion of its claim to an institutional investor.
BayCorp would retain the unscheduled portion of the claim. Whether BayCorp will be able to complete the sale of its claim or the amount the Company would receive upon the sale of its claim against Enron is uncertain.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2002 as filed in Form 10-K (as amended by Form 10-K/A filed June 9, 2003), are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K (as amended by Form 10-K/A filed June 9,
2003). The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

  Previously, Great Bay utilized unit contingent and firm forward power sales contracts to maximize the value of its 174 MW power supply from the Seabrook
Project. The Company recorded the related firm forward power sale contracts at fair value based on the estimated contract replacement value at each balance sheet date. The Company has one firm forward power sales contract, its amended power sales agreement with Unitil, as of September 30, 2003, which required mark-to-market accounting treatment. As of September 30, 2003, the Company has an unrealized gain on the mark-to-market of this firm forward power sales contract recorded in its financial statements. The net change in unrealized position on firm forward power sales contracts included in the accompanying consolidated statements of income for the quarter ended September
30, 2003 was a net loss of approximately $140,000. The mark-to-market value of the contract at September 30, 2003 was approximately $1.3 million. The Company had no firm forward power sales contracts as of September
30, 2002 that required mark-to-market accounting treatment.

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

  This contract meets the definition of an energy trading contract under EITF 98-10 and 00-17. In accordance with FASB's Emerging Issues Task Force interpretation 02-03 the inception gain (initial value of $2.1 million) on the contract has been deferred and will be recognized over the life of the contract. As of December 31, 2002 the fair value of the contract was $2.2 million. The deferred gain on the contract was $2.1 million. The Company recorded $197,200 of this deferred gain in the first nine months of 2003. These amounts are reflected in the Company's financial statements.

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

NOTE D -  INVESTMENT IN UNCONSOLIDATED AFFILIATES

 In January 2003, the FASB issued Interpretation No.
46, Consolidation of Variable Interest Entities - An
Interpretation of ARB No. 51. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support.
The Company has deemed that its subsidiary, HoustonStreet Exchange, Inc., is a variable interest entity. Although the Company has significant variable interest in HoustonStreet, the Company has determined that it is not the primary beneficiary as of September
30, 2003.  Therefore, the Company has not consolidated
HoustonStreet. The Company's maximum exposure to loss in HoustonStreet was approximately $7.7 million at September 30, 2003. Losses totaling this amount were recognized in the Company's financial statements in prior periods.

 As of September 30, 2003, the Company owned shares representing approximately 46.4% of the voting power of all outstanding common and preferred shares of HoustonStreet. Summarized financial information for the Company's investment in HoustonStreet, as accounted for by the equity method, is as follows:

                                             Nine Months       Year ended       Year ended
                                                ended          December 31,    December 31,
HoustonStreet:                           September 30, 2003       2002             2001
--------------                           ------------------  --------------   --------------
Total Assets                                     $525,996         $585,238      $1,256,400
Total Liabilities                              13,414,903       12,558,312      14,784,100
Revenues                                          659,621        1,689,906       1,899,498
Net Income (Loss)                               (915,828)        1,383,376    (14,936,899)
Company's Proportional Equity in Net
  Income (Loss)                                $(424,944)         $641,886    $(6,856,037)
Income (Loss) Reflected in BayCorp
  Financials                                           $0               $0              $0


 The Company also currently holds approximately $10.5 million in HoustonStreet senior secured promissory notes, of the approximate $13.2 million in senior secured promissory notes currently outstanding at HoustonStreet. Unless extended, the maturity date for the notes is January 15, 2004.

  As of September 30, 2003, the Company had no investments in or receivables from HoustonStreet recognized on the accompanying balance sheet.

  Holders of 5% or more of the shares of Series A and B
Convertible Preferred Stock of HoustonStreet may
request that HoustonStreet redeem such shares in three
equal annual installments on each of the fourth, fifth
and sixth anniversaries of their initial issuance. The
redemption price is $3.75 per share of Series A stock
and $12.00 per share of Series B. The first of such
redemption dates is March 31, 2004.  The management of
HoustonStreet believes that the redemption prices are
far in excess of the market value of the Series A and B
Preferred Stock, and HoustonStreet does not currently
have either the resources or the legal ability to be
able to pay such redemption, if requested. Given the
large amount of senior secured indebtedness that
HoustonStreet would have to repay before it could
redeem such shares, HoustonStreet is considering
several options, including the repurchase of shares of
Series A and B Preferred Stock at a nominal price.
Either the redemption or repurchase of preferred shares
could result in BayCorp regaining majority ownership
and control of HoustonStreet. In that event, BayCorp
would be required to consolidate HoustonStreet in the
BayCorp financial statements.
                                     10

NOTE E - EQUITY

  On January 31, 2003 the Company announced an issuer tender offer to purchase up to 8,500,000 shares of its common stock. Under the terms of the offer, BayCorp shareholders could tender to BayCorp all or a portion of the shares that they owned for a cash purchase price of $14.85 per share. The offer was expected to close on March 3, 2003. Due to the overwhelming response to the tender offer and the significant proration that would have been required to preserve the Company's NOL carryforwards, the Board of Directors decided that it would not exercise its discretion to effect a proration for that purpose and on March 4, 2003, extended the offer. The extension allowed shareholders additional time to either tender shares that had not been tendered or withdraw shares already tendered. BayCorp announced the final result of the tender offer on March 24, 2003.
BayCorp exercised its right to purchase up to an additional 2% of its outstanding shares, and accepted
8,673,887 shares of common stock including options surrendered by directors, officers and employees for repurchase, in the tender. Funds were distributed to tendering shareholders and shares not accepted in the tender were returned to shareholders beginning on March
24, 2003. The Company distributed approximately
$123,622,000.  As of September 30, 2003 there were
646,937 shares outstanding and options to purchase
221,713 shares, 120,047 of which were then exercisable.

  BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

NOTE F - STOCK OPTIONS

  The Company accounted for its stock option plans under Accounting Principles Board Opinion No. 25 and related interpretations, and as such no compensation cost was recognized on options that were granted prior to 2003 at fair market value and that had not been modified. On August 14, 2002 the Company announced that it would begin to account for all employee awards granted, modified, or settled after January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock
Based Compensation" and SFAS 148, "Accounting for Stock
Based Compensation - Transition and Disclosure" on a prospective basis. Awards under the company's plans vest over periods ranging from one to three years.
Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                               9/30/03            9/30/02
                                                               -------             ------
Net Income (Loss): As Reported                               $(2,663)            $  6,752
    Stock compensation expense included in net
      income                                                      367               1,125
    Stock compensation expenses determined using
         fair value method for all awards                       (317)             (3,166)
                                                             --------            --------
    Pro Forma . . . . . . . . . . . . . . . . . . . .        $(2,613)            $  4,711
Earnings (Loss) Per Share (Basic): as reported . . .          $(0.88)            $   0.81
    Pro Forma . . . . . . . . . . . . . . . . . . . .         $(0.87)            $   0.56
Earnings (Loss) Per Share (Diluted): as reported . .          $(0.88)            $   0.77
    Pro Forma . . . . . . . . . . . . . . . . . . . .         $(0.87)            $   0.54

                                           11

      In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory
Stock Option Plan. These options have an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company recorded compensation expense related to contingent and repriced options of $77,000 and $1,125,000, respectively, for the nine months ended September 30, 2003 and 2002.

  In April 2003 and July 2003, the Company issued
132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory
Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense of $71,000 in the third quarter of 2003 and $290,000 for the nine months ended September
30, 2003 for these options.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

None applicable to the Company.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Overview

  BayCorp derived substantially all of its revenue through its energy sales activities by GBPM in the first nine months of 2003 and Great Bay and Little Bay in the first nine months of 2002. BayCorp formed GBPM to hold the purchased power contract that Great Bay had with Unitil and to purchase the power supply to satisfy the Unitil contract. Great Bay and Little Bay were electric generating companies whose principal asset was a combined 15% joint ownership interest in the Seabrook
Project.  Great Bay and Little Bay were dissolved in
December 2002.

  The following discussion focuses solely on operating revenues and operating expenses and are presented in a substantially consistent manner for all of the periods presented. In the first nine months of 2003, all operating revenues were derived from the sale of power pursuant to the purchased power contract with Unitil.
Expenses for the first nine months of 2003 primarily consisted of the cost of purchased power to satisfy this contract and general and administrative costs. In the first nine months of 2002, the Company's revenues were primarily derived from the sale of power generated from its 15% joint ownership interest in the Seabrook
Project. Expenses in that period included Seabrook operating costs, purchased power costs and Seabrook general and administrative costs.

Results of Operations: Third Quarter of 2003 Compared to the Third Quarter of 2002

Operating Revenues

  BayCorp's operating revenues decreased by approximately $14,552,000 to $1,007,000 in the third quarter of 2003 as compared to $15,559,000 in the third quarter of 2002. The decrease in operating revenues was primarily attributable to the decrease in the amount of power sold as a result of the

Company's sale of its ownership interests in Seabrook.
During the three months ended September 30, 2003, GBPM's average selling price increased 24.4%, to 5.04 cents per kWh as compared to an average selling price of 4.05 cents per kWh for Great Bay in the same period in 2002.

Expenses

  There were no Seabrook related operating expenses in
the third quarter of 2003.  Seabrook production and
transmission expenses were $5,336,000 in the third
quarter of 2002.  Purchased power costs increased
approximately $890,000 from $13,000 in the third
quarter of 2002 to $903,000 in the third quarter of
2003.  Since the sale of Seabrook, the Company has had
to purchase power to satisfy its firm power agreement
with Unitil.   Administrative and general expenses were
$891,000 in the third quarter of 2003 as compared to approximately $2,884,000 in the third quarter of 2002.
Administrative and general expenses for the third quarter of 2002 included approximately $1,100,000 of Seabrook expenses. There were no Seabrook administrative and general expenses in the third quarter of 2003. There were no Seabrook-related costs for depreciation, decommissioning cost accretion or decommissioning trust fund income in the third quarter of 2003. Charges of $941,000 and $1,231,000 and income of $342,000, respectively, were recorded for these items in the third quarter of 2002. Taxes other than income for the third quarter of 2003 were approximately
$4,000 and were primarily payroll-related taxes. Taxes other than income for the third quarter of 2002 were $840,000 and consisted primarily of local and state taxes associated with the Company's ownership in Seabrook.

  In the third quarter of 2003, GBPM recorded a net unrealized loss on its firm forward energy trading contract of $140,000. Sales for the third quarter of 2002 were made on a unit contingent basis as opposed to firm sales and, as such, there was no mark-to-market accounting for firm contracts in the third quarter of 2002.

  Interest income decreased approximately $140,000 from $164,000 in the third quarter of 2002 to $24,000 in the third quarter of 2003 primarily due to lower average cash balances in the respective periods.

Net Income

  As a result of the above factors, during the third quarter of 2003, the Company recorded a net loss of $936,000, or approximately $1.45 per share, as compared to net income of approximately $4,831,000, or approximately $0.58 per share, during the third quarter of 2002.

Results of Operations: First Nine Months of 2003
Compared to the First Nine Months of 2002

Operating Revenues

  BayCorp's operating revenues decreased by approximately $38,059,000 to $2,994,000 in the first nine months of 2003 as compared to $41,053,000 in the first nine months of 2002. The decrease in operating revenues was primarily attributable to the decrease in the amount of power sold as a result of the Company's sale of its ownership interest in Seabrook. During the nine months ended September 30, 2003, GBPM's average selling price increased 24.8%, to 5.04 cents per kWh as compared to an average selling price of 4.04 cents per kWh for Great Bay in the same period in 2002.

Expenses

  There were no Seabrook-related operating expenses in the first nine months of 2003. Seabrook production and transmission expenses were $19,293,000 in the first nine months of 2002. Purchased power costs increased approximately $2,724,000, from $276,000 in the first nine months of 2002 to $3,000,000 in the first nine months of 2003 because, since the sale of Seabrook, the Company has had to purchase power to satisfy its firm power agreement with Unitil. Administrative and general expenses were $2,552,000 in the first nine months of 2003 as compared to approximately $7,137,000 in the first nine months of 2002. Administrative and general expenses for the first nine months of 2002 included approximately $2,938,000 of Seabrook expenses.
There were no Seabrook administrative and general expenses in the first nine months of 2003. There were no Seabrook-related costs for depreciation, decommissioning cost accretion or decommissioning trust fund income in the first nine months of 2003. Charges of $2,821,000 and $3,694,000 and income of $1,147,000, respectively, were recorded for these items in the first nine months of 2002. Taxes other than income for the first nine months of 2003 were approximately
$136,000 and were primarily payroll-related taxes.
Taxes other than income for the first nine months of 2002 were $2,650,000 and primarily reflected local and state taxes associated with the Company's ownership in Seabrook.

  In the first nine months of 2003, GBPM recorded a net unrealized loss on its firm forward energy trading contract of $725,000. Sales for the first nine months of 2002 were made on a unit contingent basis as opposed to firm sales and, as such, there was no mark-to-market accounting for firm contracts in the first quarter of 2002.

  Interest income increased approximately $19,000 from
$439,000 in the first nine months of 2002 to  $458,000
in the first nine months of 2003 primarily due to significantly higher cash balances in the first three months and higher average cash balances in the respective periods. The Company recorded other income of approximately $298,000 in the first nine months of 2003 as compared to other deductions of approximately
$16,000 in the first nine months of 2002. This increase in other income was primarily attributable to the 2003 annual distribution made to NEIL members representing BayCorp's share of distributions under mutual insurance policies associated with the Seabrook plant.

Net Income

  As a result of the above factors, during the first nine months of 2003, the Company recorded a net loss of $2,663,000, or approximately $0.88 per share, as compared to net income of approximately $6,752,000, or approximately $0.81 per share, during the first nine months of 2002.

Liquidity and Capital Resources

  As of September 30, 2003, BayCorp had approximately
$9,715,000 in cash and cash equivalents and restricted cash. BayCorp's cash generation for the nine months ended September 30, 2003 was not sufficient to cover the cash requirements of the Company during this period. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by GBPM, will be sufficient to enable the Company to meet the currently anticipated cash requirements of its current operations. However if the prices at which GBPM must purchase its power supply increases significantly from current levels, BayCorp or GBPM could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp or
GBPM will be able to raise additional capital on acceptable terms or at all.

  BayCorp's cash and cash equivalents decreased approximately $126,950,000 during the first nine months of 2003 primarily due to the Company's issuer tender offer. The final result of the tender offer was announced on March 24, 2003. BayCorp exercised its right to purchase up to an additional 2% of its outstanding shares, and accepted 8,673,887 shares of common stock, including options surrendered by directors, officers and employees for repurchase, in the tender. The Company distributed approximately
$123,622,000 to tendering shareholders and option holders. In addition, in the first quarter of 2003, the Company received cash of approximately $1,776,000 from stock option exercise transactions.

  The Company had a net loss of approximately
$2,663,000 in the first nine months of 2003. In the first nine months of 2003 there was a non-cash charge to earnings of approximately $367,000 for compensation expense related to the accounting for stock options.
There was a non-cash charge for loss on the mark-to-market of the Unitil PPA of approximately $922,000 and a non-cash recognition of deferred gain on the Unitil
PPA of approximately $197,000. A decrease of approximately $563,000 in prepaids and other assets was primarily attributable to a partial settlement of post
Seabrook closing adjustments, and were offset by corresponding decreases in miscellaneous and other liabilities. Taxes accrued decreased approximately
$2,341,000 when installment payments were made for federal and state income taxes. The increase in accounts payable and accrued expenses of approximately
$460,000 in the first nine months of 2003 was primarily attributable to purchased power costs of $289,000 and an additional accrual of approximately $179,000 for estimated payments to Mr. Getman and Mr. Callendrello for achieving certain goals and financial incentives for specific objectives established by the Board under the Company's Key Employee Retention and Incentive
Plan. The Company has accrued approximately $411,000 for such incentive payments. It is uncertain when payment for achieving these goals and financial incentives will be made.

  The Company is presently evaluating its alternatives regarding the future direction of the business following the sale of Seabrook and the completion of the Company's issuer tender offer. Among the Company's available alternatives are to acquire energy-related assets (see Item 5. Other Information), make other energy-related investments, including the further development of HoustonStreet, or liquidate. If the Company sought to invest in significant energy-related assets or other investments, the Company's cash is likely to be insufficient. In such case, the Company could seek to raise additional funds through debt or equity financing. There can be no assurance that the Company would be successful in obtaining additional financing. If the Company is not successful in obtaining additional financing, the Company may not be able to pursue its desired investment alternatives. In such case, the Company would consider all of the options then available, including liquidation. If the Company decides to liquidate, cash would be reserved to pay for the expected expenses of liquidation and other liabilities of the Company, including potential runoff insurance policies and severance obligations that would be triggered.

  The Company reduced the number of employees from eleven as of December 31, 2001 to nine as of December
31, 2002 and to seven as of September 30, 2003. As a cost savings measure, the Company relocated in March
2003 to smaller office space in Portsmouth, New
Hampshire and reduced the salaries of Mr. Getman and Mr. Callendrello.

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

  Stock Options

  The Company accounted for its stock option plans under APB No. 25 and related interpretations prior to 2003 and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. The Company recorded compensation expense related to these options. Compensation expense for these options was $77,000 and $1,125,000 for the nine months ended September 30, 2003 and 2002, respectively. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based
Compensation." The Company granted 142,000 stock options to directors, officers and employees in the first nine months of 2003. The Company recorded compensation expense of $290,000 for these options.

  Principles of Consolidation

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

  In January 2003, FASB issued Interpretation No. 46,
Consolidation of Variable Interest Entities - An
Interpretation of ARB No. 51. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support and for which that company provides the majority of support.
The Company has deemed that HoustonStreet is a variable interest entity. Although the Company has a significant variable interest in HoustonStreet, the Company has determined that it is not the primary beneficiary of HoustonStreet's expected losses as of September 30, 2003. Therefore, the Company has not consolidated HoustonStreet.

  Energy Marketing

  The Company utilized unit contingent and firm forward sales contracts in the first nine months of 2002 to maximize the value of its 174 MW power supply from the Seabrook Project. The Company currently utilizes forward and spot market purchases to maximize the value of its Unitil agreement. The Company had not entered into any forward firm energy contracts as of September 30, 2002. The forward purchase contracts and Unitil agreement are recorded at fair value. The initial fair value gain of the Unitil agreement has been deferred and is being recognized over the life of the agreement.

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

History of Losses

  BayCorp reported operating income for 2001 and 2002.
Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

Liquidity Need

  As of September 30, 2003, BayCorp had approximately
$9.7 million in cash and cash equivalents and restricted cash. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by GBPM, will be sufficient to enable the Company and its wholly owned subsidiaries to meet the currently anticipated cash requirements of the current operation in 2003. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. In that event, the Company and its wholly owned subsidiaries would likely need to raise additional capital from outside sources. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

Primary Reliance on a Single Contract

  BayCorp's principal source of revenue is its wholesale electricity trading business, which depends in large part on GBPM's contract to sell power to Unitil. Accordingly, BayCorp's results of operations significantly depend on continued and successful performance under the Unitil PPA.

Risks Associated with Post-Closing Obligations from the
Seabrook Sale

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

Extensive Government Regulation

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

Risks Related to HoustonStreet

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

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk

Commodity Price Risk

  The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts in prior years, including in 2002. GBPM tracks market exposure for any forward firm energy trading contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the Company's balance sheet.
The positive, or negative, value of the portfolio of forward firm power commitments represents an estimation of the gain, or loss, that Great Bay and GBPM would have experienced if open firm commitments were covered at then-current market prices. As of September 30, 2003, GBPM had an unrealized gain on the mark-to-market of forward firm fixed energy trading contracts of approximately $1,253,000.

Item 4. Controls and Procedures

  BayCorp management, including the Chief Executive
Officer and the principal accounting officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2003.
Based on that evaluation, the Chief

Executive Officer and the principal accounting officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

  In connection with the evaluation by BayCorp management, including the Chief Executive Officer and the principal accounting officer, of BayCorp's internal control over financial reporting, pursuant to Exchange
Act Rule 13a-15(d), no changes during the quarter ended
September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, BayCorp's internal control over financial reporting.

Part II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security
Holders

  The Company held its Annual Meeting of Stockholders on July 10, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the following matters were voted on:

  1. Seven members were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld for each nominee for Director.

Name                                    For                 Withheld
----                                    ---                 --------
Anthony M. Callendrello               537,043                 60,307
Alexander Ellis                       594,943                  2,407
Stanley I. Garnett                    594,943                  2,407
Frank W. Getman Jr.                   537,043                 60,307
James S. Gordon                       594,943                  2,407
Thomas C. Leonard                     594,941                  2,409
John A. Tillinghast                   537,043                 60,307



2. The stockholders of the Company ratified the selection by the Audit Committee of Vitale, Caturano & Company, PC as the Company's independent auditors by a vote of 591,404 shares in favor of the proposal, 1,533 shares voted against the selection, and 1,413 shares abstained.

3. The stockholders of the Company ratified the amendment of the Certificate of Incorporation to reduce the authorized capital stock from 20,000,000 common shares and 5,000,000 preferred shares to 4,000,000 common shares and 1,000,000 preferred shares by a vote of 350,946 shares voted in favor of the proposal, 2,121 shares voted against the proposal, 2,452 shares abstained, and 241,831 shares were not voted.

Item 5.  Other Information

  On November 5, 2003, the Company issued its third quarter 2003 earnings release. The earnings release is
Exhibit 99 to this Form 10-Q.

  Great Bay Hydro Corporation, a subsidiary of BayCorp formed for this purpose, ("Great Bay Hydro") has entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company
("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West
Charleston, Vermont. Under the terms of the purchase and sale agreement, Great Bay Hydro will pay a nominal purchase price and Citizens will transfer the hydroelectric facilities and related 650 acres of real property to Great Bay Hydro and has agreed to indemnify
Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license currently pending before FERC. These plants provide a physical hedge for meeting a portion of BayCorp's supply obligations under the long term contract to supply 9.06 megawatts to Unitil Power
Corp.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  See Exhibit Index.

  (b) There were no reports on Form 8-K submitted for the three months ended September 30, 2003.

                      SIGNATURES

  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        BayCorp Holdings, Ltd.


November 6, 2003        /s/ Frank W. Getman Jr.
                        -------------------------------
                        Frank W. Getman Jr.
                        President and Chief Executive
                        Officer

                             EXHIBIT INDEX


   Exhibit No.    Description



2.1 Purchase and Sale Agreement dated as of October 30, 2003 between Citizens Communications Company and Great Bay Hydro Corporation. (Omitted schedules and exhibits to the Agreement will be furnished supplementally to the Securities and Exchange Commission upon request.)

10.1 Non-Statutory Stock Option Agreement, dated as of July 10, 2003, by and between Thomas Leonard and BayCorp Holdings, Ltd.

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

99 BayCorp Holdings, Ltd. Earnings Release for the quarter ended September 30, 2003.