Form 10-K
period 2003-12-31
BAYCORP HOLDINGS LTD
filed 2004-03-26
CIK 1012127

==============================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                               OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 COMMISSION FILE NUMBER 1-12527

                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)

         DELAWARE                         02-0488443
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

ONE NEW HAMPSHIRE AVENUE, SUITE 125
    PORTSMOUTH, NEW HAMPSHIRE                    03801
      (Address of principal                    (Zip Code)
       executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                         (603) 766-4990

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

  Indicate by check mark if disclosure of delinquent filers to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

  As of March 19, 2004, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $7,129,658 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter.) There were 611,697 shares of Common Stock outstanding as of March 19, 2004.

               DOCUMENTS INCORPORATED BY REFERENCE

        Incorporated Document          Location in Form 10-K
          ------------------              ---------------
     Portions of the Registrant's             Part III
     Proxy Statement furnished to
   Stockholders in connection with
  the Annual Meeting to be held May
              17, 2004.


 ==============================================================

                             PART I

ITEM 1.  BUSINESS.

INTRODUCTION

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Until 2003, BayCorp had two principal operating subsidiaries that generated and traded wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay were exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). The companies sold their power in the competitive wholesale power markets. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp legally dissolved Great Bay and Little Bay.

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

  In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC. ("BCV"). GBPM was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. See "Pre-November 2002 and Current Business - Purchased Power Agreements" below. Effective January 1, 2003, GBPM assumed the Unitil contract and holds the letter of credit established to secure GBPM's obligations under the Unitil contract. BayCorp created BCV to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer (see "Recent Developments").

  In September 2003, BayCorp created a third subsidiary, Great Bay Hydro Corporation ("Great Bay Hydro"). Great Bay Hydro, formed for this purpose, has entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company ("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens (see "Recent Developments").

  BayCorp also owns shares representing approximately 49.7% of the voting power of all outstanding common and preferred shares of HoustonStreet Exchange, Inc. ("HoustonStreet"). HoustonStreet, incorporated in Delaware in 1999, is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

RECENT DEVELOPMENTS

  Great Bay Hydro Corporation

  Great Bay Hydro, a subsidiary of BayCorp formed for this purpose, has entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company to acquire all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. Under the terms of the purchase and sale agreement, Great Bay Hydro will pay a nominal purchase price and Citizens will transfer the hydroelectric facilities and related 650 acres of real property to Great Bay Hydro and has agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the Federal Energy Regulatory Commission ("FERC") on November 21, 2003. These plants will provide a physical hedge for meeting a portion of BayCorp's supply obligations under the long-term contract to supply 9.06 MWs to Unitil. Great Bay Hydro has received FERC approvals for the transfer of the facilities and has applied for and is awaiting approval from the State of Vermont for the transfer of the facilities and the designation of Great Bay

Hydro as an EWG. Great Bay Hydro must also seek approval for EWG status from FERC. It is anticipated that the closing of this transaction will occur in the second quarter of 2004.

  Enron Claim

  In January 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owed Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also has an unliquidated claim against Enron for damages resulting from the termination of the contracts. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron filed a plan of reorganization on July 11, 2003, which is subject to the approval of creditors and the bankruptcy court. In October 2003, BayCorp sold a portion of its power delivery claim in the amount of $1,041,600 to an institutional investor for $343,700, which it received in December 2003. BayCorp recorded this transaction as a recovery of bad debt. BayCorp retains the remaining portion of the power delivery claim as well as the claim for damages. Any recovery by the Company on account of this remaining claim against Enron is uncertain.

  Issuer Tender Offer

  On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share (the "Tender Offer" or "Offer"). The Company disclosed in the Offer to Purchase mailed to stockholders that the Board may decide to reduce the number of shares purchased in the Offer to preserve the Company's ability to use its approximately $90 million in net operating loss ("NOL") carryforwards. The Offer was scheduled to expire on March 3, 2003.

  On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's NOL carryforwards, the Board determined and announced that it would not exercise its reserved right to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide stockholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. At the extended expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options surrendered for repurchase and cancellation.) The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and surrendered options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. The Company distributed approximately $123,622,000 to tendering stockholders and option holders. As of December 31, 2003 the Company had 641,937 shares outstanding and cash and cash equivalents and restricted cash of approximately $9,969,000.

  Sale of Seabrook

  In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC ("FPL Energy Seabrook"), a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. The purchase price included the projected fuel and non-fuel inventories at closing and Unit 2 components. Great Bay, Little Bay and the other sellers were responsible for making their then required decommissioning fund top off payments on or before the date of sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts are included in prepayments and the potential closing adjustments are included in miscellaneous current liabilities. The amount escrowed was based on an estimate of those expenses. A final reconciliation of and termination of all such escrow accounts is scheduled to occur in the second quarter of 2004 in accordance with the terms of the Escrow Agreements among the selling owners. Although the Company expects the amounts accrued for final closing adjustments as of December 31, 2003 to be adequate, should actual expenses be greater than the amount escrowed, additional funds will be required.

PRE-NOVEMBER 2002 AND CURRENT BUSINESS

  Until November 1, 2002, BayCorp's principal wholesale electricity generation and trading assets were its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consisted of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay had operational responsibility for the Seabrook Project. Great Bay was a party to one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. GBPM assumed Great Bay's obligations under that contract which was amended, effective November 1, 2002 to provide for 9.06 MW of firm (non-unit-specific) power. See "Purchased Power Agreements" below. During the period that it owned interests in Seabrook, Great Bay's business strategy was to utilize unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply.

  In order to supply firm power during unscheduled outages at the Seabrook Project, Great Bay purchased power from the spot market and resold that power to its firm power customers. Spot market sales are subject to price fluctuations based on the relative supply and demand of electricity. As a result of spot market power price fluctuations, Great Bay on occasion had to purchase power at prices exceeding prices paid by Great Bay's firm power customers during outages. Although Great Bay bore the primary risk of these price fluctuations, Great Bay maintained insurance in 2001 to protect Great Bay during periods of extreme price volatility, subject to certain deductibles and coverage limits. In December 2001, Great Bay cancelled this insurance. Great Bay did not enter into any firm power contracts for 2002 given the expected sale of the Seabrook Project in 2002.

  After the Seabrook Closing on November 1, 2002, BayCorp's principal operating assets have been its purchased power contract with Unitil and its equity interest in HoustonStreet.

  Purchased Power Agreements

  Great Bay was party to a purchased power contract, dated as of April 1, 1993 (the "Unitil PPA" or "PPA"), with Unitil that provided for Great Bay to sell to Unitil 0.8696% of the energy and capacity of Seabrook, or approximately 10 MWs. The Unitil PPA commenced on May 1, 1993 and ran through October 31, 2010. The price for power was subject to increase in accordance with a formula that provided for adjustments at less than the actual rate of inflation. Unitil has an option to extend the Unitil PPA for up to 12 years until 2022.

  In anticipation of the Seabrook sale, the Unitil PPA was amended as of November 1, 2002. The amendment primarily modified the existing Unitil PPA to reduce the amount of power delivered to 9.06 MWs and the price that Unitil pays for power to $50.34 per MW hour, and provide that Great Bay would supply the power regardless of whether Seabrook is providing the power. The amendment also provided alternative security for Unitil's benefit, to replace and discharge the Third Mortgage that secured Great Bay's performance of the Unitil PPA. In connection with the amended Unitil PPA, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should Great Bay default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval. Great Bay assigned the Unitil PPA to GBPM as of January 1, 2003.

  On March 17, 2003, Unitil announced the approval of a contract with Mirant Americas Energy Marketing, LP ("Mirant"), which provided for the sale of Unitil's existing power supply entitlements, including the PPA with GBPM, effective on May 1, 2003. GBPM's PPA with Unitil has not been assigned to Mirant. Rather, Unitil has appointed Mirant as their agent for purposes of administering the PPA with GBPM and Mirant is purchasing Unitil's entitlement under the PPA.

  NEPOOL

  As of December 1, 2002, GBPM is a member of the New England Power Pool ("NEPOOL") and a party to the Restated NEPOOL Agreement (the "NEPOOL Agreement"). Great Bay had also been a member of NEPOOL prior to the termination of its membership effective January 1, 2003. NEPOOL is a voluntary association of companies engaged in the electricity business in New England and its membership is open to all investor-owned, municipal and cooperative electric utilities in New England and other companies that transact business in the region's bulk power market.
Certain end users of electricity may also become NEPOOL members. The NEPOOL Agreement imposes certain obligations on its participants concerning generating capacity reserves and the right to use major transmission lines.

  New England's independent system operator, ISO New England, Inc. ("ISO-NE"), was established in July 1997 and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. ISO-NE performs these functions under a services contract with NEPOOL. ISO-NE administers a bid-based wholesale market system in New England that is designed to provide a competitive and efficient generation market through an hourly clearing price mechanism. On March 1, 2003, ISO-NE implemented a revised market system, known as Standard Market Design , which incorporates location-base pricing, congestion management and day ahead and real time energy markets.

  Northeast RTO

  In January 2001, in response to FERC Order No. 2000, ISO-NE and six companies owning transmission facilities in New England (the "Transmission Owners") filed a joint petition for a declaratory order to form a Regional Transmission Organization ("RTO") for the NEPOOL control area. In July 2001, FERC issued a series of orders that rejected stand-alone RTO proposals filed by ISO-NE, the New York ISO ("NYISO"), and the PJM Interconnection ("PJM") and directed these three northeastern power pools to participate in a mandatory mediation process with the goal of forming a single Northeast RTO ("NE RTO"). However, in early January 2002, PJM signaled its intent to move away from the NE RTO and instead work to create an RTO with the Midwest ISO. ISO-NE and NYISO continued evaluating the NE RTO and filed a proposal with FERC in August 2002, but withdrew the proposal in November 2002 and announced that they had abandoned plans to consolidate into a single RTO. In January 2003, ISO-NE and the NEPOOL Transmission Owners announced that they would work together to develop a joint petition to the FERC to form an RTO for New England. The joint petition was submitted to FERC on October 31, 2003 and remains under consideration.

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

  Great Bay and Little Bay were also subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, were required to file with FERC all contracts for the sale of electricity. FERC had the authority to suspend the rates at which Great Bay and Little Bay proposed to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determined that such rate was not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, account and services and property records. As successor to Great Bay with respect to the Unitil PPA, GBPM is similarly subject to FERC regulation.

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

  Nuclear Waste Disposal

  Costs associated with nuclear plant operations included amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The liability for the disposal of any low level waste that remained at Seabrook after November 1, 2002 was transferred to FPL Energy Seabrook upon closing.

  Decommissioning

  NRC licensing requirements and restrictions are also applicable to the decommissioning of nuclear generating units at the end of their service lives, and the NRC has adopted comprehensive regulations concerning decommissioning planning, timing, funding and environmental review. Changes in NRC requirements or technology can increase estimated decommissioning costs.

  Until November 1, 2002, Great Bay and Little Bay were responsible for their pro rata share of the decommissioning and cancellation costs for Seabrook. FPL Energy Seabrook assumed this decommissioning liability as of the Seabrook Closing.

  Equity Investment in HoustonStreet

  BayCorp owns shares representing approximately 49.7% of the voting power of all outstanding common and preferred shares of HoustonStreet. HoustonStreet developed and operates
HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States.

  HoustonStreet operates in a very competitive market. Its main competitors are numerous OTC telephone brokers. HoustonStreet believes, however, that it is currently the only online exchange for the OTC physical crude oil and refined products markets. Other online exchanges focus primarily on natural gas, power, and financial crude oil markets such as swaps and options. HoustonStreet is focused primarily on the physical crude oil and refined products markets.

  HoustonStreet's crude oil platform includes several trading floors, organized by grade and location. The platform allows for user-customization where the user specifies which markets should appear together on a floor regardless of grade or location. HoustonStreet's refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. In 2003, HoustonStreet had trading volumes of over 107 million barrels of crude oil and refined products with revenues of approximately $880,600. This represents a decrease of 9.1% in barrels traded and a decrease of 5.9% in revenues as compared to 2002. As of December 31, 2003, HoustonStreet had five employees.

  On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units." In March 2001, BayCorp authorized HoustonStreet to convert BayCorp's $7 million loan made in 2000, along with approximately $1 million in accrued interest and penalties on the note and past due management fees, into $8 million of Series C Units. The senior secured promissory note issued to the Company by HoustonStreet on March 30, 2001, with a face value of $8.4 million, is one of a series of notes. These notes bear interest on the outstanding principal from the date issued until the notes are paid in full at prime plus 5%. The outstanding principal and interest of this note to BayCorp as of December 31, 2003 was approximately $10.8 million of the approximate $13.4 million total in senior secured promissory notes outstanding at HoustonStreet. Accrued interest is payable, at the sole option of the holder, in cash or in warrants to purchase shares of Series C convertible preferred stock. The notes are secured by a first priority security interest in all the assets of HoustonStreet. The notes were originally due and payable in December 2001, and the maturity date was subsequently extended to January 15, 2004.

  The notes were not paid when due, and in February 2004, HoustonStreet was formally notified of the payment default. BayCorp and the other senior secured noteholders have reserved their rights and are considering all of their options to maximize recovery on the notes, including a restrucuring that would potentially provide effective control of HoustonStreet to the noteholders.

EMPLOYEES AND MANAGEMENT

  As of March 19, 2004, BayCorp had eight employees.  GBPM, Great
Bay Hydro and BCV had no employees.  As of March 19, 2004,
HoustonStreet had five employees.

  Executive Officers of the Registrant

  The executive officers of BayCorp are:

NAME                        AGE    POSITION
----                        ---    --------
Frank W. Getman Jr.          40    Chairman of the Board,
                                   Chief Executive Officer
                                   and President
Anthony M. Callendrello      52    Chief Operating Officer
                                   and Secretary
Patrycia T. Barnard          48    Vice President of Finance
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

  Anthony M. Callendrello has served as the Company's Chief Operating Officer since April 2000 and as the Secretary of the Company since May 2000. Mr. Callendrello has over 20 years experience in the nuclear industry. With over 16 years at the Seabrook Project, Mr. Callendrello most recently served as the plant's Manager of Environmental, Government and Owner Relations. From 1980 to 1983, Mr. Callendrello was employed with Stone & Webster Engineering Corporation, which provided engineer and architect services to utility and other industries. Mr. Callendrello holds a Master of Engineering - Mechanical degree and a Bachelor of Engineering degree from Stevens Institute of Technology.

  Patrycia T. Barnard has served as Vice President of Finance and Treasurer of the Company since January 2001. Ms. Barnard served as Director of Accounting since May 1996 and has served as Treasurer since 1998. Ms. Barnard has over 20 years experience in multi-national, corporate accounting and finance. From 1978 until 1993, Ms. Barnard was employed by BTR, Plc., a conglomerate of highly diversified manufacturing companies, most recently as Assistant Controller for Clarostat Mfg. Co. Inc., a vertically integrated electronic manufacturing company located in Plano, TX and Juarez, Mexico. Ms. Barnard holds an M.B.A and a Masters in Accounting from New Hampshire College. She also holds a B.S. in Business Administration from the University of New Hampshire.

  BayCorp entered into Management and Administrative Services Agreements (the "Services Agreements") with GBPM, BCV and HoustonStreet in 2003. Under the Services Agreements with GBPM and BCV, BayCorp provides a full range of management services, including general management and administration, accounting and bookkeeping, budgeting and regulatory compliance. GBPM was billed $420,000 and BCV $120,000 for these services in 2003. Under the Services Agreement with HoustonStreet, BayCorp provides HoustonStreet with administrative, accounting and bookkeeping, budgeting and human resource services. HoustonStreet was billed $30,000 in 2003 for these services. Each Services Agreement has a one-year term and provides for automatic one-year renewals. HoustonStreet entered into a Computer Technology Services Agreement with BayCorp in 2003 to provide BayCorp with computer technology services including but not limited to all software and hardware repairs and updates and server and networking connection issues, as may be required by BayCorp on an as needed basis. BayCorp was billed $30,000 for these services in 2003.

AVAILABLE INFORMATION

  BayCorp does not maintain an Internet address and, therefore, BayCorp's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are not available on a Company Internet website. BayCorp will provide paper copies of the Company's filings free of charge upon request.

ITEM 2. PROPERTIES.

  Until November 1, 2002, BayCorp's principal assets included its 100% equity interests in Great Bay and Little Bay. In turn, Great Bay's and Little Bay's principal asset was a combined 15% joint ownership interest in the Seabrook Project. On November 1, 2002, BayCorp sold Great Bay's and Little Bay's interest in Seabrook. In December 2002, BayCorp legally dissolved Great Bay and Little Bay.

  BayCorp currently owns three subsidiaries including Great Bay Power Marketing, Inc., which purchases and markets power on the open market, BayCorp Ventures, LLC, which serves as a vehicle for the Company's investments and Great Bay Hydro Corporation, which was formed for the purpose of acquiring the generating facilities in Vermont owned by the Vermont Electric Division of Citizens Communications Company. HoustonStreet Exchange, Inc., an equity investment of BayCorp, operates HoustonStreet.com, an independent internet-based crude oil and refined products trading exchange.

  As of March 11, 2004, BayCorp's corporate headquarters was located in Portsmouth, New Hampshire, where it occupies approximately 1,000 square feet of leased office space.
BayCorp's management believes that the corporate headquarters in Portsmouth, New Hampshire meets its current requirements and that additional space can be obtained to meet requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

  Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

  Following are the reported high and low sales prices of BayCorp common stock ("MWH") on the American Stock Exchange as reported in the Wall Street Journal daily as traded, for each quarter of 2002 and 2003:

                                                 HIGH          LOW
                                                -----         ----
                    2002
                      First Quarter            $10.10         $ 8.90
                      Second Quarter            12.50           9.70
                      Third Quarter             12.85          11.30
                      Fourth Quarter            14.75          12.49

                                                 HIGH          LOW
                    2003                        -----         ----
                      First Quarter            $14.83         $12.00
                      Second Quarter            15.17          12.40
                      Third Quarter             14.50          12.90
                      Fourth Quarter            14.10          13.05


  As of March 19, 2004, the Company had 20 holders of record of its common stock. The Company believes that as of March 19, 2004, the Company had approximately 580 beneficial holders of its common stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company's stockholders hold their shares in street name. BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

 Equity Compensation Plan Information. The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2003.

                                                                     (c)

                                   (a)                            Number of
                                                 (b)              securities
                                Number of                         remaining
                              securities to   Weighted-         available for
                                be issued      average              future
                              upon exercise    exercise         issuance under
                                   of          price of      equity compensation
                               outstanding   outstanding       plans (excluding
                                options,       options,           securities
                                warrants       warrants          reflected in
 Plan Category                 and rights     and rights         column (a))
--------------                  ---------     ----------      ------------------

Equity compensation plans
  approved by security
  holders (1) . . . . . .        221,713        $13.05             524,025
Equity compensation plans
  not approved by security
  holders . . . . . . . .          N/A           N/A                 N/A
Totals  . . . . . . . . .        221,713        $13.05             524,025



  (1)  Includes the Company's 1996 Stock Option Plan and the 2001
  Nonstatutory Stock Option Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

  The following table presents selected financial data of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.

                             SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                  2003          2002        2001         2000         1999
                                  -----        -----        -----       -----        -----
INCOME STATEMENT DATA:
Operating Revenues                $4,001       $48,788     $79,480      $56,347     $45,761
Operating Expenses                 8,948        47,327      58,342       68,518      51,085
Net Income (Loss)                 (4,168)       58,873      20,804      (21,945)     (4,740)
Weighted Average Shares
    Outstanding - Basic        2,421,123     8,387,767   8,341,637    8,293,475   8,207,866
Weighted Average Shares
    Outstanding - Diluted      2,421,123     8,671,328   8,556,994    8,293,475   8,207,866
Basic Net Income (Loss)
  Per share                       $(1.72)        $7.02       $2.49       $(2.65)     $(0.58)
Diluted Net Income (Loss)
  Per share                       $(1.72)        $6.79       $2.43       $(2.65)     $(0.58)
BALANCE SHEET DATA:
Cash, Cash Equivalents &
  Short Term Investments
  and Restricted Cash              9,969       136,664      17,181       14,109       6,064
Working Capital                    8,593       133,852      22,411          283      11,678
Total Assets                      12,904       142,591     173,971      155,355     159,184
Decommissioning Liability            -0-           -0-      85,523       73,379      79,443
Capitalization:
  Common Equity                    8,306       133,975      73,421       51,931      66,246
Total Capitalization               8,306       133,975      73,421       51,931      66,246


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  In October 2000, the Company announced that it reached an agreement with NU under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project.
FPL Energy Seabrook agreed to purchase 88.2% of the 1,150 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $113 million for its interests in
the Seabrook Project.   See "Item 1. Recent Developments - Sale
of Seabrook."

  Until November 1, 2002, BayCorp's principal wholesale electricity generation and trading assets were its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consisted of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay had operational responsibility for the Seabrook Project. Great Bay was a party to one long-term power contract for approximately 10 MWs of Great Bay's share of the Seabrook Project capacity.
During the period that it owned interests in Seabrook, Great Bay's business strategy was to utilize unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply.

  In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. and BayCorp Ventures, LLC. GBPM was created to hold the purchased power agreement that Great Bay had with Unitil and arrange for the power supply to satisfy the agreement. Effective January 1, 2003, GBPM assumed Great Bay's obligations under that contract which was amended, effective November 1, 2002 to provide for 9.06 MW of firm (non-unit-specific) power and holds the letter of credit established to secure GBPM's obligations under the Unitil contract. See "Item
1. Pre-November 2002 and Current Business - Purchased Power
Agreements."   BayCorp created BCV to serve as a vehicle through
which the Company can make investments following the Seabrook sale and the expiration of the Company's Tender Offer. In December 2002, BayCorp formally dissolved Great Bay and Little Bay.

  In September 2003, BayCorp created a third subsidiary, Great Bay Hydro Corporation, which has entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. Under the terms of the purchase and sale agreement, Great Bay Hydro will pay a nominal purchase price and Citizens will transfer the hydroelectric facilities and related 650 acres of real property to Great Bay Hydro and has agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by FERC on November 21, 2003. These plants will provide a physical hedge for meeting a portion of BayCorp's supply obligations under the long-term contract to supply 9.06 megawatts to Unitil. Great Bay Hydro has received FERC approvals for the transfer of the facilities and has applied for and is awaiting approval from the State of Vermont for the transfer of the facilities and the designation of Great Bay Hydro as an EWG.

  Great Bay Hydro must also seek approval for EWG status from FERC. It is anticipated that the closing of this transaction will occur in the second quarter of 2004.

  HoustonStreet, which developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States, is an equity investment of BayCorp. As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date. As of December 31, 2003, the Company owned approximately 49.7% of the voting power of all outstanding common and preferred shares of HoustonStreet.

  In January 2003, the FASB issued Interpretation No. ("FIN")
46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company has deemed that its investment, HoustonStreet, is not a variable interest entity. Therefore, the Company will not consolidate HoustonStreet.

  BayCorp reported a net loss for the year ended December 31, 2003, reported net income for the years ended December 31, 2002 and 2001 and reported net losses for the years ended December 31, 2000 and 1999. The net loss in 2003 was primarily attributable to the cost of purchased power and the non-cash charge to earnings for unrealized losses on its firm forward power sales contract exceeding the revenue from that contract. The net income in 2002 was primarily attributable to the gain on sale of the Seabrook assets to FPL Energy Seabrook. The net income in 2001 was primarily attributable to increased revenues and the realized gain in 2001 on firm forward energy trading contracts. The 2000 net loss was primarily attributable to the non-cash charge to earnings for unrealized losses on firm forward trading contracts and the costs associated with a Seabrook refueling outage during the final ten weeks of 2000 as well as the loss associated with the Company's equity investment in HoustonStreet. The 1999 net loss was primarily due to costs associated with a refueling outage during the fall of 1999 and to HoustonStreet losses.

  The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

RESULTS OF OPERATIONS

  Operating Revenues

  BayCorp's operating revenues in 2003 were approximately $4,001,000 and were derived solely from the Company's long-term power sales contract with Unitil. Operating revenues in 2002 were approximately $48,788,000 and were primarily from the sale of the Company's share of Seabrook generation. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project. See "Item 1. Recent Developments - Sale of Seabrook."

  The Company realized a higher average selling price for electricity in 2003 as compared to 2002. During the twelve months ended December 31, 2003, the average selling price increased 31.9% to 5.04 cents per kilowatt hour ("kWh") as compared to an average selling price of 3.82 cents per kWh for the twelve months ended December 31, 2002. The Company's cost of power (determined by dividing total operating expenses by kWhs sold during the applicable period) increased 204% to 11.26 cents per kWh in 2003 as compared to 3.70 cents per kWh in 2002. The increase was primarily the result of decreased kWhs sold in 2003 as 2003 Company sales were solely to Unitil under the Unitil PPA.

  BayCorp's operating revenues for 2002 decreased by approximately $30,692,000, or 38.6%, to $48,788,000 as compared to $79,480,000 for 2001. The decrease was primarily attributable to a decrease in purchased power, a decrease in selling prices and ownership of the Seabrook plant for only ten months of the year in 2002. The Company purchased a significant amount of power to cover firm contracts primarily due to unscheduled outages in 2001, and also purchased power for resale in 2001, thus increasing revenues. Purchased power expenses for the twelve months ended December 31, 2001 were approximately $27,008,000 as compared to approximately $4,706,000 for the twelve months ended December 31, 2002. Power was purchased primarily in the fourth quarter of 2002 to cover firm power supply commitments following the sale of Seabrook. The capacity factor at the Seabrook Project was 90.1% of the rated capacity for the twelve months ended December 31, 2002 as compared to a capacity factor of 85.8% for the twelve months ended December 31, 2001.

Sales of electricity were 1,278,732,000 kWhs in 2002 as compared to 1,854,967,500 kWhs in 2001.

  The Company realized a lower average selling price in 2002 as compared to 2001. During the twelve months ended December 31, 2002, the average selling price decreased 11% to 3.82 cents per kWh as compared to an average selling price of 4.29 cents per kWh for the twelve months ended December 31, 2001. The Company's cost of power increased 17.8% to 3.70 cents per kWh in 2002 as compared to 3.14 cents per kWh in 2001. The increase was the result of decreased kWhs sold in 2002.

  Expenses

  BayCorp's total operating expenses were approximately $8,948,000 in 2003 and approximately $47,327,000 in 2002.
Included in 2003 operating expenses was approximately $3,901,000 for purchased power. The Company purchased power to satisfy its obligation under its long-term power sales contract with Unitil at an average purchase price of 4.91 cents per Kwh. The Unitil PPA meets the definition of an energy-trading contract under Emerging Issues Task Force ("EITF") issue no. 98-10 and 00-17. Accordingly, the Company marks this contract to market and recognized an unrealized loss of $2,189,400 in 2003. In accordance with the FASB's EITF issue no. 02-03, the inception gain (initial value of $2.1 million) on the contract has been deferred and is being recognized over the life of the contract. The Company recognized approximately $263,000 of deferred gain on the Unitil contract in 2003. Also included in 2003 operating expenses were approximately $2,705,000 in administrative and general expenses, which included approximately $785,800 in Company salaries and related benefits, $409,600 in non-cash charges for the variable accounting for stock options and approximately $179,000 for an accrual for estimated payments to Mr. Getman and Mr. Callendrello for achieving certain goals and financial incentives for specific objectives established by the Board under the Company's Key Employee Retention and Incentive Plan. The Company has accrued approximately $411,000 for such incentive payments. Corporate insurance expense was approximately $226,400 in 2003. Legal and other outside services were approximately $1,379,200 primarily for services associated with the Company's 2003 Tender Offer, SEC filing requirements and costs associated with new business development efforts. Administrative and general expenses were reduced by approximately $343,700 after receiving these funds in recovery of a previously recorded bad debt. See "Item 1. Recent Developments - Enron Claim." Taxes other than income were approximately $416,000 primarily for taxes associated with Seabrook closing costs. Operating expenses in 2002 included ten months of Seabrook operating costs in addition to BayCorp corporate expenses.

  Interest and dividend income decreased approximately $380,000, or 43%, to approximately $503,000 in 2003 as compared to approximately $883,000 in 2002, primarily due to higher average cash balances in 2002 and higher earnings on investments available to the Company. Other Income in 2003 was approximately $276,000 primarily due to a NEIL distribution representing the Company's share of distributions under mutual insurance company policies associated with Seabrook. Other Income in 2002 included approximately $59,774,000 from the sale by BayCorp of its ownership interest in Seabrook.

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

  Production and transmission costs decreased approximately $3,501,000, or 13.8%, from $25,435,000 in 2001 to $21,934,000 in
2002. Depreciation and amortization charges decreased approximately $596,000, or 16%, from $3,730,000 in 2001 to
$3,134,000 in 2002. Taxes other than income decreased $437,000, or 12.4%, from $3,516,000 in 2001 to $3,080,000 in 2002. These decreases in Seabrook related operating costs were primarily related to the Company's ownership of Seabrook for ten months in 2002 as compared to twelve months in 2001. Decommissioning cost accretion increased $844,000, or 25.9%, from $3,261,000 in 2001 to $4,105,000 in 2002. This accretion is a non-cash charge that reflected Great Bay's and Little Bay's liability related to the closure and decommissioning of the Seabrook Project in then current year dollars over the licensing period during which the Seabrook Project is licensed to operate. Decommissioning trust fund income decreased $466,000, or 29.1%, from $1,599,000 in 2001 to $1,133,000 in 2001. The decrease in interest earned on the decommissioning trust fund reflected the lower rate of return on investments. Administrative and general expenses increased approximately $1,746,000, or 17.7%, from $9,870,000 in 2001 to
$11,616,000 in 2002. This increase was primarily attributable to $2.4 million of non-cash compensation expense related to variable accounting for certain stock options offset by reduced expenses attributable to ownership of Seabrook for only ten months during 2002.

  Interest and dividend income increased approximately $363,000, or 69.8%, from $520,000 in 2001 to $883,000 in 2002, primarily due to higher average cash balances, including the proceeds from the sale of the Seabrook assets in November 2002. Other deductions decreased approximately $134,000, to a net deduction in 2002 of $45,000 as compared to a net deduction in 2001 of $179,000. This decrease is due to ten months of expenses at Seabrook in 2002 and lower administrative fees charged to HoustonStreet.

  On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $113 million for its interests in the Seabrook
Project. The Company realized a gain on the sale of its Seabrook assets of approximately $59,774,000. See "Item 1. Recent
Developments - Sale of Seabrook."

  Net Operating Losses

  At December 31, 2002 and 2003, the Company had net operating losses for federal income tax purposes of approximately $159 million and $167 million, respectively, before limitations. The Company's federal net operating loss carryforwards will expire during the years ending December 31, 2004 through 2023 if not used to offset future taxable income. The Company believes that the Tender Offer in March 2003 and related transactions resulted in an ownership change within the meaning of Internal Revenue Code ("IRC") Section 382. As such, the Company may be precluded from utilizing its loss carryforwards originating prior to the ownership change. The Company estimates that approximately $165 million of the Company's NOL is subject to an annual limitation for purposes of IRC Section 382 of approximately $390,000 through 2023. As a result of these limitations, all or a portion of the Company's federal and state net operating loss carryforwards incurred prior to the Tender Offer may expire unused. Additional net operating loss carryforwards and other tax attributes generated subsequent to the Tender Offer may be limited in the event of certain future changes in the ownership of significant stockholders.

LIQUIDITY AND CAPITAL RESOURCES

  On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $113 million for its interests in the Seabrook Project. See "Item 1. Recent Developments - Sale of Seabrook." BayCorp's total cash increased approximately $119,483,100 during 2002, and as of December 31, 2002, the Company had approximately $136,664,000 in cash and cash equivalents and restricted cash.

  On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share. The Company disclosed in the Offer to Purchase mailed to stockholders that the Board may decide to reduce the number of shares purchased in the Offer to preserve the Company's ability to use its approximately $90 million in net operating loss carryforwards. The Offer was scheduled to expire on March 3, 2003.

  On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's NOL carryforwards, the Board determined and announced that it would not exercise its reserved right to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide stockholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. At the extended expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options surrendered for repurchase and cancellation.) The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and surrendered options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. The Company distributed approximately $123,622,000 to tendering stockholders and option holders. In addition, the Company received cash of approximately $1,776,000 from stock option exercises in 2003. The Company repurchased an additional 5,000 shares of its stock for $66,000 in November 2003.

  As of December 31, 2003 the Company had cash and cash equivalents and restricted cash of approximately $9,969,000 and there were 641,937 shares outstanding.

  BayCorp's long-term power sales contract with Unitil accounted for 100% of total operating revenues in 2003. The cash generated from electricity sales under this contract was not sufficient to meet the Company's ongoing cash requirements in 2003. The Company sold power under this contract in 2003 at 5.04 cents per kWh and incurred purchased power costs at an average purchase price of 4.91 cents per kWh.

  The Company had a net loss in 2003 of approximately
$4,168,000. There was a non-cash charge for an unrealized loss on the mark-to-market of the Unitil PPA of approximately $2,189,400 and a non-cash recognition of deferred gain on the Unitil PPA of approximately $263,000. The value of this contract is based on current projections of power prices over the life of the contract. Forward power prices increased during 2003 primarily due to increases in the forward price of natural gas. Power generating plants that use natural gas as a fuel source are increasingly on the margin and therefore setting the forward price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly dependent on the price of natural gas. Other non-cash charges included compensation expense of approximately $409,600 for the variable accounting of certain employee stock options and an accrual of approximately $179,000 for estimated payments to Mr. Getman and Mr. Callendrello (see "Expenses").

  A decrease of approximately $834,000 in prepaids and other assets was primarily attributable to a partial settlement of post Seabrook closing adjustments of approximately $2,354,000, and was offset in part by an increase in prepayments and other assets of approximately $1,510,000 to set up a deposit at NEPOOL to meet its financial assurance policy. An increase in accounts payable and accruals of approximately $551,600 was primarily attributable to the payable for purchased power of approximately $345,000 and the additional accrual for executive incentive payments referred to above.

  Accrued taxes decreased approximately $2,246,000 primarily due to the payment of $2,226,000 made in March 2003 for the estimated
2002 New Hampshire tax liability.   The Company filed its 2002
tax return in September 2003 and is requesting a refund of approximately $941,000 from the State of New Hampshire for overpayment of 2002 state income taxes. The State of New Hampshire Department of Revenue Administration ("NHDRA") began an examination of the Company's 2000, 2001 and 2002 tax returns in December 2003. The review has not been completed, and the requested refund has not been paid to the Company. The NHDRA has not proposed any adjustments to the returns. The Company believes that positions taken with respect to tax matters are valid and supportable. However, given the current uncertainty as to the outcome of the audit, the Company has not recorded the expected refund as of December 31, 2003. Miscellaneous and other liabilities decreased approximately $2,051,000 primarily due to a $1,741,000 reduction in certain post closing Seabrook liabilities that were estimated at the time of the Seabrook closing.



                                          Less Than                              More Than
Contractual Obligations        Total       One Year    1-3 Years   3-5 Years      5 Years
---------------------        ---------    ---------    ---------   ---------     ---------

Office Space Lease              $8,800         $8,800      0           0             0
Seabrook Liability           1,741,000      1,741,000      0           0             0
                             ---------      ---------   --------    --------     ---------
Total                       $1,749,800     $1,749,800      0           0             0


  Following the sale of Seabrook and the completion of the Company's Tender Offer, the Company has evaluated and pursued a number of energy-related investment opportunities. The Company continues to focus on the acquisition of electric generating assets, an area where it feels that it has a solid understanding of the market and the value of and risks related to those assets. BayCorp is interested in acquiring either complete or partial ownership of generating facilities. There are a large number of generating assets currently offered for sale. These plants consist of both merchant and contracted facilities using a variety of fuels and located both domestically and internationally. There is also growing competition for the acquisition of these assets, with a number of new participants entering the market, including private equity funds, hedge funds, insurance companies and investment banks. The Company is focused on pursuing opportunities and assets that it believes will provide a return to stockholders commensurate with the risks.

  Generally, the Company has targeted the following assets: (1) merchant plants in regions with developed wholesale power markets such as New England, New York, PJM and Texas that are fueled by means other than natural gas (e.g. hydro, coal, nuclear), (2) international assets that have long-term off-take contracts with sovereign governments or sovereign-backed utilities, and (3) either merchant or contracted renewable assets that qualify for renewable energy credits. The Company believes that renewable energy will become an increasingly important part of our national energy policy and is seeking to position itself to take advantage of this major national and global trend. BayCorp is also considering other energy-related investments and the further development of HoustonStreet.

  BayCorp's first acquisition in the post-Seabrook period will be the acquisition of the generating plants owned by Citizens Communications through BayCorp's wholly-owned subsidiary, Great Bay Hydro (see "Part 1. Recent Developments - Great Bay Hydro Corporation"). Great Bay Hydro has entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens to acquire all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. Under the terms of the purchase and sale agreement, Great Bay Hydro will pay a nominal purchase price and Citizens will transfer the hydroelectric facilities and related 650 acres of real property to Great Bay Hydro. Citizens has agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the FERC on November 21, 2003. These plants will provide a physical hedge for meeting a portion of BayCorp's supply obligation under the long-term contract to supply 9.06 MWs to Unitil. Great Bay Hydro has received FERC approvals for the transfer of the facilities and has applied for and is awaiting approval from the State of Vermont for the transfer of the facilities and the designation of Great Bay Hydro as an EWG. Great Bay Hydro must also seek approval for EWG status from FERC. It is anticipated that the closing of this transaction will occur in the second quarter of 2004.

  The Company may pursue investments that would require additional equity or debt financing. The Company believes that such financing is available, but there can be no assurance that the Company would be successful in obtaining such financing. If the Company is not successful in obtaining additional financing, the Company may not be able to pursue certain investment alternatives. In such case, the Company may be limited to opportunities that it can pursue given its current resources. The income from the Company's current and near-term expected operating businesses (the Unitil PPA and Great Bay Hydro acquisition) is insufficient to pay current operating expenses. If the Company is unsuccessful in identifying and making additional investments, the Company may seek alternative strategies, including liquidation. If the Company decides to liquidate, cash may be reserved to pay for the expected expenses of liquidation and other liabilities of the Company, including potential runoff insurance policies and severance obligations that would be triggered.

  The Company reduced the number of employees from eleven as of December 31, 2001 to nine as of December 31, 2002 and to an equivalent of six full time employees as of December 31, 2003.
As a cost savings measure, the Company relocated in March 2003 to smaller office space in Portsmouth, New Hampshire and reduced the salaries of Mr. Getman and Mr. Callendrello.

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

  Business Opportunities and Development. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company has evaluated and pursued energy-related investment opportunities, has focused on the acquisition of electric generating assets and is considering other energy-related investments and the further development of HoustonStreet. There can be no assurance that the Company will be able to identify business opportunities that it believes to be attractive, or that it will be successful in pursuing any such opportunities, in view of factors that include competition for the acquisition of assets, the fact that many energy-related activities are subject to government regulatory requirements, the Company's limited resources and the probable need to obtain debt or equity financing in order to pursue certain opportunities. Moreover, the acquisition of generating facilities owned by Citizens Communications described in this Annual Report cannot be assured, and the closing of that transaction is dependent upon the satisfaction of numerous conditions, including obtaining all required regulatory approvals.

  History of Losses. BayCorp reported an operating loss in 2003 and reported operating income for 2002 and 2001. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

  Liquidity Need. As of December 31, 2003, BayCorp had approximately $10 million in cash and cash equivalents, restricted cash and short-term investments. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by GBPM will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2004. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

  Primary Reliance on a Single Asset. BayCorp's principal source of revenue is GBPM's contract to sell power to Unitil.
Accordingly, BayCorp's results of operations significantly depend on the successful and continued performance under the Unitil contract.

  Risks Associated with Post-Closing Obligations from the Seabrook Sale. On November 1, 2002, Great Bay and Little Bay sold their interests in the Seabrook Project. In the Purchase and Sale Agreement for the Seabrook Project, the buyer, FPL Energy Seabrook agreed to indemnify Great Bay and Little Bay against certain claims specified in the agreement. Great Bay and Little Bay also agreed to indemnify FPL Energy Seabrook against certain claims specified in the Purchase and Sale Agreement. If a claim is brought against Great Bay and Little Bay for which FPL Energy Seabrook is required to indemnify Great Bay and Little Bay but FPL Energy Seabrook fails to provide such indemnity, or if Great Bay is required to indemnify FPL Energy Seabrook pursuant to the agreement, then the Company's results of operations could be materially different. In addition, Great Bay and Little Bay have deposited funds into an escrow account for the payment of Seabrook expenses incurred prior to Closing. The amount escrowed was based on an estimate of those expenses. A final reconciliation of and termination of all such escrow accounts is scheduled to occur in the second quarter of 2004 in accordance with the terms of the Escrow Agreements among the selling owners. Although the Company expects the amounts accrued for final closing adjustments as of December 31, 2003 to be adequate, should actual expenses be greater than the amount escrowed, additional funds will be required.

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

  Decommissioning

  Great Bay and Little Bay recognized a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to December 31, 2001, represented a liability of $85.5 million. As of December 31, 2003 and 2002, the decommissioning liability was $0 as a result of the sale of Seabrook and FPL Energy Seabrook's assumption of all decommissioning liability on November 1, 2002.

  Great Bay and Little Bay accreted their share of the Seabrook Project's decommissioning liability. The accretion was a non-cash charge and recognized their liability related to the closure and decommissioning of the nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $0, $4,105,000 and $3,261,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

  Stock Options

  The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 and related interpretations for options issued prior to 2003, and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. The Company recorded compensation expense related to these options. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Awards under the Company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

  In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company recorded compensation expense related to contingent and repriced options of $77,000, $2,467,700 and $358,000 for 2003, 2002 and
2001, respectively.

  In April 2003 and July 2003, the Company issued 132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense in 2003 of $153,000 for these options.

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

  In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company has deemed that its investment, HoustonStreet , is not a variable interest entity. Therefore, the Company will not consolidate HoustonStreet.

  Energy Marketing

  Until November 1, 2002, the Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. The Company currently utilizes forward and spot market purchases to maximize the value of the Unitil PPA. Forward purchase contracts and the Unitil PPA are recorded at fair value. The initial fair value gain of the Unitil PPA has been deferred and is being amortized over the life of the agreement. For the year ended December 31, 2003, the Company had an unrealized loss on the mark-to-market of the Unitil contract of $2,189,000 and had recognized a portion of the deferred gain on the Unitil contract of $263,000. The deferred gain on the Unitil PPA was $1,798,000 as of December 31, 2003. For the year ended December 31, 2002, the Company had an unrealized loss on the mark to market of purchase contracts of $7,533 and an unrealized loss on the mark-to-market of the Unitil PPA of $79,000 and had recognized a portion of the deferred gain on the Unitil contract of $44,000. The deferred gain on the Unitil PPA was $2,061,000 as of December 31, 2002.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
        RISK.

COMMODITY PRICE RISK

  The prices of electricity are subject to fluctuations resulting from changes in supply and demand. In 2003, GBPM tracked market exposure for any forward firm energy trading contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the company's balance sheet. In prior years, Great Bay sold a portion of its electricity through forward, fixed-price energy trading contracts. See "Note 5 - Energy Marketing." The positive, or negative, value of the portfolio of forward firm power commitments represents an estimation of the gain, or loss, that GBPM and Great Bay would have experienced if open firm commitments were covered at then-current market prices. GBPM had an unrealized loss of $2,189,000 on its forward firm fixed energy sales contract as of December 31, 2003. Great Bay had an unrealized loss on its forward firm fixed energy sales contract of approximately $79,000 as of December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary data is presented in
Part IV, Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES.

  Dismissal of Arthur Andersen LLP; Engagement of Deloitte & Touche LLP. As previously disclosed on the Current Report on Form 8-K/A filed on July 26, 2002, BayCorp Holdings, Ltd. (the "Company") engaged Deloitte & Touche LLP as the Company's independent public accountants for the 2002 fiscal year, and dismissed Arthur Andersen LLP ("Andersen"), which served as the Company's independent public accountants for the 2000 and 2001 fiscal years. The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

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

  Resignation of Deloitte & Touche LLP; Engagement of Vitale, Caturano & Company. As previously reported on the Current Report on Form 8-K filed on January 16, 2003, as amended on Form 8-K/A filed on January 17, 2003, on January 9, 2003, Deloitte & Touche LLP ("Deloitte ") notified the Company that Deloitte resigned as the Company's independent auditor. Deloitte had been engaged as the Company's independent public accountants since July 25, 2002. On January 14, 2003, the Company engaged Vitale, Caturano & Company ("Vitale, Caturano") as the Company's independent public accountants to conduct the audit for the Company's 2002 fiscal year and a re-audit for the 2001 and 2000 fiscal years. The reasons for the change in accountants are explained below.

  In September 2002, the Securitites and Exchange Commission ("SEC" or the "Commission") notified the Company that the SEC planned to conduct a routine review of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report") and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. During the review process, the Company received and responded to comments made by SEC staff ("Staff") about those reports. The SEC and the Company agreed to certain adjustments that the Company would make to its 2001 Annual Report in response to Staff's comments. The Company had to then file a Form 10-K/A containing amendments (the "Amendments") to its 2001 Annual Report after Vitale, Caturano completed an audit of the restated financial statements for 2001 and 2000 and issued their opinion that was to be included in the Form 10-K/A.

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

  The Company believes that the change in accountants is in the best interests of the Company and its stockholders. The decision to engage Vitale, Caturano was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

  The Company previously provided a copy of the disclosures contained in this Form 10-K to Deloitte and requested Deloitte to furnish a letter stating whether Deloitte agrees with the Company's statements as required by Item 304(a)(3) of Regulation S-K. Deloitte has provided a letter that acknowledges, with respect to the disclosures in Form 8-K/A filed on January 17, 2003, agreement with the statements made in the first two sentences in the first paragraph, the first two sentences and the last sentence in the second paragraph, the first, fourth, fifth, sixth and seventh sentences in the third paragraph, and all of the fourth paragraph.

  The Company provided a copy of the disclosures contained in the Form 8-K to Vitale, Caturano and requested Vitale, Caturano to furnish a letter stating whether Vitale, Caturano agreed with the Company's statements as required by Item 304(a)(2)(D) of Regulation S-K. Vitale, Caturano provided a letter acknowledging its agreement with the disclosures made on the Company's Form 8-K/A filed on January 17, 2003.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

  The Chairman, CEO, and President and the Vice President of Finance of the Company have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 240.13a-14(c) and 15d-14 (c)) within 90 days before the filing of this annual report. Based on that evaluation, the Chairman, CEO, and President and the Vice President of Finance have concluded that their current disclosure controls and procedures are, in all material respects, effective and timely, providing them with material information relating to that required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

Changes in Internal Controls

   There have not been any significant changes in the Company's internal controls or, to its knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Directors. The information with respect to directors required under this item is incorporated by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 17, 2004.

  (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I, Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference to the section entitled "Election of Directors - Compensation of Directors," "-Executive
Compensation," "-Employment Agreements," "-Report of the
Compensation Committee" and "-Stock Performance Graph" in the
Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 17, 2004.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

  The information required under this item is incorporated herein by reference to Part II, Item 5. of this Annual Report on Form 10-K and the section entitled " Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement with respect to the Annual Meeting to be held on May 17, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference to the section entitled "Certain
Relationships and Related Transactions" in the Company's Proxy
Statement with respect to the Annual Meeting to be held on May
17, 2004.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

   The information required under this item is incorporated herein by reference to the section entitled "Matters Relating to the Independent Auditors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 17, 2004.

                             PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

  (a)Documents filed as a part of this Form 10-K:

  1. Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

  2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

  (b)Reports on Form 8-K:

There were no reports on Form 8-K filed during the three month period ended December 31, 2003.

                          INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.

                                                                      PAGE
                                                                     -------


     Report of Independent Public Accountants  . . . . . . .           F-1


     Consolidated Balance Sheets as of December 31, 2003               F-2
        and 2002  . . . . . . . . . . . . . . . . . . . . . .


     Consolidated Statements of Operations and Comprehensive
       Income (Loss) - Years Ended December 31, 2003,
       December 31, 2002 and December 31, 2001 . . . . . . . .         F-3


     Consolidated Statements of Changes in Stockholders' Equity
       - Years Ended December 31, 2003, December 31, 2002 and          F-4
       December 31, 2001  . . . . . . . . . . . .  . . . . . .


     Consolidated Statements of Cash Flows
       - Years Ended December 31, 2003, December 31, 2002 and          F-5
       December 31, 2001  . . . . . . .  . . . . . . . . . . .


     Notes to Consolidated Financial Statements  . . . . . . .         F-6



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
BayCorp Holdings, Ltd.

  We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its wholly-owned subsidiaries, as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its wholly-owned subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                  VITALE, CATURANO & COMPANY P.C.

Boston, Massachusetts
January 30, 2004

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2003           2002
                                                           ----------     ----------
                        ASSETS:
Current Assets:
  Cash & Cash Equivalents  . . . . . . . . . . . . . .      $7,469        $134,164
  Restricted Cash - Escrow . . . . . . . . . . . . . .       2,500           2,500
  Accounts Receivable, net . . . . . . . . . . . . . .         339             316
  Prepayments & Other Assets . . . . . . . . . . . . .       1,085           3,427
                                                          --------        --------
          Total Current Assets . . . . . . . . . . . .      11,393         140,407
Other Assets:
  Energy Trading Contracts - at market . . . . . . . .           3           2,184
  Other Long Term Assets . . . . . . . . . . . . . . .       1,508               -
                                                          --------        --------
       Total Other Assets  . . . . . . . . . . . . . .       1,511           2,184
          Total Assets . . . . . . . . . . . . . . . .     $12,904        $142,591
                                                          ========        ========
         LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . .        $965            $414
  Accrued Taxes  . . . . . . . . . . . . . . . . . . .          95           2,341
  Miscellaneous Current Liabilities  . . . . . . . . .       1,740           3,800
                                                          --------        --------
     Total Current Liabilities . . . . . . . . . . . .       2,800           6,555
Other Liabilities & Deferred Credits
  Deferred Gain on Long Term Power Contract  . . . . .       1,798           2,061
Commitments & Contingencies
Stockholders' Equity:
  Common stock, $0.01 par value
Authorized --  4,000,000 shares;
   Issued and outstanding - 641,937 at
   December 31, 2003
Authorized -- 20,000,000 shares;
   Issued and outstanding - 8,455,269 at
   December 31, 2002   . . . . . . . . . . . . . . . .           6              84
  Additional Paid-in Capital . . . . . . . . . . . . .     (20,531)        100,893
  Retained Earnings  . . . . . . . . . . . . . . . . .      28,831          32,998
                                                          --------        --------
    Total Stockholders' Equity . . . . . . . . . . . .       8,306         133,975
       Total Liabilities and Stockholders' Equity  . .     $12,904        $142,591
                                                          ========        ========

  (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                            YEARS ENDED DECEMBER 31,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    2003         2002           2001
                                                    ----         ----           ----
Operating Revenues . . . . . . . . . . . . . .      $4,001     $48,788        $79,480
Operating Expenses:
  Production . . . . . . . . . . . . . . . . .           0      21,089         24,438
  Transmission . . . . . . . . . . . . . . . .           0         845            997
  Purchased Power  . . . . . . . . . . . . . .       3,901       4,706         27,008
  Unrealized (Gain) Loss on Firm Energy
    Trading Contracts  . . . . . . . . . . . .       1,926        (115)       (12,879)
  Administrative & General . . . . . . . . . .       2,705      11,616          9,870
  Depreciation & Amortization  . . . . . . . .           0       3,134          3,730
  Decommissioning Cost Accretion . . . . . . .           0       4,105          3,261
  Decommissioning Trust Fund Income  . . . . .           0      (1,133)        (1,599)
  Taxes Other than Income  . . . . . . . . . .         416       3,080          3,516
                                                   -------   ---------        -------
     Total Operating Expenses. . . . . . . . .       8,948      47,327         58,342
Operating Income (Loss)  . . . . . . . . . . .      (4,947)      1,461         21,138
Other Income:
  Interest and Dividend Income . . . . . . . .        (503)       (883)          (520)
  Equity Loss in HoustonStreet Investment  . .           0           -            450
  Gain on Sale of Seabrook Asset . . . . . . .           0     (59,774)             -
  Other Deductions (Income)  . . . . . . . . .        (276)         45            179
                                                   -------   ---------        -------
     Total Other Deductions (Income) . . . . .        (779)    (60,612)           109
Income (Loss) Before Income Taxes. . . . . . .      (4,168)     62,073         21,029
Provision for Income Taxes.  . . . . . . . . .           0      (3,200)          (225)
                                                   -------   ---------        -------
Net Income (Loss)  . . . . . . . . . . . . . .      (4,168)     58,873         20,804
Other Comprehensive, net of tax  . . . . . . .           0           0            (95)
                                                   -------   ---------        -------
Comprehensive Income (Loss)  . . . . . . . . .     $(4,168)    $58,873        $20,709
                                                  ========   =========        =======
Weighted Average Shares Outstanding - Basic. .   2,421,123   8,387,767      8,341,637
Weighted Average Shares Outstanding - Diluted.   2,421,123   8,671,328      8,556,994
Basic Net Income (Loss) per Share  . . . . . .      $(1.72)      $7.02          $2.49
Diluted Net Income (Loss) per Share  . . . . .      $(1.72)      $6.79          $2.43


  (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                               COMMON
                          STOCK, $0.01 PAR                                  ACCUMU-
                                VALUE                                        LATED     RETAINED
                            -------------          LESS:          ADDI-      OTHER     EARNINGS    TOTAL
                        ISSUED AND ISSUED AND    TREASURY         TIONAL   COMPREHEN-  (ACCUMU-    STOCK-
                       OUTSTANDING OUTSTANDING    STOCK          PAID-IN     SIVE       LATED     HOLDERS'
                          SHARES     AMOUNT    SHARES  AMOUNT    CAPITAL    INCOME     DEFICIT)    EQUITY
                          ------    ------     ------  -----      -----     ------     -------    -------
Balance at December 31,
  2000 . . . . . . . .    8,519,316   $86      185,052    $(1,396)  $99,602    $318     (46,679)   $51,931
  Stock Options
   Exercised . . . . .       67,000     -            -          -       423       -           -        423
  Other Incentive
   Stock Option
   Transactions  . . .            -     -            -          -       358       -           -        358
  Net Change in
   Unrealized
   Holding Gain  . . .            -     -            -          -         -     (95)          -        (95)
  Financial Results,
    January 1 to
    December 31, 2001.            -     -            -          -         -       -      20,804     20,804
                          ---------   ---   ----------    -------   -------    ----    -------    --------
Balance at December 31,
  2001 . . . . . . . .    8,586,316   $86      185,052    $(1,396) $100,383    $223    $(25,875)   $73,422
  Stock Options
    Exercised  . . . .      180,934     2            -          -     1,142       -           -      1,144
  Treasury Stock . . .     (311,981)   (4)    (185,052)     1,396    (2,844)      -           -     (1,452)
  Other Incentive
    Stock Option
    Transactions . . .            -     -            -          -     2,212       -           -      2,212
  Net Change in
    Unrealized
    Holding Gain . . .            -     -            -          -         -    (223)          -       (223)
  Financial Results,
    January 1 to
    December 31 2002 .            -     -            -          -         -       -      58,873     58,873
                         ----------   ---   ----------    -------   -------    ----    --------   --------

Balance at December 31,
  2002 . . . . . . . .    8,455,269   $84            -         $-  $100,893      $0     $32,999   $133,976
  Stock Options
    Exercised  . . . .      262,512     3            -          -     1,774       -           -      1,777
  Treasury Stock . . .            -     -   (8,075,844)  (119,918)        -       -           -   (119,918)
  Other Incentive
    Stock Option
    Transactions . . .            -     -            -          -    (3,361)      -           -     (3,361)
  Shares Retired . . .   (8,075,844)  (81)   8,075,844    119,918  (119,837)      -           -          0
  Financial Results,
    January 1 to
    December 31 2003 .            -     -            -          -         -       -      (4,168)    (4,168)
                         ----------   ---   ----------    -------   -------    ----    --------   --------
Balance at December 31,
  2003 . . . . . . . .      641,937    $6            -         $-  $(20,531)     $0     $28,831     $8,306
                         ==========   ===   ==========    =======  ========    ====    ========   ========



  (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                              2003         2002            2001
                                                              -----        -----           -----
Net cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . .      $(4,168)        $58,873      $20,804
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Equity loss in HoustonStreet investment  . . . . .            -               -          450
     Depreciation and amortization  . . . . . . . . . .            -           3,134        3,272
     Amortization of nuclear fuel . . . . . . . . . . .            -           3,450        4,140
     Unrealized (gain) loss on firm energy trading
       Contracts  . . . . . . . . . . . . . . . . . . .        1,926            (115)     (12,879)
     Stock compensation expense . . . . . . . . . . . .          410           2,468          358
     Gain on Sale of Seabrook asset . . . . . . . . . .            -         (59,774)           -
     Decommissioning cost accretion . . . . . . . . . .            -           4,105        3,261
     Decommissioning trust fund income  . . . . . . . .            -          (1,133)      (1,284)
     (Increase) decrease in accounts receivable . . . .          (23)          5,975       (3,160)
     (Increase) decrease in materials & supplies  . . .            -              73           52
     (Increase) decrease in prepayments and other
       assets . . . . . . . . . . . . . . . . . . . . .          818          (2,055)        (258)
     Increase (decrease) in accounts payable and
       accrued expenses . . . . . . . . . . . . . . . .          551          (1,195)      (6,580)
     Increase (decrease) in accrued taxes . . . . . . .       (2,246)          1,724            5
     Increase (decrease) in misc. and other
       liabilities  . . . . . . . . . . . . . . . . . .       (2,051)           (386)       4,436
                                                            --------      ----------      -------
  Net cash provided by (used in) operating activities .       (4,783)         15,144       12,617
Net cash flows from investing activities:
  Capital additions . . . . . . . . . . . . . . . . . .            -          (1,417)      (1,789)
  Nuclear fuel additions  . . . . . . . . . . . . . . .            -            (753)      (5,017)
  Payments to decommissioning fund  . . . . . . . . . .            -          (1,161)      (2,617)
  (Increase) decrease in restricted cash  . . . . . . .            -            (597)         113
  Investment in HoustonStreet . . . . . . . . . . . . .            -               -         (450)
  Seabrook Sale-net cash proceeds . . . . . . . . . . .            -         108,276            -
  Purchases of short-term investments . . . . . . . . .            -         (16,625)           0
  Sales of short-term investments . . . . . . . . . . .            -          16,329        2,927
                                                            --------      ----------     --------
  Net cash provided by (used in) investing activities .            -         104,052       (6,833)
Net cash flows from financing activities:
  Stock option exercise . . . . . . . . . . . . . . . .        1,777           1,142          423
  Reacquired capital stock  . . . . . . . . . . . . . .     (123,689)         (1,452)           -
                                                            --------      ----------     --------
  Net cash (used in) provided by financing activities .     (121,912)           (310)         423
Net (decrease) increase in cash and cash equivalents. .     (126,695)        118,886        6,207
Cash and cash equivalents, beginning of period  . . . .      134,164          15,278        9,071
                                                            --------        --------     --------
Cash and cash equivalents, end of period. . . . . . . .       $7,469        $134,164      $15,278
                                                            ========      ==========     ========
Supplemental disclosure of cash flow information
Cash paid for income taxes. . . . . . . . . . . . . . .   $2,515,800      $1,550,600      $26,900


(The accompanying notes are an integral part of these consolidated financial statements).

                     BAYCORP HOLDINGS, LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is a holding company incorporated in Delaware in 1996. Until January 1, 2003, BayCorp had two principal operating subsidiaries that generated and traded wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. That ownership interest entitled Great Bay and Little Bay to approximately 174 MWs of the Seabrook Project's power output. Great Bay and Little Bay were exempt wholesale generators ("EWGs") under the Public Utility Holding Company Act of 1935 ("PUHCA"). The companies sold their power in the competitive wholesale power markets. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp legally dissolved Great Bay and Little Bay.

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

  The Seabrook Project is a nuclear-fueled, steam electricity, generating plant located in Seabrook, New Hampshire, which was originally planned to have two Westinghouse pressurized water reactors, Seabrook Unit 1 and Seabrook Unit 2 (each with a rated capacity of 1,150 MWs), utilizing ocean water for condenser cooling purposes. Seabrook Unit 1 entered commercial service on August 19, 1990. Seabrook Unit 2 was canceled. Great Bay became a wholesale generating company when Seabrook Unit 1 commenced commercial operation on August 19, 1990. In 1993, the Company became an EWG under the Energy Policy Act of 1992.

  The Seabrook Project was owned by Great Bay, Little Bay and nine other utility companies. Great Bay's and Little Bay's combined joint ownership interest of 15% was the third largest interest among the participants, exceeded only by the approximately 40% interest held by affiliates of Northeast Utilities ("NU") and the 17.5% interest held by The United Illuminating Company.

  In October 2002, BayCorp created two new subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC. ("BCV"). GBPM was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. Effective January 1, 2003, GBPM assumed the Unitil contract and holds the letter of credit established to secure GBPM's obligations under the Unitil contract. BayCorp created BCV to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer.

  In September 2003, BayCorp created a third subsidiary, Great Bay Hydro Corporation ("Great Bay Hydro"). Great Bay Hydro, formed for this purpose, has entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company ("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. Under the terms of the purchase and sale agreement, Great Bay Hydro will pay a nominal purchase price and Citizens will transfer the hydroelectric facilities and related 650 acres of real property to Great Bay Hydro and has agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license currently issued by the Federal Energy Regulatory Commission ("FERC") on November 21, 2003. These plants will provide a physical hedge for meeting a portion of BayCorp's supply obligations under the long-term contract to supply 9.06 MWs to Unitil. Great Bay Hydro has received FERC approvals for the transfer of the facilities and has applied for and is awaiting approval from the State of Vermont for the transfer of the facilities and the designation of Great Bay Hydro as an EWG. Great Bay Hydro must also seek approval for EWG status from

FERC. It is anticipated that the closing of this transaction will occur in the second quarter of 2004.

  BayCorp also owns shares representing approximately 49.7% of the voting power of all outstanding common and preferred shares of HoustonStreet Exchange, Inc. ("HoustonStreet") as of December 31, 2003. HoustonStreet, incorporated in Delaware in 1999, is an equity investment of BayCorp. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States. As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date.

  On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units." In March 2001, BayCorp authorized HoustonStreet to convert BayCorp's $7 million loan made in 2000, along with approximately $1 million in accrued interest and penalties on the note and past due management fees, into $8 million of Series C Units. The Company wrote the loan, accrued interest and receivables from HoustonStreet down to zero as of December 31, 2000 and as such, the conversion of these amounts had no accounting impact on BayCorp. The senior secured promissory note issued to the Company by HoustonStreet on March 30, 2001 with a face value of $8.4 million, is one of a series of notes. These notes bear interest on the outstanding principal from the date issued until the notes are paid in full at prime plus 5%. The outstanding principal and interest of this note as of December 31, 2003 was approximately $10.8 million of the approximate $13.4 million in senior secured promissory notes outstanding at HoustonStreet. Accrued interest is payable, at the sole option of the holder, in cash or in warrants to purchase shares of Series C convertible preferred stock. The notes are secured by a first priority security interest in all the assets of HoustonStreet. The notes were originally due and payable in December 2001, and the maturity date was subsequently extended to January 15, 2004. The notes were not paid when due, and in February 2004, HoustonStreet was formally notified of the payment default. BayCorp and the other senior secured noteholders have reserved their rights and are considering all of their options to maximize recovery on the notes, including a restructuring that would potentially provide effective control of HoustonStreet to the noteholders.

  Holders of shares of Series A and B Convertible Preferred
Stock of HoustonStreet may request that HoustonStreet redeem such shares in three equal annual installments on each of the fourth, fifth and sixth anniversaries of their initial issuance based on original purchase prices or, at any time, based on the $0.01 par value. The date for notices of the first annual installment redemption has passed without any request for redemption. The management of HoustonStreet believes that the redemption prices are far in excess of the market value of the Series A and B Preferred Stock, and HoustonStreet does not currently have either the resources or the legal ability to be able to pay such redemption, if requested. Either the redemption or repurchase of preferred shares or reorganization could result in BayCorp regaining majority ownership and control of HoustonStreet. In that event, BayCorp would be required to consolidate HoustonStreet in the BayCorp financial statements.

B. SALE OF SEABROOK OWNERSHIP

  In October 2000, the Company announced that it reached an agreement with NU under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC ("FPL Energy Seabrook"), a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. The purchase price included the projected fuel and non-fuel inventories at closing and Unit 2 components. Great Bay, Little Bay and the other sellers were responsible for making their then required decommissioning fund top off payments on or before the date of sale closing and to transfer their respective decommissioning trust funds to FPL Energy Seabrook. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts are included in prepayments and the potential closing adjustments are included in miscellaneous current liabilities. The amount escrowed was based on an estimate of those expenses. A final reconciliation of and termination of all such escrow accounts is expected to occur in the second quarter of 2004 in accordance with the terms of the Escrow Agreements among the selling owners. Although the Company expects the amounts accrued for final closing adjustments as of December 31, 2003 to be adequate, should actual expenses be greater than the amount escrowed, additional funds will be required.

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


                                                    Year Ended December 31, 2002
                                               -------------------------------------
                                                              Seabrook
                                                            Investment(1)
                                                  BayCorp    Pro-forma
                                                 Historical  Adjustments   Pro-Forma
                                                ----------  -----------   ---------
                                                       (Dollars in Thousands)
                                                            (Unaudited)

OPERATING REVENUES                               $48,788      ($42,815)      $5,973
OPERATING EXPENSES
  Production                                      21,089       (21,089)           0
  Transmission                                       845          (845)           0
  Unrealized Gain on Energy Contracts               (115)            0         (115)
  Purchased Power                                  4,706             0        4,706
  Administrative & General                        11,616        (3,662)       7,954
  Decommissioning Cost Accretion                   4,105        (4,105)           0
  Decommissioning Trust Fund Income               (1,133)        1,133            0
  Depreciation and Amortization                    3,134        (3,134)           0
  Taxes other than Income                          3,080        (2,987)          93
                                                --------      --------     --------
     Total Operating Expenses                     47,327       (34,689)      12,638
OPERATING INCOME (LOSS)                            1,461         8,126       (6,665)
OTHER (INCOME) DEDUCTIONS
  Interest and Investment Income                    (883)            0         (883)
  Gain on Sale of Seabrook Asset                 (59,774)       59,774            0
  Other Expense                                       45           (45)           0
                                                --------      ---------    --------
     Total Other Deductions                      (60,612)       59,729         (883)
INCOME (LOSS) BEFORE TAXES                        62,073       (67,855)      (5,782)
     Income Tax Expense                           (3,200)        3,200            0
                                                --------      --------     --------
NET INCOME (LOSS)                                $58,873      ($64,655)     ($5,782)
                                                ========      ========     ========
Weighted Average Shares Outstanding - Basic    8,387,767                  8,387,767
Weighted Average Shares Outstanding - Diluted  8,671,328                  8,387,767
Basic Net Income (Loss) per share                  $7.02                     ($0.69)
Diluted Net Income (Loss) per share                $6.79                     ($0.69)


 (1)Pro forma income statement amounts represent short term sales and sales under the Unitil contract along with related purchased power. The Administrative & General expenses include the costs incurred by BayCorp to manage its investment in Seabrook. Pro forma results do not consider the cost reductions which would be required if the Company no longer held its Seabrook investment. Pro forma results also do not include assumed earnings on the proceeds from the sale of Seabrook.

C.  REGULATION

  Great Bay and Little Bay were subject to the regulatory authority of the FERC, the Nuclear Regulatory Commission ("NRC"), the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. GBPM is subject to the regulatory authority of the FERC. Great Bay's and Little Bay's cost of service, however, was not regulated. GBPM's cost of service is not regulated. As such, Great Bay's, Little Bay's and GBPM's accounting policies were and are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

G.  AMORTIZATION OF MATERIALS AND SUPPLIES

  Great Bay and Little Bay recorded an expense designed to fully amortize the cost of the material and supplies inventory that was expected to be on hand at the expiration of the Plant's NRC operating license.

H.  DECOMMISSIONING

  Great Bay and Little Bay recognized a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2001, the estimated undiscounted cash outflows for Great Bay and Little Bay, for decommissioning, based on the November 2001 NDFC study, with decommissioning expenditures starting in 2024 and being completed in 2046, was $418.3 million, which discounted at an average rate of 5.25%, over the funding period, to December
31, 2001, represented a liability of $85.5 million.   As of
December 31, 2003 and December 31, 2002, the decommissioning liability was $0 as a result of the sale of Seabrook and FPL Energy Seabrook's assumption of all decommissioning liability on November 1, 2002.

  Great Bay and Little Bay accreted their share of the Seabrook Project's decommissioning liability. The accretion is a non-cash charge and recognized their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $0, $4,105,000 and $3,261,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

I.  OPERATING REVENUES

  Revenues are recorded on an accrual basis based on billing rates provided for in contracts and approved by FERC. During the year ended December 31, 2003, the Company had one long-term sales contract with Unitil which accounted for 100% of total 2003 operating revenues. During the year ended December 31, 2002, two customers accounted for 46% and 37% of total operating revenues. For the year ended December 31, 2001, three customers accounted for 32%, 16% and 15% of total operating revenues.

J.  TAXES ON INCOME

  The Company accounts for taxes on income under the liability method required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

K.  CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

  For purposes of the Statements of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.
The carrying amounts approximate fair value because of the short-term maturity of the investments.

  All other short-term investments with a maturity of greater than three months were classified as available-for-sale and reflected as a current asset at market value. Changes in the market value of such securities were reflected in equity. There were no short-term investments, and accordingly no unrealized gains or losses on short-term investments, for the years ended December 31, 2003, 2002 and 2001. The cost of short-term investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of operations. The net realized gain is recorded as a component of interest and dividend income. The net realized loss on the sale of available-for-sale investments of $296,200 in 2002 resulted from gross realized gains of $50,000 and gross realized losses of $346,200. The net realized gain on the sale of available-for-sale investments of $12,400 in 2001 resulted from gross realized gains of $19,400 and gross realized losses of $7,000.

L.  SEABROOK OUTAGE COSTS

  The Company's operating results and the comparability of these results on an interim and annual basis were directly impacted in 2002 and 2001 by the operations of the Seabrook Project, including the cyclical refueling outages (generally 18 months apart) as well as unscheduled outages. During outage periods at the Seabrook Project, Great Bay and Little Bay had no electricity for resale from the Seabrook Project and consequently no related revenues. Therefore the impact of outages on the Company's and Great Bay's and Little Bay's results of operations and financial position were materially adverse.

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

M.  SEGMENT INFORMATION

  The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company operates only in the wholesale electricity segment in the Northeast United States.

N.  EARNINGS PER SHARE

  Basic earnings (loss) per share is computed by dividing net earnings by the weighted number of common shares outstanding for all periods presented. Diluted earnings (loss) per share reflects the dilutive effect of shares under option plans. Potentially dilutive shares outstanding during 2003 were excluded from dilutive earnings (loss) per share because their effect would be antidilutive.

  Based on an average market price of common stock of $13.06 per share for the year ended December 31, 2003, $14.74 per share for the year ended December 31, 2002 and $9.11 per share for the year ended December 31, 2001, the following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding.




                                                 DECEMBER 31,  DECEMBER 31, DECEMBER 31,
                                                     2003          2002         2001
                                                     -----         -----        -----
Weighted average number of common shares
  outstanding and used in basic EPS calculation   2,421,123    8,387,767      8,341,1637
Weighted average number of common shares
  outstanding and used in diluted EPS
  calculation                                     2,421,123    8,671,328       8,556,994
Shares under option plans, excluded in
  computation of diluted EPS due to
  antidilutive effects                               36,380            -               -


O.  ACCUMULATED OTHER COMPREHENSIVE INCOME

  In accordance with SFAS No. 130, "Reporting Comprehensive Income" the Company reports changes in stockholders' equity from all sources during the period other than those resulting from investments by stockholders (i.e., issuance or repurchase of common shares and dividends.) The composition of other comprehensive income is as follows:


                                                                       ACCUMULATED
                                                       UNREALIZED         OTHER
                                                     GAINS (LOSSES)   COMPREHENSIVE
                                                      ON SECURITIES       INCOME
                                                      ------------     ------------
December 31, 2000
   Beginning Balance . . . . . . . . . . . . . . . .     $318,032        $318,032
  2001 Change  . . . . . . . . . . . . . . . . . . .      (95,340)        (95,340)
                                                         --------        --------
December 31, 2001  . . . . . . . . . . . . . . . . .     $222,692        $222,692

  2002 Change  . . . . . . . . . . . . . . . . . . .     (222,692)       (222,692)
                                                        ---------       ---------
December 31, 2002  . . . . . . . . . . . . . . . . .           $0              $0

  2003 Change  . . . . . . . . . . . . . . . . . . .            0               0
                                                        ---------       ---------
December 31, 2003  . . . . . . . . . . . . . . . . .           $0              $0
                                                        =========       =========



P.  RECLASSIFICATIONS

  Certain reclassifications have been made in prior years' financial statements to conform to classifications and presentation used in the current year.

Q.  PRINCIPLES OF CONSOLIDATION

  BayCorp's Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. The Company had a 15% joint ownership interest in Seabrook, a 1,150-megawatt nuclear generating unit. The Company recorded in its financial statements its proportional share of Seabrook's assets, liabilities and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

  In January 2003, the FASB issued Interpretation No. ("FIN")
46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company has deemed that its investment, HoustonStreet, is not a variable interest entity. Therefore, the Company will not consolidate HoustonStreet.

  At December 31, 1999, BayCorp owned 100% of HoustonStreet. As of December 31, 2001 and as of December 31, 2002, the Company owned approximately 45.9% of HoustonStreet. As of December 31, 2003, the Company owned approximately 49.7% of HoustonStreet. Of the 50.3% of HoustonStreet that is not owned by the Company, approximately 3.3% is owned by Elliott Associates L.P. Inc., who was a 5% or more stockholder of the Company until March 18, 2003.
The remaining 47% is owned by unrelated parties.   As a result of
the above decrease in ownership, during 2000, the Company deconsolidated HoustonStreet. At December 31, 2001, December 31, 2002 and at December 31, 2003, the Company accounts for this investment on the equity method. The Company has an agreement with HoustonStreet under which it is providing certain accounting and administrative services to HoustonStreet for the periods April 1999 to December 2003. Income related to such services was $30,000 for the year ended December 31, 2003, $60,000 for the year ended December 31, 2002 and $165,000 for the year ended December 31, 2001.

R.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The   estimated   fair   value  of  the   Company's   financial
instruments as of December 31, 2003 and 2002 are as follows:

                                        2003                        2002
                               -----------------------     -----------------------
                         Carrying Amount Fair Value  Carrying Amount    Fair Value
                          ------------   --------      -----------       --------
                                               (Dollars in Thousands)
                                                -------------------
 Cash & Cash Equivalents      $7,469      $7,469         $134,164         $134,164
 Restricted Cash - Escrow      2,500       2,500            2,500            2,500
 Accounts Receivable             339         339              316              316
 Energy Trading Contracts          3           3            2,184            2,184


The carrying amounts for all assets other than energy trading contracts approximate fair value because of the short maturity of these instruments. The fair value of the energy trading contract is based on current projections of power prices over the life of the contract.

S.  DETAIL OF MISCELLANEOUS CURRENT LIABILITIES

  Miscellaneous current liabilities consisted of the following as of December 31, 2003 and 2002:


                                             2003     2002
                                             -----    -----
                                               (Dollars in
                                               Thousands)
      Accrued Seabrook Costs . . . . . .    $1,740     $3,594
      Accrued Other  . . . . . . . . . .         0        198
                                            ------     ------
                                            $1,740     $3,892
                                            ======     ======


  Accrued Seabrook costs represent management's best estimate of final Seabrook closing costs.

T. ENRON CLAIM

  In January 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owed Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also has an unliquidated claim against Enron for damages resulting from the termination of the contracts. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron filed a plan of reorganization on July 11, 2003, which is subject to the approval of creditors and the bankruptcy court. In October 2003, BayCorp sold a portion of its power delivery claim in the amount of $1,041,600 to an institutional investor for $343,700, which it received in December 2003. BayCorp recorded this transaction as a recovery of bad debt. BayCorp retains the remaining portion of the power delivery claim as well as the claim for damages. Any recovery by the Company on account of this remaining claim against Enron is uncertain.

U. ISSUER TENDER OFFER

  On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share (the "Tender Offer" or "Offer"). The Company disclosed in the Offer to Purchase mailed to stockholders that the Board may decide to reduce the number of shares purchased in the Offer to preserve the Company's ability to use its approximately $90 million in net operating loss ("NOL") carryforwards. The Offer was scheduled to expire on March 3, 2003.

  On March 4, 2003, in view of the response to the Offer and the significant proration that would have been necessary to preserve the Company's NOL carryforwards, the Board determined and announced that it would not exercise its reserved right to prorate the shares tendered in the Offer to preserve the Company's ability to use the NOL carryforwards without limitation. The Company extended the expiration date of the Tender Offer to March 18, 2003 to provide stockholders additional time to tender shares that had not been tendered or to withdraw shares that had been tendered. At the extended expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options surrendered for repurchase and cancellation.) The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and surrendered options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. The Company distributed approximately $123,622,000 to tendering stockholders and option holders. As of December 31, 2003 the Company had 641,937 shares outstanding and cash and cash equivalents and restricted cash of approximately $9,969,000.

V. ACCOUNTING FOR STOCK OPTIONS

  The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 and related interpretations for options issued prior to 2003 and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. The Company recorded compensation expense related to these options. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, Accounting for Stock Based Compensation as amended by SFAS 148. Awards under the Company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

  Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (dollars are in thousands, except per share amounts.)




                                                           2003        2002       2001
                                                          -----       -----       -----
Net Income (Loss): As Reported . . . .                   $(4,168)    $58,873     $20,804
 Stock compensation expense included
   in net income/(loss)  . . . . . . .                       410       2,468         358
 Stock compensation expense determined using
   fair value method for all awards                         (369)     (3,121)     (2,645)
     Pro Forma . . . . . . . . . . . .                    (4,127)     58,220      18,517
Earnings (Loss) Per Share (Basic): As Reported            $(1.72)      $7.02       $2.49
     Pro Forma . . . . . . . . . . . .                     (1.70)       6.94        2.22
Earnings (Loss)Per Share (Diluted): As Reported           $(1.72)      $6.79       $2.43
     Pro Forma . . . . . . . . . . . .                     (1.70)       6.71        2.16


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001 respectively: weighted average risk-free interest rates of 3.4,
4.9 and 4.9 percent, expected dividend yields of 0 % and expected lives of five, seven and seven years and expected volatility of 24%, 47% and 67%, respectively.

2.  TAXES ON INCOME

  The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2003 and 2002:

                                    DECEMBER 31,            DECEMBER 31,
                                        2003                    2002
                                     -----------             -----------
             Federal
               Current                       $-                     $-
               Deferred                       -                      -
                                       --------             ----------
                                             $-                     $-
                                       --------             ----------

             State
               Current                       $-             $3,281,000
               Deferred                       -                      -
                                       --------             ----------
                                             $-             $3,281,000
                                       ========             ==========


  Accumulated deferred income taxes consisted of the following at December 31, 2003 and 2002:



                                                      2003             2002
                                                     -----            -----
    Assets
      Net operating loss carryforwards . . . .   $3,700,000        $52,100,000
      Financial reserves . . . . . . . . . . .       14,000            467,000
      Unrealized gain/loss . . . . . . . . . .      820,000              4,000
      Other, net . . . . . . . . . . . . . . .      484,000                  -
                                                -----------        -----------
    Accumulated deferred income tax asset         5,018,000         52,571,000
    Valuation allowance  . . . . . . . . . . .   (5,018,000)       (52,571,000)
                                                -----------       ------------
    Accumulated deferred income tax asset, net           $-                 $-
                                                ===========       ============


  The federal income tax provision set forth above represents 0% of pre-tax loss in the years ended December 31, 2003 and 2002.
The following table reconciles the statutory federal income tax rate to those percentages:




                                                      DECEMBER 31,       DECEMBER 31,
                                                          2003               2002
                                                        --------           --------

  Income (Loss) before taxes  . . . . . . . . .       $(4,167,504)        $62,073,000
  Federal statutory rate                                       34%                 34%
  Federal income tax liability (benefit) at
    statutory levels . . . . . . . . . . . . . .       (1,416,951)         21,105,000
  Decrease (increase) from statutory levels
    State tax net of federal tax benefit . . . .                -           2,153,000




    Valuation allowance  . . . . . . . . . . . .         1,416,951        (20,923,000)
    Other  . . . . . . . . . . . . . . . . . . .                 -            946,000
                                                       -----------       ------------
  Total Provision  . . . . . . . . . . . . . . .                $-         $3,281,000
                                                       ===========       ============



  At December 31, 2002 and 2003, the Company had net operating losses for federal income tax purposes of approximately $159 million and $167 million, respectively, before limitations. The Company's federal net operating loss carryforwards will expire during the years ending December 31, 2004 through 2023 if not used to offset future taxable income. The Company believes that the Tender Offer in March 2003 and related transactions resulted in an ownership change within the meaning of Internal Revenue Code ("IRC") Section 382. As such, the Company may be precluded from utilizing its loss carryforwards originating prior to the ownership change. The Company estimates approximately $165 million of the Company's NOL is subject to an annual limitation for purposes of IRC Section 382 of approximately $390,000 through 2023. As a result of these limitations, all or a portion of the Company's federal and state net operating loss carryforwards incurred prior to the Tender Offer may expire unused. Additional net operating loss carryforwards and other tax attributes generated subsequent to the Tender Offer may be limited in the event of certain future changes in the ownership of significant stockholders.

  The Company has recorded a valuation allowance against its
deferred tax assets.   Management considers all available
evidence, historical and prospective, with greater weight given to historical evidence, as well as the matters described in the preceding paragraph, in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the Company's deferred tax assets is dependent upon resolution of the matters described in the preceding paragraph and generation of future taxable income.

  Approximately $2.7 million of the Company's deferred tax assets and related valuation allowance relate to net operating losses attributable to the exercise of employee stock options. The tax benefit of this amount, when recognized, will be accounted for as a credit to additional paid in capital.

  The Company has filed its 2002 tax returns and is expecting a refund of approximately $941,000 from the State of New Hampshire for overpayment of 2002 state income taxes. The State of New Hampshire Department of Revenue Administration ("NHDRA") began a review of the Company's 2000, 2001 and 2002 tax returns in December 2003. The review has not been completed, and the requested refund has not been paid to the Company. The NHDRA has not proposed any adjustments to the returns. The Company believes that positions taken with respect to tax matters are valid and supportable. However, given the current uncertainty as to the outcome of the audit, the Company has not recorded the expected refund as of December 31, 2003.

3.  ENERGY MARKETING

  Until November 1, 2002, the Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. It currently utilizes firm forward and spot purchases to maximize the value of the Unitil Purchased Power Agreement ("Unitil PPA"). The net unrealized loss on trading activities for the year ended December 31, 2003 was $1,926,000 and is included in the accompanying consolidated statement of operations for 2003. The net unrealized gain on trading activities for the year ended December 31, 2002 was $115,300 and is included in the accompanying consolidated statement of operations for 2002. The Company had not entered into any forward firm energy trading contracts as of December 31, 2001. The net change in unrealized gain on trading activities for the year ended December 31, 2001 was $12,879,000 and is included in the accompanying consolidated statement of operations for 2001.

  The Company purchases a portion of its power needed for resale from ISO New England ("ISO NE".) ISO NE requires financial assurance to protect the New England Power Pool ("NEPOOL") against a payment default of one of its participants. The Company has provided this assurance in the form of a cash deposit at ISO NE. The amount of this deposit was approximately $1,508,000 as of December 31, 2003. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements.

4.  PURCHASED POWER AGREEMENTS

  Great Bay was party to a purchased power contract, dated as of April 1, 1993, with Unitil that provided for Great Bay to sell to Unitil 0.8696% of the energy and capacity of Seabrook, approximately 10 MW. The Unitil PPA commenced on May 1, 1993 and runs through October 31, 2010. The price for power was subject to increase in accordance with a formula that provided for adjustments at less than the actual rate of inflation. Unitil had an option to extend the Unitil Purchased Power Agreement for an additional 12 years until 2022.

  In anticipation of the Seabrook Sale, the Unitil PPA was amended as of November 1, 2002. The amendment primarily modified the existing power supply contract to reduce the amount of power delivered to 9.06 MWs, reduce the price that Unitil pays for power to $50.34 per MW hour, and provide that Great Bay will supply the power regardless of whether Seabrook was providing the power. The amendment also provided alternative security for Unitil's benefit, to replace and discharge the Third Mortgage that secured Great Bay's performance of the contract. In connection with the amended contract, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should the Company default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval. Great Bay assigned the Unitil PPA to GBPM as of January 1, 2003.

  This contract meets the definition of an energy-trading contract under Emerging Issues Task Force ("EITF") issue no. 98-10 and 00-17. In accordance with the FASB's EITF issue no. 02-03 the inception gain (initial value of $2.1 million) on the contract has been deferred and will be recognized over the life of the contract. The fair value of the contract was $3,400 as of December 31, 2003 and $2.2 million as of December 31, 2002. The deferred gain on the contract was $1.8 million as of December 31, 2003 and $2.1 million as of December 31, 2002. These amounts are reflected in the Company's balance sheet.

5.  STOCK OPTION PLAN

  On April 24, 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "1996 Plan"), which received stockholder approval at the Company's annual meeting on April 16, 1996. On May 2, 2001 the Board of Directors of the Company established the 2001 Non-Statutory Stock Option Plan (the "2001 Plan"), which received stockholder approval at the Company's annual meeting on April 24, 2002. The purpose of these plans is to secure for the Company and its stockholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company who are expected to contribute to the Company's future growth and success. Options granted pursuant to the 1996 Plan may be either incentive stock options meeting the requirements of
Section 422 of the Internal Revenue Code or nonstatutory options, which are not intended to meet the requirements of Section 422. Options granted pursuant to the 2001 plan will be non-statutory options that are not intended to meet the requirements of Section 422 of the Internal Revenue Code. The 1996 Plan and the 2001 Plan are administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to stockholder approval in certain instances in the case of the 1996 Plan.

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

  The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 and related interpretations for options issued prior to 2003 and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. The Company recorded compensation expense related to these options. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, Accounting for Stock Based Compensation as amended by SFAS 148. Awards under the Company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

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

  FASB Interpretation No. 44, Accounting for Certain
Transactions involving Stock Compensation ("FIN 44"), effective July 1, 2000 and applied prospectively (except for direct or indirect option repricings and the definition of an employee in which case the effective date is December 15, 1998), addresses compensation issues regarding the definition of an employee, modifications to plan awards, changes in grantee status, business combinations and share repurchase features. For transactions subject to the December 15, 1998 effective date, no compensation expense is recognized for the period between December 15, 1998 and July 1, 2000. FIN 44 requires variable accounting when direct or indirect reductions of the exercise price occur. In accordance with APB 25 and FIN 44, the Company recorded compensation expense related to contingent and repriced options of $77,000, $2,467,700 and $358,000 for 2003, 2002 and 2001,
respectively.

  In April 2003 and July 2003, the Company issued 132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense in 2003 of $153,000 for these options.

  Had compensation cost for these Plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (dollars are in thousands, except per share amounts.)



                                                               2003   2002       2001
                                                               ----   ----       ----
   Net Income (Loss): As Reported . . . . . . .            $(4,168)   $58,873    $20,804
   Stock compensation expense included in
      net income/(loss) . . . . . . . . . . . .                410      2,468        358
   Stock compensation expense determined using fair value
      method for all awards . . . . . . . . . .               (369)    (3,121)    (2,645)
        Pro Forma . . . . . . . . . . . . . . .             (4,127)    58,220     18,517
   Earnings (Loss) Per Share (Basic): As Reported           $(1.72)     $7.02      $2.49
        Pro Forma . . . . . . . . . . . . . . .              (1.70)      6.94       2.22
   Earnings (Loss)Per Share (Diluted): As Reported          $(1.72)     $6.79      $2.43
        Pro Forma . . . . . . . . . . . . . . .              (1.70)      6.71       2.16



A summary of the Company's stock option plan at December 31, 2003, 2002 and 2001, and changes during the years then ended, is presented in the table and narrative below:


                                      2003                 2002                2001
                               -------------------  ------------------  ------------------
                                          WEIGHTED            WEIGHTED            WEIGHTED
                                          AVERAGE              AVERAGE             AVERAGE
                                          EXERCISE            EXERCISE            EXERCISE
                                SHARES     PRICE     SHARES     PRICE    SHARES     PRICE
                               -------    -------    -------   -------   -------   -------
Outstanding at beginning
   of year . . . . . . . . .   945,767     $8.33   1,046,701   $7.39     711,001    $6.14
Granted  . . . . . . . . . .   142,000    $14.45      80,000  $12.22     410,500    $9.30
Exercised  . . . . . . . . .  (865,554)    $8.06    (180,934)  $4.91     (67,000)   $6.31
Forfeited  . . . . . . . . .         -                     -                   -
Expired  . . . . . . . . . .      (500)   $10.25           -              (7,800)
Outstanding at end of year .   221,713    $13.05     945,767   $8.33   1,046,701    $7.39
Exercisable at end of year .   120,047    $12.45     902,434   $8.20     682,034    $7.24
Weighted average fair value
  Of options granted . . . .              $14.45              $12.22                $7.06



  The   following  table  summarizes  information  concerning  outstanding   and
exercisable options at December 31, 2003, 2002 and 2001:


                                          WEIGHTED
                                          EXERCISE
                                          REMAINING   WEIGHTED                WEIGHTED
                               NUMBER    CONTRACTUAL   AVERAGE     NUMBER      AVERAGE
                              OF SHARES     LIFE      EXERCISE    OF SHARES   EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING  IN YEARS      PRICE    EXERCISABLE    PRICE
------------------------     ----------- ----------  ----------  ----------  ----------
2003
$8.88 - $9.05                   17,228       4.1       $8.95       17,228       $8.95
$9.06 - $12.69                  62,485       4.3      $11.00       45,819      $11.28
$12.70 - $14.45                142,000       6.3      $14.45       57,000      $14.45
Total                          221,713       5.2      $13.05      120,047      $12.45
2002
$2.88 - $4.32                   40,000       3.3       $2.88       40,000       $2.88
$4.33 - $6.50                  120,167       2.8       $4.74      120,167       $4.74
$6.51 - $9.74                  545,100       4.8       $8.25      535,100       $8.32
$9.75 - $12.69                 240,500       5.1       $4.62      207,167      $11.13
Total                          945,767       4.4       $8.33      902,434       $8.20
2001
$2.88 - $4.32                   40,000       4.3       $2.88       40,000       $2.88
$4.33 - $6.50                  300,601       1.8       $4.84      300,601       $4.84
$6.51 - $9.74                  545,600       5.8       $8.25      230,933       $7.69
$9.75 - $12.69                 160,500       6.3      $10.40      110,500      $10.47
Total                        1,046,701       4.7       $7.39      682,034       $7.24



  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001 respectively: weighted average risk-free interest rates of 3.4,
4.9 and 4.9 percent, expected dividend yields of 0 % and expected lives of five, seven and seven years and expected volatility of 24%, 47% and 67%, respectively.

6.  COMMITMENTS AND CONTINGENCIES

  BayCorp and its wholly owned subsidiaries currently lease office space under a short-term noncancelable operating lease that is renewable every six months. Rental expense under operating lease agreements for the years ended December 31, 2003, 2002 and 2001 was $52,800, $81,144 and $101,325, respectively.

  Future  minimum commitments for operating leases as of December
31, 2003 are as follows:


                  YEAR ENDING          OPERATING LEASES
               -----------------       ----------------
               December 31, 2004            $8,800


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

  HoustonStreet raised additional capital in 2000 to fund its development and operations. In February 2000, HoustonStreet raised $11,0000,000 in cash by issuing 4,814,815 shares of common stock at $0.415 per share and 2,400,001 shares of Series A preferred stock at $3.75 per share. The Company's ownership in HoustonStreet at the end of February 2000 was 58.1%. In March 2000, HoustonStreet raised $5,600,005 in cash by issuing 266,667 shares of its common stock at $3.75 per share and 1,226,668 shares of Series A preferred stock at $3.75 per share. The Company's ownership in HoustonStreet at the end of March 2000 was 53.5%. In April 2000, HoustonStreet raised $13,500,000 by issuing 133,334 shares of Series A preferred stock at $3.75 per share and 1,083,334 shares of Series B preferred stock at $12.00 per share. The Company's ownership in HoustonStreet at the end of April 2000 was 50.2%. In May 2000, HoustonStreet received approximately $4,998 from the exercise of an employee stock option. The Company's ownership in HoustonStreet at the end of May 2000 was 50.0%. On December 4, 2000, HoustonStreet signed an agreement with Enron Net Works LLC to have electricity and natural gas prices that are posted on EnronOnline automatically posted on HoustonStreet. HoustonStreet issued Enron 1,781,043 shares of common stock in exchange for this agreement. As a result, as of December 4, 2000, the Company's ownership in HoustonStreet was 45.9%. The Company reflected its proportionate share of subsidiary equity resulting from the additional equity raised by HoustonStreet as a capital transaction in accordance with SEC Staff Accounting Bulletin Topic 5:H. These sell down gains resulted in an unrealized gain for 2000 of approximately $6.7 million recorded as additional paid in capital in the accompanying statement of changes in stockholders' equity.

  On December 4, 2000 HoustonStreet sold an amount of its own stock such that BayCorp no longer had majority ownership in or control over HoustonStreet. As of December 4, 2000, the Company deconsolidated HoustonStreet and started accounting for this investment on the equity method.

  In June 2001, HoustonStreet issued 426,667 shares of its common stock to settle amounts owed to a creditor of HoustonStreet. The Company's ownership in HoustonStreet at the end of June 2001 was 45%. In December 2001, HoustonStreet cancelled 850,521 shares of common stock previously issued to Enron in 2000. Enron terminated the agreement between HoustonStreet and Enron based on allegations that HoustonStreet had defaulted under the agreement. The agreement provided for the cancellation of certain shares upon this termination by Enron. HoustonStreet believes that Enron wrongfully terminated its agreement with HoustonStreet and is pursuing its rights and remedies under the contract. Also in December 2001, HoustonStreet repurchased 281,650 shares of Series A preferred stock from certain investors for $3.00. The Company's ownership in HoustonStreet at the end of December 2001 was 47.5%. In May 2002, HoustonStreet issued 500,000 shares of common stock. The Company's ownership in HoustonStreet at the end of December 2002 was 46.4%. In 2003, HoustonStreet repurchased 1,422,796 shares of Preferred A and B stock for a total of $5. The Company's ownership in HoustonStreet at the end of December 2003 was 49.7%.

  Under the equity method in 2001, the Company did not recognize HoustonStreet operating losses as the Company was no longer a majority owner and did not have voting control of HoustonStreet. In March 2001, the Company loaned an additional $450,000 in cash to HoustonStreet as part of a senior secured debt financing. The secured creditors, including BayCorp, have a first priority secured interest in all of HoustonStreet's assets. The Company recorded this loan as an equity loss in HoustonStreet in 2001 because it was uncertain if and when this amount would be recovered given the termination of the agreement with Enron that followed in June 2001. The table below reflects the pro rata portion of operating losses attributable to BayCorp's interest in HoustonStreet for 2003, 2002 and 2001.



  HoustonStreet                        2003         2002          2001
                                       ----         ----          ----
                                            (Dollars in Thousands)
  Total assets . . . . . . . . .         $606        $585         $1,256
  Total liabilities  . . . . . .       13,525      12,558         14,784
  Net sales  . . . . . . . . . .          860       1,689            523
  Net income (loss)  . . . . . .         (956)      1,383        (40,046)
  Company's equity in net loss .         (449)        641        (22,258)



  As of December 31, 2001, HoustonStreet had ceased operation of its electricity trading platform and focused exclusively on its crude oil and refined products trading platform.

  BayCorp entered into a Management and Administrative Services Agreement (the "Services Agreement") with HoustonStreet in 2003. Under the Services Agreement with HoustonStreet, BayCorp provides HoustonStreet with administrative, accounting and bookkeeping, budgeting and human resource services. HoustonStreet was billed $30,000 in 2003 for these services. The Services Agreement has a one-year term and provides for automatic one-year renewals. HoustonStreet entered into a Computer Technology Services Agreement with BayCorp in 2003 to provide BayCorp with computer technology services including but not limited to all software and hardware repairs and updates and server and networking connection issues, as may be required by BayCorp on an as needed basis. BayCorp was billed $30,000 for these services in 2003.

  The   Company   had   no   investments  or   receivables   from
HoustonStreet recognized on the accompanying balance sheet as of December 31, 2003 and 2002.

  8.  UNAUDITED SELECTED QUARTERLY FINANCIAL INFORMATION

  The following selected quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods (dollars are in thousands, except per share data):


                                                   Quarter Ended
                                         ----------------------------------
                                                                                   12-Months
2003                                 March         June     September    December    Ended
----                                -------       -------    -------     -------    -------
Operating Revenues                       $991       $996      $1,007       $1,007    $4,001
Operating Loss                         (2,171)      (317)       (931)      (1,528)   (4,947)
Net Income (Loss)                      (1,762)        35        (936)      (1,505)   (4,168)
Earnings (Loss) Per Share of
  common stock - basic                 ($0.22)     $0.05      ($1.45)      ($2.33)   ($1.72)
2002
Operating Revenues                    $15,368    $10,126     $15,559       $7,735   $48,788
Operating Income (Loss)                 3,672     (1,999)      4,656       (4,868)    1,461
Gain on Sale of Seabrook                    -          -           -       59,774    59,774
Net Income (Loss)                       3,644     (1,723)      4,831       52,121    58,873
Earnings (Loss)Per Share of
  common stock - basic                  $0.43     ($0.20)      $0.58        $6.21     $7.02
Earnings (Loss) Per Share of
  common stock - diluted                $0.43     ($0.20)      $0.55        $5.94     $6.79



  On November 1, 2002, the Company closed the sale of its interests in Seabrook and received cash consideration of approximately $108.3 million for its interests in the Seabrook
Project. The Company realized a gain on the sale of its Seabrook assets of approximately $59,774,000, or $7.12 and $6.81 per basic and diluted share, respectively.

                          HOUSTONSTREET EXCHANGE, INC.

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                      December 31,       December 31,
                                                          2003               2002
                                                      ------------       ------------

ASSETS
Current Assets:
   Cash and cash equivalents . . . . . . . . . .         $466                 $482
   Accounts receivable, net  . . . . . . . . . .          105                   86
   Other current assets  . . . . . . . . . . . .           35                   17
                                                   ----------           ----------
         Total current assets  . . . . . . . . .          606                  585

Total assets . . . . . . . . . . . . . . . . . .         $606                 $585
                                                   ==========           ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Accounts payable  . . . . . . . . . . . . . .          $27                  $21
   Note Payable - Series C . . . . . . . . . . .       13,438               12,381
   Accrued expenses  . . . . . . . . . . . . . .           70                  156
                                                   ----------           ----------
         Total current liabilities . . . . . . .       13,535               12,558
Commitments and Contingencies

Series A Preferred Stock; $0.01 par value
   Authorized  - 3,760,003 shares
    Outstanding - 2,222,224 and 3,478,353 shares,
      respectively . . . . . . . . . . . . . . .        8,333               14,100
Series B Preferred Stock; $0.01 par value
   Authorized - 2,333,334 shares
    Outstanding - 916,667 and 1,083,334 shares,
      respectively . . . . . . . . . . . . . . .       11,000               13,000
Series C - Preferred Warrants  . . . . . . . . .        4,781                4,781

Stockholders' Deficit:
   Common stock; $0.01 par value
     Authorized-270,950,000 shares
     Issued and outstanding - 16,973,393 . . . .          170                  170
   Additional paid-in capital  . . . . . . . . .       20,569               12,802
   Accumulated deficit . . . . . . . . . . . . .      (57,782)             (56,826)
                                                    ----------          ----------
         Total stockholders' deficit . . . . . .      (37,043)             (43,854)

         Total liabilities and stockholders'
           deficit . . . . . . . . . . . . . . .         $606                 $585
                                                   ==========           ==========


(The accompanying notes are an integral part of these consolidated financial statements.)

                          HOUSTONSTREET EXCHANGE, INC.

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                            YEARS ENDED DECEMBER 31,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   2003          2002           2001
                                                  -----          -----          ----
Operating Revenues  . . . . . . . . . . . .         $860         $1,690        $1,899
Operating Expenses:
   Selling and marketing  . . . . . . . . .          487            547         1,353
   Product development  . . . . . . . . . .          349            392         2,327
   General and administrative . . . . . . .           53             60         2,307
   Depreciation and amortization  . . . . .            -            793         2,925
   Impairment writedown of assets . . . . .            -              -         3,010
                                              ----------      ---------    ----------
         Total operating expenses . . . . .          889          1,792        11,922
         Operating loss . . . . . . . . . .          (29)          (102)      (10,023)
Other Income and Expense
  Interest expense  . . . . . . . . . . . .       (1,164)        (1,020)       (5,975)
  Other income  . . . . . . . . . . . . . .          237          2,677         1,061
                                              ----------     ----------    ----------
         Total Other Income/(Expense) . . .         (927)         1,657        (4,914)
Net Income/(Loss) . . . . . . . . . . . . .        $(956)        $1,555      $(14,937)
                                               ==========     =========    ==========
Basic and Diluted Net Income/(Loss)
   per Common Share . . . . . . . . . . . .       $(0.06)          $.09        $(0.87)
Weighted Average Shares Outstanding . . . .   16,973,393     16,787,092    17,076,249


(The accompanying notes are an integral part of these consolidated financial statements.)

                          HOUSTONSTREET EXCHANGE, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - UNAUDITED
                             (DOLLARS IN THOUSANDS)


                                      COMMON STOCK     ADDITIONAL  ACCUMU-        TOTAL
                                   SHARES              PAID-IN     LATED      STOCKHOLDERS'
                                   ISSUED   AMOUNT     CAPITAL     DEFICIT       DEFICIT
                                  -------------------   ---------  ----------  -----------
Balance, December 31, 2000        16,922,525     $160    $5,413   $(43,444)     $(37,871)
  Issuance of common stock in
   exchange for an intangible
   asset, $0.01 par value -
   reversal due to contract
   default . . . . . . . . . .      (890,521)       -         -          -             -
Exercise of stock options  . .        14,722        -         1          -             1
Issuance of common stock in
   exchange for services,
   $0.01 par value . . . . . .       426,667        5        60          -            65
Net loss . . . . . . . . . . .             -        -         -    (14,937)      (14,937)
                                  ----------    -----   -------   ---------     ---------
Balance, December 31, 2001 . .    16,473,393     $165    $5,474   $(58,381)     $(52,742)
Issuance of common stock . . .       500,000        5        (5)         -             -
Dissolution of Subsidiary
  Preferred Stock  . . . . . .             -        -     7,333          -         7,333
Net income . . . . . . . . . .             -        -         -      1,555         1,555
                                   ---------    -----   -------   --------      --------
Balance, December 31, 2002 . .    16,973,393     $170   $12,802   $(56,826)     $(43,854)
Reacquired preferred stock . .             -        -     7,767          -         7,767
Net Loss . . . . . . . . . . .             -        -         -       (956)         (956)
                                  ----------    -----   -------   ---------     ---------
                                                              -
Balance, December 31, 2003 . .    16,973,393     $170   $20,569   $(57,782)     $(37,043)
                                  ==========    =====   =======   =========     =========

  (The accompanying notes are an integral part of these consolidated financial statements.)

                          HOUSTONSTREET EXCHANGE, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                        FOR THE YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                        2003         2002          2001
                                                       -----         -----         -----
Operating Activities:
  Net Income (Loss)  . . . . . . . . . . . . . . .     $(956)      $1,555      $(14,936)
  Adjustments to reconcile net (loss)
   income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization  . . . . . . . .         -          793         7,727
    Impairment write down of assets  . . . . . . .         -            -         3,010
    Changes in operating assets and liabilities-
    (Increase) decrease in accounts receivable . .       (18)          76         1,048
    (Increase) decrease in other current assets  .       (19)         (29)          106
    Decrease in accounts payable  .  . . . . . . .       (80)        (800)       (7,265)
    Increase (decrease) in accrued expenses  . . .     1,171       (1,519)        1,774
                                                    --------      --------     --------
       Net cash provided by (used in) operating
        activities . . . . . . . . . . . . . . . .        98           76        (8,536)
Investing Activities:
    Change in Restricted Cash  . . . . . . . . . .         -            -           223
Financing Activities:
  Proceeds from issuance of common stock . . . . .         -            -            64
  Proceeds from exercise of stock options  . . . .         -            -             1
  Proceeds from the issuance of notes  . . . . . .         -            -         4,155
  Debt Repurchase  . . . . . . . . . . . . . . . .      (114)           -             -
                                                    --------      -------      --------
         Net cash used in (provided by)
          financing activities . . . . . . . . . .      (114)           -         4,220
         Net (decrease) increase in cash
          and cash equivalents . . . . . . . . . .       (16)          76        (4,093)
Cash and Cash Equivalents, beginning of period . .       482          406         4,499
                                                    --------      -------      --------
Cash and Cash Equivalents, end of period . . . . .      $466         $482          $406
                                                    ========      =======      ========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest . . . .        $-           $-            $-
                                                    ========      =======      ========
  Cash paid during the period for taxes  . . . . .        $-      $15,570            $-
                                                    ========      =======      ========


  (The accompanying notes are an integral part of these consolidated financial statements.)

                  HOUSTONSTREET EXCHANGE, INC.
            NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                        DECEMBER 31, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF BUSINESS

  HoustonStreet Exchange, Inc. ("HoustonStreet" or the "Company") was incorporated in Delaware on April 27, 1999. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States. In 2001, HoustonStreet significantly downsized its organization and shut down its electricity trading platforms, shifting it business focus to its crude oil and refined products trading platforms.

  HoustonStreet operates in a very competitive market. Its main competitors are numerous OTC telephone brokers. HoustonStreet believes, however, that it is currently the only online exchange for the OTC physical crude oil and refined products markets. Other online exchanges focus primarily on natural gas, power, and financial crude oil markets such as swaps and options. HoustonStreet is focused primarily on the physical crude oil markets and refined products markets.

  HoustonStreet's crude oil platform includes several trading floors, organized by grade and location. The platform allows for user-customization where the user specifies which markets should appear together on a floor, regardless of grade or location. HoustonStreet's refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. In 2003, HoustonStreet had trading volumes of over 107 million barrels of crude oil and refined products with revenues of approximately $880,600. This represents a decrease of 9.1% in barrels traded and a decrease of 5.9% in revenues as compared to 2002. As of December 31, 2003, HoustonStreet had five employees.

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

  The Company has incurred losses of approximately $58 million from inception through December 31, 2003. These losses have been funded through borrowings from BayCorp Holdings, Ltd. ("BayCorp") (an affiliated company) and the sale of common and preferred stock and series C units of the Company.

B. USE OF ESTIMATES

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

C. CASH AND CASH EQUIVALENTS

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.
The carrying amounts approximate fair value because of the short-term maturity of the investments.

D. REVENUE RECOGNITION

  Operating revenue consists of commissions for thousands of barrels (BBLS) traded on HoustonStreet.com and is recognized once the terms of the trade have been accepted by both parties.

E. SELLING AND MARKETING EXPENSES

  Selling and marketing expenses include advertising and promotional expenditures, payroll and expenses related for personnel engaged in marketing, customer service and related activities.

F. PRODUCT DEVELOPMENT EXPENSES

  Product development expenses include payroll and related expenses for Web site development and information technology personnel and Web content and design expenses.

G. DEBT RESTRUCTURING

  Debt restructuring is included in other income in 2003, 2002 and 2001. Due to its significantly reduced operations and limited cash, HoustonStreet negotiated with its vendors and settled certain accounts payables for less than the recorded amounts due.

H. INCOME TAXES

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

I. PRINCIPLES OF CONSOLIDATION

  The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, HoustonStreet B.V. and HoustonStreet N.V. The Company determined that the functional and the reporting currency of its European subsidiaries was the U.S. dollar. The effects of translation on its financial statements are immaterial to the consolidated statements as a whole. All intercompany balances and transactions have been eliminated. HoustonStreet B.V. and HoustonStreet N.V. completed voluntary dissolutions in May 2002.

J. LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviewed its software assets, including the Enron Link intangible asset, at December 31, 2001 and determined that there was an impairment of approximately $3.0 million related to such assets. The related charge is included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2001. There were no further impairment charges in 2002 or 2003.

K. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of the Company's cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. During 2003 and 2002, the Series C notes payable bore interest at prime plus 5%.

  The estimated fair value of the Company's financial instruments as of December 31, 2003 and 2002 are as follows:


                                            2003                       2002
                                  ------------------------   ------------------------
                                   Carrying                   Carrying
                                    Amount     Fair Value      Amount     Fair Value
                                  ----------   ----------     ---------   ----------
                                                (Dollars in Thousands)
  Cash & Cash Equivalents            $466          $466         $482        $482
  Accounts Receivable                 105           105           86          86
  Accounts Payable                     27            27           21          21
  Notes Payable - Series C         13,438             -       12,382           -


 Due to the nature of the debt arrangements and the Company's current business, it is not practicable to determine a fair market value for the Series C Notes.

L.  DETAIL OF MISCELLANEOUS CURRENT LIABILITIES

  Miscellaneous current liabilities consisted of the following as of December 31, 2003 and 2002:


                                              2003          2002
                                             -----          -----
                                            (Dollars in Thousands)
   Accrued Legal and Professional . . .       $    53     $    56
   Notes Payable - Series C . . . . . .        13,438      12,382
                                              -------     -------
                                              $13,491     $12,438
                                              =======     =======



M.  SEGMENT INFORMATION

  The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The Company has no separate operating segments.

N.  ACCUMULATED OTHER COMPREHENSIVE INCOME

  In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company reports changes in stockholders' equity from all sources during the period other than those resulting from investments by stockholders (i.e., issuance or repurchase of common shares and dividends.) There have been no changes in stockholders' equity during the period other than those resulting from investments by stockholders.

O.  RECLASSIFICATIONS

  Certain  reclassifications  have  been  made  in  prior  years'
financial   statements   to  conform   to   classifications   and
presentation used in the current year.

P.  PROPERTY AND DEPRPECIATION

  HoustonStreet property consists of computer equipment and software. This property was fully depreciated as of December 31,
2002.  No additional property was added in 2003.   Depreciation
and amortization expense was $0, $792,955 and $2,924,700 for the years ended December 31, 2003, 2002 and 2001, respectively.

2.  TRANSACTION WITH ENRON

  On December 4, 2000, HoustonStreet entered into an agreement with Enron, whereby North American electricity and natural gas prices posted on EnronOnline would have been automatically posted on HoustonStreet. HoustonStreet believes it satisfied its obligations under its agreement with Enron, but Enron elected to terminate the agreement in May 2001. HoustonStreet invoked the arbitration clause for settling disputes in its contract with Enron, but that claim has been stayed by Enron's Chapter 11. HoustonStreet filed a proof of claim in Enron's Chapter 11 case in October 2002. On November 25, 2003, Enron filed an objection to HoustonStreet's proof of claim with the Bankruptcy Court seeking disallowance of HoustonStreet's claim. HoustonStreet filed a response to the objection and a hearing is currently scheduled for March 25, 2004. Any recovery on the claim is highly uncertain. As a result of this uncertainty, HoustonStreet wrote off its Intangible Investment - Enron in 2001 and took a charge to earnings in 2001 of $965,000.

3.  NOTES PAYABLE

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

  The Notes were issued in units with warrants to purchase 4,019,841 common shares having an exercise price of $2.50 per share and 80,396,767 Series C preferred shares having an exercise price $0.15 per share. Both Series C and Common Stock warrants can be exercised for cash or by surrender of the Senior Secured Notes that were sold in units with the warrants. Common stock warrants may also be exercised by cashless exercise. The warrants are transferable. The exercise prices of and number of shares for which the warrants are exercisable are adjusted in the event of stock dividends or splits. Series C warrants are also subject to adjustment in the event of diluting issues of common stock (or securities convertible to common stock) at prices lower than the then existing warrant exercise price to such lower issuance price. The warrants have no rights to receive dividends or voting rights. The Common Stock warrants expire March 30, 2006 and Series C Preferred Stock warrants expire 7 days following payment of the Series C Note. In accordance with APB 14, The Company has allocated the proceeds from the Series C Notes to the notes and warrants based upon their relative fair values, resulting in an allocation of $6,378,586 to Series C Notes and $4,780,929 to Series C Warrants. The fair value of the warrants was estimated using the Black Scholes valuation model with the following assumptions used: expected lives of 3 years, expected annualized volatility of 60%, annual rate of quarterly dividends of 0 and discount rate - bond equivalent yield of 4%.

  In addition to normal debt covenant requirements, in connection with the issuance of the Series C Units, HoustonStreet covenanted to cooperate and use its best efforts to facilitate the imposition of the first priority lien on all the assets of HoustonStreet as contemplated by the Senior Secured Note and Warrant Agreement and the ancillary agreements. HoustonStreet is in compliance with these covenants. The Series C debt has no financial covenants.

  The assets that secure the Series C Units include all of HoustonStreet's real and personal property, including, without limitation (i) accounts now owned or hereafter acquired by the Company, including accounts receivable, contract rights, notes, drafts and other, (ii) obligations or indebtedness owed to HoustonStreet, (iii) books and records of HoustonStreet, (iv) equipment owned by HoustonStreet, (v) general intangibles, (vi) proceeds and all other profits, products, rents or receipts arising from the collection, and (vii) trademarks and trademark licenses.

  The Company received cash of $2,928,200 and the Company converted existing debt in the amount of $8,231,400 into notes upon issuance of the Series C Notes. Commitments for the initial closing were approximately $2,928,200 and as of April 13, 2001, HoustonStreet had received these committed funds. Commitments for the second closing were approximately $1,107,500 and payment was tied to the successful implementation of a posting agreement between HoustonStreet and Enron. In 2000, HoustonStreet signed an agreement with Enron to provide a link with EnronOnline ("EOL") enabling electricity and natural gas prices listed on EOL to be simultaneously posted on HoustonStreet. Although HoustonStreet successfully completed the link, Enron provided HoustonStreet with a notice of termination of the agreement after the link was completed but prior to the link going live. Accordingly, the second closing did not occur.

  The notes were not paid when due, and in February 2004, HoustonStreet was formally notified of the payment default. BayCorp and the other senior secured noteholders have reserved their rights and are considering all of their options to maximize recovery on the notes, including a restrucuring that would potentially provide effective control of HoustonStreet to the noteholders.

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

4.  EMPLOYEE AND DIRECTOR RETENTION AND INCENTIVE PLAN

  In March 2002, the Board of Directors of the Company established the 2002 Employee and Director Retention and Incentive Plan (the "2002 Plan"). The purpose of this plan is to advance the interest of the Company's stockholders by enhancing the Company's ability to retain and motivate persons who make (or are expected to make) important contributions to the Company.
The 2002 Plan seeks to align employee and director interests with those of the Series C investors.

  The 2002 Plan established Series C Incentive Plan Rights ("Series C Rights") which mirror the pecuniary interests of current Series C units. The Series C Rights have no voting rights or privileges. The Series C Rights accrue interest at the same rate as Series C units and vest according to the existing stock option grant vesting schedules. In the event of a sale or liquidation, the employees vested Series C Rights would participate on the same basis as the Series C Units, providing the holder pro rata participation in the sale or liquidation alongside the Series C Unit holders. In the event that the majority of Series C Unit holders convert all or a part of their Series C Units into Series C Preferred Stock, Series C Rights holders would have the option from that point forward to convert their pro rata share of vested Series C Rights into phantom shares of Series C Preferred Stock.

  Upon grant of Series C Rights, all $.15 per share stock option grants were retired and Series C Rights were granted based on the retired stock option grants. The Company has granted 1,645,716 Series C Rights to employees and directors. As of December 31, 2002, 1,260,000 Series C Rights were vested.

5.  STOCK TRANSACTIONS AND STOCKHOLDERS' DEFICIT

     AUTHORIZED CAPITAL

  At December 31, 2003 and December 31, 2002, the authorized capital stock of the Company consisted of 270,950,000 shares of common stock and 156,134,188 shares of preferred stock, $0.01 par value per share, of which 20,112,284 and 21,535,080 shares were issued and outstanding, respectively.

     PREFERRED STOCK

  Preferred stock may be issued from time to time in one or more series by the Board of Directors. Any shares of preferred stock that may be redeemed, repurchased or acquired by the Company may be reissued, except as otherwise provided by law. Different series of preferred stock shall not be construed to constitute different shares for the purpose of voting by classes unless expressly provided. The Company has authorized for issuance 156,134,188 shares of preferred stock as of December 31, 2003, of which there were 2,222,224 Series A convertible preferred shares, authorized, issued and outstanding, $0.01 par value per share, and 916,667 Series B convertible preferred shares, $0.01 par value per share, authorized, issued and outstanding. There are no shares of Series C preferred stock issued and outstanding.

  The Company repurchased 7,766,673 shares of preferred stock in 2003 for a nominal amount. The resulting gain has been recorded by the Company as additional paid in capital.

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

    REDEMPTION

    Each holder of outstanding shares of Series A or B stock may request that the Company redeem the holder's outstanding shares of Series A or B stock in three equal annual installments on each of the fourth, fifth and sixth anniversaries of their initial issuance based on the original purchase price or, at any time, based on the $0.01 par value. The date for notices of the first annual installment redemption has passed without any request for redemption.
    The management of HoustonStreet believes that the redemption prices are far in excess of the market value of the Series A and B Preferred Stock, and HoustonStreet does not currently have either the resources or the legal ability to be able to pay such redemption, if requested.

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

COMMON STOCK

  Except as otherwise required by law or provided in the Company's Certificate of Incorporation, each share of common stock is entitled to one vote on all matters to be voted on by stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to receive such dividends (if any) as may be declared by the Board of Directors out of funds legally available therefore. In the event of the voluntary or involuntary liquidation or dissolution of the Company and after payment of all creditors and liquidation preferences, including the liquidation preference of any preferred stock, the holders of common stock are entitled to share the remaining net assets of the Company. There were 16,973,393 shares of common stock issued and outstanding as of December 31, 2003.

6.  COMMON STOCK OPTIONS

  In June 1999, the Company's Board of Directors (the Board) approved the Company's 1999 Stock Incentive Plan (the 1999 Plan), which provides for the grant of incentive and nonqualified stock options for the purchase of up to an aggregate of 2,000,000 shares of the Company's common stock by management, employees, consultants, advisors and directors of the Company. In 2000, the number of shares authorized to be issued pursuant to the 1999 Plan was increased from 2,000,000 to 4,000,000. On March 21, 2001, the number of shares authorized to be issued pursuant to the 1999 Plan was increased to 40,000,000. As of December 31, 2003, options to purchase an aggregate of 1,216,082 shares of common stock at a weighted average option exercise price of $1.35 per share were outstanding under the 1999 Plan. There have been no options issued under this Plan since May 2001.

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

7.  COMMITMENTS AND CONTINGENCIES

  HoustonStreet currently leases office space under a short-term noncancelable operating lease that is renewable annually on April
1. Rental expense under this operating lease agreement for the year ended December 31, 2003 was $14,300. The Company was not a party to any operating lease as of December 31, 2002.

  Future  minimum commitments for operating leases as of December
31, 2003 are as follows:


                 YEAR ENDING         OPERATING LEASES
                 -----------          --------------
              December 31, 2004           $3,900

8.  INCOME TAXES

  Due to losses incurred since inception, there is no income tax benefit in the periods presented. As of December 31, 2003, the Company had approximately $34 million of federal net operating loss carryforwards, which begin to expire in the year 2014. A full valuation allowance was established for the net deferred tax asset, as realization of the tax benefit is not assured. In addition, the Company's utilization of its net operating loss carryforwards may be limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in ownership in excess of 50% that have or may occur.

  The following table reconciles the statutory federal income tax rate to the 0% provision:




                                                                 DECEMBER 31,
                                                            2003              2002
                                                            -----             -----
            Income (Loss) before taxes . . . . . . .      $(956,017)        $1,554,642
            Federal statutory rate                               34%               34%
            Federal income tax benefit at
              statutory levels . . . . . . . . . . .      $(325,046)          $528,578
            (Decrease) increase from statutory
              levels-
              State tax, net of federal tax benefit.        (53,633)            41,975
              Valuation allowance  . . . . . . . . .        378,679            570,553
              Other  . . . . . . . . . . . . . . . .              -                  -
                                                         ----------         ----------
            Effective federal income tax expense . .             $-                 $-
                                                         ==========         ==========



9.  RELATED PARTY TRANSACTIONS

  On April 27, 1999, the Company entered into a Management and Administrative Services Agreement ("Services Agreement") with BayCorp. Under the Services Agreement, BayCorp provides HoustonStreet with administrative, accounting and bookkeeping, budgeting and human resource services. This management and services fee was $30,000, $60,000 and $165,000 for 2003, 2002 and
2001, respectively. The Services Agreement has a one-year term and provides for automatic one-year renewals. HoustonStreet entered into a Computer Technology Services Agreement with BayCorp in 2003 to provide BayCorp with computer technology services including but not limited to all software and hardware repairs and updates and server and networking connection issues, as may be required by BayCorp on an as needed basis. The fee for these services in 2003 was $30,000.

  For the period ending December 31, 2003, approximately 60% of revenues were from three customers who are also preferred stock stockholders of the Company. For the period ending December 31, 2002, approximately 45% of revenues were from two customers who are also preferred stock stockholders of the Company. For the period ending December 31, 2001, approximately 21% of revenue was from a customer who is also a preferred stock stockholder of the Company.

10. UNAUDITED SELECTED QUARTERLY FINANCIAL INFORMATION

  The following selected quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods (dollars are in thousands, except per share data):


                                              Quarter Ended
                                     -------------------------------
                                                                            12-Months
                                  March      June     September  December     Ended
2003
Operating Revenues                 $238       $230      $192       $200        $860
Operating Loss                      (10)        (6)      (42)        29         (29)
Net Loss                           (274)      (301)     (341)       (40)       (956)
Loss Per Share of common stock
 - basic                         ($0.02)    ($0.02)   ($0.02)     ($0.0)     ($0.06)
2002
Operating Revenues               $1,006       $235      $231       $218      $1,690
Operating Income (Loss)             508       (279)     (247)       (84)       (102)
Net Income (Loss)                   610       (760)      656      1,049       1,555
Earnings (Loss) Per Share of
 common stock - basic             $0.04     ($0.05)    $0.04      $0.06       $0.09


                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BAYCORP HOLDINGS, LTD.

March 26, 2004
                       By: /s / Frank W. Getman Jr.
                          ------------------------------
                          Frank W. Getman Jr.
                          President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            SIGNATURE                          TITLE                       DATE
/s/ Frank W. Getman Jr.            President, Director and Chief      March 26, 2004
---------------------------        Executive Officer (principal
Frank W. Getman Jr.                executive officer, principal
                                   financial officer and
                                   principal accounting
                                   officer)


/s/ Anthony M. Callendrello        Director                           March 26, 2004
---------------------------
Anthony M. Callendrello


/s/ Alexander Ellis III            Director                           March 26, 2004
---------------------------
Alexander Ellis III


/s/ Stanley I. Garnett II          Director                           March 26, 2004
---------------------------
Stanley I. Garnett II


/s/ James S. Gordon                Director                           March 26, 2004
---------------------------
James S. Gordon


/s/ Thomas C. Leonard              Director                           March 26, 2004
---------------------------
Thomas C. Leonard


/s/ John A. Tillinghast            Director                           March 26, 2004
---------------------------
John A. Tillinghast




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

 3.1 Certificate of Incorporation of BayCorp Holdings, Ltd., filed as Exhibit 3.1 to the Registration Statement on Form S-4 of BayCorp Holdings, Ltd. (Registration Statement 333-
          3362) filed on April 11, 1996 and incorporated herein by reference.

 3.2 By-laws of BayCorp Holdings, Ltd., filed as Exhibit 3.2 to the Registration Statement on Form S-4 of BayCorp
          Holdings, Ltd. (Registration Statement 333-3362) filed on April 11, 1996 and incorporated herein by reference.

 10.1     Amended and Restated Purchase Power Agreement between
          Unitil Power Corp. and Great Bay Power Corporation, dated as of November 1, 2002 incorporated by reference to
          Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

 10.2 1996 Stock Option Plan of BayCorp Holdings, Ltd., as amended, filed as Annex III to the Prospectus in the Registration Statement on Form S-8 of BayCorp Holdings, Ltd. (Registration Statement 333-3362) filed on June 12, 1996 and incorporated herein by reference.

 10.3 2001 Non-Statutory Stock Option Plan of BayCorp Holdings, Ltd., filed as Exhibit 99 to the Registration Statement on Form S-8 of BayCorp Holdings, Ltd. (Registration Statement 333-71976) filed on October 22, 2001 and incorporated herein by reference.

 10.4 Stock Option Agreement, dated May 25, 2000, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.5 Non-Statutory Stock Option Agreement and related Incentive Stock Option Agreement, each dated May 2, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.6 Retention and Incentive Agreement, dated November 30, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd. and incorporated by reference to Exhibit
          10.26 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year end December 31, 2002.

 10.7 Retention and Incentive Agreement, dated December 3, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd. and incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year end December 31, 2002.

 10.8 1999 Stock Incentive Plan of HoustonStreet Exchange, Inc., filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

 10.9 Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (first of two identically titled and dated agreements), filed as Exhibit
          10.25 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

 10.10 Amended and Restated Incentive Stock Option Agreement, dated as of July 30, 1999, by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc. (second of two identically titled and dated agreements), filed as Exhibit
          10.26 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

 10.11 Series A Convertible Preferred Stock Purchase Agreement, dated as of February 2, 2000, as amended, by and among HoustonStreet Exchange, Inc. and the Purchasers (as defined therein), filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

 10.12 Form of Omnibus Signature Page dated as of March 6, 2000 relating to the preceding exhibit, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

 10.13 Fourth Amended and Restated Stockholders' Voting Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Purchasers (as defined therein), filed as Exhibit
          10.44 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.14 Amended and Restated Investor Rights Agreement dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the other parties named therein, filed as Exhibit 10.45 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.15 Third Amended and Restated Rights of First Refusal and Co-Sale Agreement dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the other parties named therein, filed as Exhibit 10.46 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.16 Senior Secured Note and Warrant Purchase Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Purchasers (as defined therein), filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.17 Series C Preferred Stock Warrant Agreement, dated as of March 30, 2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Holders (as defined therein), filed as Exhibit 10.48 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.18    Common Stock Warrant Agreement, dated as of March 30,
          2001, by and among BayCorp Holdings, Ltd., HoustonStreet Exchange, Inc. and the Holders (as defined therein), filed as Exhibit 10.49 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.19 Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of BayCorp Holdings, Ltd., filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.20 Series C Warrant No. W-C001, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to BayCorp Holdings, Ltd., filed as Exhibit 10.51 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.21 Series C Warrant No. W-C006, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to James S. Gordon, filed as Exhibit 10.52 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.22 Series C Warrant No. W-C010, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to Omega Advisors, Inc., filed as Exhibit 10.53 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.23 Common Stock Warrant No. W-001, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to BayCorp
          Holdings, Ltd., filed as Exhibit 10.54 to the Company's
          Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.24 Common Stock Warrant No. W-006, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to James S. Gordon, filed as Exhibit 10.55 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.25 Common Stock Warrant No. W-010, dated March 30, 2001, issued by HoustonStreet Exchange, Inc. to Omega Advisors, Inc., filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.26 Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of James S. Gordon, filed as Exhibit 10.57 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 10.27 Senior Secured Promissory Note, dated March 30, 2001, by HoustonStreet Exchange, Inc. in favor of Omega Advisors, Inc., filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.

 14       Code of Business Conduct

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

 23.1     Consent of Vitale, Caturano & Company P.C.

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