Form 10-Q
period 2004-03-31
BAYCORP HOLDINGS LTD
filed 2004-04-23
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended   March 31, 2004
                                                  ---------------
                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from      ______________ to _____________

     Commission file number                                 1-12527
                                                            -------

                             BAYCORP HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)
              -----------------------------------------------------

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

Yes   X     No
     ---       ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No  X
     ---      ---

              Class                               Outstanding at April 15, 2004
----------------------------------------          ------------------------------
Common Stock, $0.01 Par Value per Share                     611,697

                                      INDEX


PART I - FINANCIAL INFORMATION:


   Item 1 - Financial Statements:

   Consolidated Statements of Income -
     Three Months Ended  March 31, 2004 and 2003 . . .  . . . . . . . . . . .         3

   Consolidated Balance Sheets at March 31, 2004
     and December 31, 2003  . . . . . . . . . . . . . . . . . . . . . . . . .         4

   Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 2004 and 2003 . . . . . . . . . . . . . . .         5

   Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . .         6

   Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .        11

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk  . . .        18

   Item 4 - Controls and Procedures . . . . . . . . . . . . . . . . . . . . .        18



PART II - OTHER INFORMATION:

   Item 2 - Changes in Securities and Use of Proceeds . . . . . . . . . . . .        19

   Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . .        19

   Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .        19

   Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

   Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21


                                        2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
            (Dollars in thousands, except shares and per share data)

                                                              Three Months Ended
                                                                  March 31,
                                                           2004               2003
                                                           ----               ----

Operating Revenues                                       $1,034               $991

Operating Expenses
  Purchased Power                                         1,131              1,195
  Unrealized Loss on Energy Contracts                     1,637              1,083
  Administrative & General                                  415                756
  Taxes other than Income                                    13                128
                                                       --------           --------
      Total Operating Expenses                            3,196              3,162

Operating Loss                                           (2,162)            (2,171)

Other Income
  Interest and Dividend Income                               55                402
  Other Income                                                9                  7
                                                       --------           --------
      Total Other Income                                     64                409

Loss Before Income Taxes                                 (2,098)            (1,762)
  Income Taxes                                                0                  0
                                                       --------           --------
Net Loss                                                ($2,098)           ($1,762)
                                                       ========          =========

Weighted Average Shares Outstanding - Basic             629,353          7,844,102
Weighted Average Shares Outstanding - Diluted           629,353          7,844,102
Basic Net Loss Per Share                                 ($3.33)            ($0.22)
Diluted Net Loss Per Share                               ($3.33)            ($0.22)

 (The accompanying notes are an integral part of these consolidated statements.)


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                       March 31,        December 31,
                                                          2004              2003
                                                       ---------         -----------
ASSETS

Current Assets:
  Cash & Cash Equivalents                                  $6,432              $7,469
  Restricted Cash - Escrow                                  2,500               2,500
  Accounts Receivable, net                                    339                 339
  Prepayments & Other Assets                                1,030               1,085
                                                        ---------           ---------
      Total Current Assets                                 10,301              11,393


Other Assets:
  Unrealized Gain on Energy Contracts -
   at market                                                    -                   3
  Other Long Term Assets                                    1,662               1,508
                                                        ---------           ---------
      Total Other Assets                                    1,662               1,511

TOTAL ASSETS                                              $11,963             $12,904
                                                        =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                           $868                $965
  Accrued Taxes                                                82                  95
  Miscellaneous Current Liabilities                         1,725               1,740
                                                        ---------           ---------
          Total Current Liabilities                         2,675               2,800

Deferred Gain on Energy Contract                            1,732               1,798
Unrealized Loss on Energy Contract -
   at market                                                1,699                   -

Commitments & Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value
      Authorized - 1,000,000 shares;
      Issued and Outstanding - 0 Shares                         -                   -

  Common stock, $.01 par value,
      Authorized - 4,000,000 shares
      Issued and Outstanding - 611,697 and
        641,937 shares, respectively                            6                   6
      Additional Paid-in Capital                          (20,882)            (20,531)
      Accumulated Earnings                                 26,733              28,831
                                                        ---------           ---------
          Total Stockholders' Equity                        5,857               8,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $11,963             $12,904
                                                        =========           =========

 (The accompanying notes are an integral part of these consolidated statements.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                              2004              2003
                                                              ----              ----
Net cash flow from operating activities:
    Net loss                                                 ($2,098)           ($1,762)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
         Unrealized loss on the mark-to-market of
           energy contract                                     1,703              1,149
         Amortization of deferred gain on energy
            contract                                             (66)               (66)
         Non-cash compensation expense                            43                 77
         Increase in accounts receivable                           0                (23)
         (Increase) decrease in prepaids and other
            assets                                               (98)             1,400
         Increase (decrease) in accounts payable and
           accrued expenses                                      (97)               710
         Decrease in taxes accrued                               (13)            (2,241)
         Decrease in miscellaneous and other
           liabilities                                           (16)            (3,058)
                                                            --------            --------
      Net cash used in operating activities                     (642)            (3,814)

Net cash used in financing activities:
  Stock option exercise                                            0              1,776
  Reacquired capital stock and options                          (395)          (123,623)
                                                            --------          ---------
      Net cash used in financing activities                     (395)          (121,847)

Net decrease in cash and cash equivalents                     (1,037)          (125,661)
Cash and cash equivalents, beginning of period                 7,469            134,164
                                                            --------          ---------
Cash and cash equivalents, end of period                    $  6,432          $   8,503
                                                            ========          =========
Supplemental disclosure of non-cash financing
activities:
  Cash paid during the period for income taxes              $     12          $   2,427
                                                            --------          ---------


 (The accompanying notes are an integral part of these consolidated statements.)


                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is an unregulated holding company incorporated in Delaware in 1996. BayCorp currently owns three subsidiaries including Great Bay Power Marketing, Inc., BayCorp Ventures, LLC and Great Bay Hydro Corporation. BayCorp also owns an equity investment in HoustonStreet Exchange, Inc.

  Until January 1, 2003, BayCorp had two principal operating subsidiaries that generated and marketed wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp legally dissolved Great Bay and Little Bay.

  In October 2002, BayCorp created two subsidiaries, Great Bay Power Marketing, Inc. ("GBPM") and BayCorp Ventures, LLC. ("BCV"). GBPM was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. See "Note C. Commitments and Contingencies. Purchased Power Agreements." Effective January 1, 2003, GBPM assumed the Unitil contract, previously held by Great Bay, and holds the letter of credit established to secure GBPM's obligations under the Unitil contract. BayCorp created BCV to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer.

  In September 2003, BayCorp created a third subsidiary, Great Bay Hydro Corporation ("GBH"). GBH, formed for this purpose, entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company ("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. GBH completed the acquisition of the Vermont generating facilities and assumed operating responsibility of the generating facilities on April 1, 2004. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. GBH will use the output of the Newport plant as a physical hedge for meeting a portion of BayCorp's supply obligations under the long-term contract to supply 9.06 megawatts to Unitil.

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

Sale of Seabrook Ownership
--------------------------

  In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC ("FPL Energy Seabrook"), a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts are included in prepayments and the potential closing adjustments are included in miscellaneous current liabilities. The amount escrowed was based on an estimate of those expenses. A final reconciliation of and termination of all such escrow accounts is scheduled to occur in the second quarter of 2004 in accordance with the terms of the Escrow Agreements among the selling owners. Although the Company expects the amounts accrued for final closing adjustments as of March 31, 2004 to be adequate, should actual expenses be greater than the amount escrowed, additional funds would be required.

Enron Claim
-----------

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 as filed in Form 10-K on March 26, 2004 are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

  The Company currently utilizes forward and spot market purchases to maximize the value of its long-term power sales contract with Unitil (the "Unitil PPA"). Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales.

NOTE C - COMMITMENTS AND CONTINGENCIES

Purchased Power Agreements
--------------------------

  In anticipation of the Seabrook sale, the Unitil PPA was amended as of November 1, 2002. The amendment primarily modified the existing PPA to reduce the amount of power delivered to 9.06 megawatts and the price that Unitil pays for power to $50.34 per megawatt hour, and provide that Great Bay would supply the power regardless of whether Seabrook is providing the power. The amendment also provided alternative security for Unitil's benefit, to replace and discharge the Third Mortgage that secured Great Bay's performance of the PPA.
In connection with the amended PPA, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should Great Bay default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received Federal Energy Regulatory Commission ("FERC") approval. Great Bay assigned the Unitil PPA to GBPM as of January 1, 2003.

  This contract meets the definition of a derivative under SFAS No. 133. All sales, purchases and market value adjustments related to the Unitil PPA are reflected gross in the Company's financial statements as the Company has designated this forward contract as non-trading in accordance with EITF Issue No. 02-03. Additionally, in accordance with EITF Issue No. 02-03, the inception gain (initial value of $2.1 million) on the contract has been deferred and will be recognized over the life of the contract. For the quarter ended March 31, 2004, the Company had an unrealized loss on the mark-to-market of the Unitil PPA of $1,703,000 and had recognized a portion of the deferred gain on the Unitil PPA of $66,000. The deferred gain on the Unitil PPA was $1,732,000 as of March 31,2004. For the quarter ended March 31, 2003, the Company had an unrealized loss on the mark-to-market of purchase contracts of $7,500 and an unrealized loss on the mark-to-market of the Unitil PPA of $1,141,000 and had recognized a portion of the deferred gain on the Unitil PPA of $66,000. The deferred gain on the Unitil PPA was $1,995,000 as of March 31, 2003.

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

  Included in operating revenues for the quarter ended March 31, 2004 is a $38,000 realized net gain on energy commodity contract trading activity. The gross retail sales volume of such activity was approximately $450,000, recorded net of $412,000 of related cost of sales. There was no such activity in the quarter ended March 31, 2003.

NOTE D -  INVESTMENT IN UNCONSOLIDATED AFFILIATES

  The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

  In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company has deemed that its investment, HoustonStreet, is not a variable
interest entity.   Therefore, the Company does not currently consolidate
HoustonStreet.

 As of March 31, 2004, the Company owned shares representing approximately 49.7% of the voting power of all outstanding common and preferred shares of HoustonStreet. Summarized financial information for HoustonStreet is as follows:

                                      Three Months        Year ended          Year ended
                                    ended March 31,      December 31,        December 31,
    HoustonStreet:                        2004               2003                2002
    --------------                  ---------------      -------------       ------------
                                                    (Dollars in Thousands)
    Total Assets                             $564              $606               $585
    Total Liabilities                      13,835            13,525             12,558
    Revenues                                  168               860              1,690
    Net Income (Loss)                        (342)             (956)             1,383
    Company's Proportional
      Equity in Net Income (Loss)            (170)             (449)               642
    Income (Loss) Reflected
      in BayCorp Financials                    $0                $0                 $0


  On March 30, 2001, HoustonStreet raised approximately $2.9 million in additional funding, including $450,000 from BayCorp, by selling senior secured notes, warrants to purchase HoustonStreet preferred stock and warrants to purchase HoustonStreet common stock. Collectively, these securities are referred to as the "HoustonStreet Series C Units." In March 2001, BayCorp authorized HoustonStreet to convert BayCorp's $7 million loan made in 2000, along with approximately $1 million in accrued interest and penalties on the note and past due management fees, into $8 million of Series C Units. The senior secured promissory note issued to the Company by HoustonStreet on March 30, 2001, with a face value of $8.4 million, is one of a series of notes. These notes bear interest on the outstanding principal from the date issued until the notes are paid in full at prime plus 5%. The outstanding principal and interest of this note to BayCorp as of March 31, 2004 was approximately $11 million of the approximate $13.7 million total in senior secured promissory notes outstanding at HoustonStreet. Accrued interest is payable, at the sole option of the holder, in cash or in warrants to purchase shares of Series C convertible preferred stock. The notes are secured by a first priority security interest in all the assets of HoustonStreet. The notes were originally due and payable in December 2001, and the maturity date was subsequently extended to January 15, 2004.

  The notes were not paid when due, and in February 2004, HoustonStreet was formally notified of the payment default. BayCorp and the other senior secured noteholders have reserved their rights and have proposed a restructuring that would potentially provide effective control of HoustonStreet to the noteholders. The restructuring was approved by the Board of Directors of HoustonStreet in March 2004 and has been recommended to the HoustonStreet shareholders for approval. If approved, the restructuring is expected to occur in the second quarter of 2004.

 As of March 31, 2004, the Company had no investments in or receivables from HoustonStreet recognized on the accompanying balance sheet.

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

  As of March 31, 2004 there were 611,697 shares outstanding and options to purchase 221,656 shares, 119,990 of which were exercisable. The Company had cash and cash equivalents and restricted cash of approximately $8,932,000.

  BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

NOTE F - STOCK OPTIONS

  The Company accounted for its stock option plans under Accounting Principles Board Opinion No. 25 and related interpretations, and as such no compensation cost was recognized on options that were granted prior to 2003 at fair market value and that had not been modified. On August 14, 2002 the Company announced that it would begin to account for all employee awards granted, modified, or settled after January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS 148, "Accounting for Stock Based Compensation
- Transition and Disclosure" on a prospective basis. Awards under the company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                        3/31/04         3/31/03
                                                        -------         -------
     Net Loss: As Reported                               ($2,098)        ($1,762)
     Stock compensation expense included
        in net loss                                           43              77

     Stock compensation expenses determined
        using fair value method for all
        awards                                               (43)           (240)
                                                          -------        --------
          Pro Forma . . . . . . . . . . . . . . .        ($2,098)        ($1,925)
     Loss Per Share (Basic): as reported . . .            ($3.33)         ($0.22)
          Pro Forma . . . . . . . . . . . . . . .         ($3.33)         ($0.25)
     Loss Per Share (Diluted): as reported . .            ($3.33)         ($0.22)
          Pro Forma . . . . . . . . . . . . . . .         ($3.33)         ($0.25)


 In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory Stock Option Plan. These options had an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company recorded compensation expense related to contingent and repriced options of $0 and $77,000, respectively, for the three months ended March 31, 2004 and 2003.

 In April 2003 and July 2003, the Company issued 132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense of $43,000 in the first quarter of 2004 for these options.

NOTE G - NEW ACCOUNTING PRONOUNCEMENTS

None applicable to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
          -----------------------------------------------------------------

Overview

  BayCorp derived all of its revenue through energy sales activities by GBPM in the first quarter of 2004 and the first quarter of 2003. GBPM currently holds one purchased power contract with Unitil. Expenses for the first quarter of 2004 and 2003 primarily consisted of the cost of purchased power and general and administrative costs.

  The following discussion focuses solely on operating revenues and operating expenses and are presented in a substantially consistent manner for all of the periods presented.

Results of Operations: First Quarter of 2004 Compared to the First Quarter
of 2003
--------------------------------------------------------------------------

Operating Revenues

  BayCorp's operating revenues increased by approximately $43,000, or 4.3%, to $1,034,000 in the first quarter of 2004 as compared to $991,000 in the first quarter of 2003. In the first quarter of 2004, operating revenues of $996,000 were from the sale of power pursuant to the power sales contract with Unitil. In addition, the Company had net revenues of approximately $38,000 from other power sales activity in the ISO New England ("ISO NE") spot market. In the first quarter of 2003, all operating revenues were derived from the sale of power pursuant to the power contract with Unitil.

Expenses

  The Company purchases power to satisfy its power supply obligations. Purchased power expenses decreased by approximately $64,000, or 5.4%, to $1,131,000 in the first quarter of 2004 as compared to $1,195,000 in the first quarter of 2003.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term power sales contract and recorded the amortization of the deferred gain on this contract for a total net unrealized loss of approximately $1,637,000 in the first quarter of 2004 as compared to a net unrealized loss of approximately $1,083,000 in the first quarter of 2003. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during 2003 and have continued to rise in the first quarter of 2004 primarily due to increases in the forward price of natural gas. Power generating plants that use natural gas as a fuel source are increasingly on the margin and therefore setting the forward price of power in the New England Power Pool ("NEPOOL"). Accordingly, the price of power in NEPOOL is highly dependent on the price of natural gas.

  Administrative and general expenses decreased approximately $341,000, or 45%, from $756,000 in the first quarter of 2003 to $415,000 in the first quarter of 2004. The Company incurred costs related to the Tender Offer in the first quarter of 2003; there were no such costs incurred in the first quarter of 2004. In addition, the Company undertook numerous cost savings measures, including relocating its corporate offices to smaller space, reducing headcount and reducing the salaries of its President and its COO in the second quarter of 2003 that have reduced administrative and general expenses in the first quarter of 2004 as compared to the first quarter of 2003.

  Taxes other than income decreased $115,000, or 90%, from $128,000 in the first quarter of 2003 to $13,000 in the first quarter of 2004. This decrease was primarily the result of higher payroll related taxes in the first quarter of 2003 as compared to the first quarter of 2004.

  Other income for the first quarter of 2004 was approximately $64,000 and included interest income of approximately $55,000. Other income for the first quarter of 2003 was approximately $409,000 and included approximately $402,000 in interest income. Cash balances in the first quarter of 2003 were significantly higher than in the first quarter of 2004. The average cash balance in the first quarter of 2003 was approximately $123,000,000 as compared to an average cash balance of approximately $10,900,000 in the first quarter of 2004. On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share. The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares and options, representing approximately 94.3% of the shares and options tendered. The Company distributed approximately $123,603,000 to tendering shareholders and options holders by March 24, 2003. See "Note E. Equity."

Net Income

  As a result of the above factors, for the first quarter of 2004, the Company recorded a net loss of $2,098,000, or approximately $3.33 per share, as compared to a net loss of approximately $1,762,000, or approximately $0.22 per share, for the first quarter of 2003.

Liquidity and Capital Resources

  As of March 31, 2004, BayCorp had approximately $6,432,000 in cash and cash equivalents and approximately $2,500,000 in restricted cash. The Company also had approximately $1,662,000 in a cash deposit at ISO NE. The Company purchases a portion of its power needed for resale from ISO NE and ISO NE requires financial assurance to protect the NEPOOL against a payment default of one of its participants. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements.

  BayCorp's cash generation for the first quarter ended March 31, 2004 was not sufficient to cover the cash requirements of the Company during this period.
The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by GBPM and GBH, will be sufficient to enable the Company to meet the anticipated cash requirements of its current operations in 2004. However if the prices at which GBPM must purchase its power supply increase significantly from current levels, BayCorp or GBPM could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp or GBPM will be able to raise additional capital on acceptable terms or at all.

  BayCorp's cash and cash equivalents decreased approximately $1,037,000 during the first quarter of 2004. The Company had a net loss of approximately $2,098,000 in the first quarter of 2004. Included in this net loss was a non-cash charge to earnings of approximately $43,000 for compensation expense related to the accounting for stock options. Also included was a non-cash charge for the loss on the mark-to-market of the Unitil PPA of approximately $1,703,000 and a non-cash recognition of deferred gain on the Unitil PPA of approximately $66,000. A decrease of approximately $98,000 in prepaids and other assets was primarily attributable to expense recognition for insurance coverage for the first quarter of 2004. A decrease in accounts payable and accrued expenses of approximately $97,000 was primarily attributable to a reduction in accrued legal expenses and other payables in the first quarter of 2004. During the first quarter of 2004, the Company repurchased 30,240 shares of its common stock for approximately $395,000, at an average per share price of approximately $13.05.

  The Company's contractual obligations as of March 31, 2004 were as follows:


Contractual                       Less Than One                                More Than 5
Obligations            Total          Year        1-3 Years      3-5 Years        Years
-----------          --------     ------------    ----------    ----------     ----------

Office Space
 Lease             $   22,000     $   22,000           0              0             0
Seabrook
 Liability          1,741,000      1,741,000           0              0             0
                   ----------     ----------         ---            ---           ---
Total              $1,725,000     $1,725,000           0              0             0


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

  BayCorp's first acquisition in the post-Seabrook period was the acquisition of the generating plants owned by Citizens Communications through BayCorp's wholly-owned subsidiary, Great Bay Hydro. Great Bay Hydro entered into a purchase and sale agreement in October 2003 with Citizens to acquire all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. On April 1, 2004, BayCorp announced that Great Bay Hydro completed this acquisition. Great Bay Hydro assumed operating responsibility for these facilities on April 1, 2004 and will use the output of the Newport plant as a physical hedge for meeting a portion of BayCorp's supply obligations under the long-term contract to supply 9.06 megawatts to Unitil.

  Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities. In addition, Citizens has agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the FERC on November 21, 2003. Great Bay Hydro and Citizens will share the savings if the costs of compliance during the next three years are less than the anticipated amount.

  The Company may pursue investments that would require additional equity or debt financing. The Company believes that such financing is available, but there can be no assurance that the Company would be successful in obtaining such financing. If the Company is not successful in obtaining additional financing, the Company may not be able to pursue certain investment alternatives. In such case, the Company may be limited to opportunities that it can pursue given its current resources. The income from the Company's current and near-term expected operating businesses (the Unitil PPA and Great Bay Hydro acquisition) is insufficient to pay current operating expenses. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by GBPM and GBH, will be sufficient to enable the Company to meet the anticipated cash requirements of its current operations in 2004. If the Company is unsuccessful in identifying and making additional investments, the Company may seek alternative strategies, including liquidation. If the Company decides to liquidate, cash may be reserved to pay for the expected expenses of liquidation and other liabilities of the Company, including potential runoff insurance policies and severance obligations that would be triggered.

Critical Accounting Policies
----------------------------

  Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses.
Note 1 to the Consolidated Financial Statements in the Company's Form 10-K, filed March 26, 2004, is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used historically by the Company.

Stock Options

  The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25 and related interpretations for options issued prior to 2003, and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. The Company recorded compensation expense related to these options.
On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Awards under the Company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

Principles of Consolidation

  The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

  In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company has deemed that its investment, HoustonStreet, is not a variable interest entity. Therefore, the Company does not currently consolidate HoustonStreet.

Energy Marketing

  The Company currently utilizes forward and spot market purchases to maximize the value of its long-term power sales contract with Unitil. Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales.

Forward Looking Statements and Certain Factors That May Affect Future Results
-----------------------------------------------------------------------------

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

  History of Losses. BayCorp reported an operating loss for the first quarter of 2004 and for the year 2003 and reported operating income for the years 2002 and 2001. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

  Liquidity Need. As of March 31, 2004, BayCorp had approximately $8.9 million in cash and cash equivalents and restricted cash. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by GBPM and GBH will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2004. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

  Primary Reliance on a Single Asset. BayCorp's principal source of revenue in the first quarter of 2004 was GBPM's contract to sell power to Unitil. Accordingly, BayCorp's results of operations significantly depended on the successful and continued performance under the Unitil contract. On April 1, 2004, BayCorp announced that Great Bay Hydro completed the acquisition of all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro assumed operating responsibility for these facilities on April 1, 2004 and will use the output of the Newport plant as a physical hedge for meeting a portion of BayCorp's supply obligations under the Unitil contract.

  Risks Associated with Post-Closing Obligations from the Seabrook Sale. On November 1, 2002, Great Bay and Little Bay sold their interests in the Seabrook Project. In the Purchase and Sale Agreement for the Seabrook Project, the buyer, FPL Energy Seabrook agreed to indemnify Great Bay and Little Bay against certain claims specified in the agreement. Great Bay and Little Bay also agreed to indemnify FPL Energy Seabrook against certain claims specified in the Purchase and Sale Agreement. If a claim is brought against Great Bay and Little Bay for which FPL Energy Seabrook is required to indemnify Great Bay and Little Bay but FPL Energy Seabrook fails to provide such indemnity, or if Great Bay is required to indemnify FPL Energy Seabrook pursuant to the agreement, then the Company's results of operations could be materially different. In addition, Great Bay and Little Bay have deposited funds into an escrow account for the payment of Seabrook expenses incurred prior to Closing. The amount escrowed was based on an estimate of those expenses. A final reconciliation of and termination of all such escrow accounts is scheduled to occur in the second quarter of 2004 in accordance with the terms of the Escrow Agreements among the selling owners. Although the Company expects the amounts accrued for final closing adjustments as of March 31, 2004 to be adequate, should actual expenses be greater than the amount escrowed, additional funds will be required.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Commodity Price Risk

  The prices of electricity are subject to fluctuations resulting from changes in supply and demand. GBPM tracks market exposure for any forward firm energy contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the company's balance sheet. See "Note B - Summary of Significant Accounting Policies." The positive, or negative, value of the portfolio of forward firm power commitments represents an estimation of the gain, or loss, that GBPM would have experienced if open firm commitments were covered at then-current market prices. GBPM had a net unrealized loss of $1,637,000 on its forward firm fixed energy sales contract as of March 31, 2004 and an unrealized loss of approximately $1,083,000 as of March 31, 2003.

Item 4. Controls and Procedures
-------------------------------

Evaluation of Disclosure Controls and Procedures

  The Chairman, CEO, and President and the Vice President of Finance of the Company have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 240.13a-14(c) and 15d-14 (c)) within 90 days before the filing of this Quarterly Report. Based on that evaluation, the Chairman, CEO, and President and the Vice President of Finance have concluded that their current disclosure controls and procedures are, in all material respects, effective and timely, providing them with material information relating to that required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

Part II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

Share Repurchase Plan

 In September 2003, the Company's Board of Directors authorized the repurchase of up to ten percent of its fully diluted Common Stock on the open market or in negotiated transactions.

 The following table summarizes repurchases of BayCorp stock in the quarter ended March 31, 2004:



                                                                   Maximum Number of
                                                                 Shares that May Yet Be
                        Shares                                    Purchased Under the
    Period          Repurchased(1)     Average Price Per Share            Plan
    ------       --------------------  -----------------------  -----------------------
 February 2004          30,240                 $13.05                    51,610


(1) All shares were repurchased pursuant to the Company's repurchase plan announced September 29, 2003.

Item 5.  Other Information
--------------------------

  On April 23, 2004, the Company issued its first quarter 2004 earnings release. The earnings release is attached as Exhibit 99 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  See Exhibit Index.

  (b) The following report on 8-K was filed during the three months ended March 31, 2004.

  Form 8-K filed on April 15, 2004 reported the press release issued April 1, 2004 announcing that BayCorp's wholly owned subsidiary, Great Bay Hydro Corporation, completed the acquisition of the Vermont generating facilities of Citizens Communications Company.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         BayCorp Holdings, Ltd.


April 23, 2004           /s/ Frank W. Getman Jr.
                         ---------------------------
                         Frank W. Getman Jr.
                         President and Chief Executive Officer

                                  EXHIBIT INDEX


  Exhibit No.   Description
  -----------   -----------

     31.1       Certification of President and Chief Executive Officer
                (principal executive officer) pursuant to Exchange Act Rules 13a-
                14 and 15d-14.

     31.2       Certification of President and Chief Executive Officer
                (principal financial officer) pursuant to Exchange Act Rules 13a-
                14 and 15d-14.

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

      99        BayCorp Holdings, Ltd. Earnings Release for the quarter ended
                March 31, 2004.

