Form 10-Q
period 2004-06-30
BAYCORP HOLDINGS LTD
filed 2004-08-06
CIK 1012127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended   June 30, 2004
                                                   ------------
                              OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

      For the transition period from                    to
                                        ---------------     -------------

      Commission file number                                        1-12527
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

Yes   X     No
     ---        ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No   X
     ---       ---

             Class                                Outstanding at July 30, 2004
-----------------------------------------         ----------------------------
Common Stock, $0.01 Par Value per Share                    560,096

                                      INDEX


 PART I - FINANCIAL INFORMATION:

 Item 1 - Financial Statements:

 Consolidated Statements of Operations -
    Three and Six Months Ended June 30, 2004 and 2003  . . . . .    3

 Consolidated Balance Sheets at June 30, 2004
    and December 31,2003 . . . . . . . . . . . . . . . . . . . .    4

 Consolidated Statements of Cash Flows -
    Six Months Ended June 30, 2004 and 2003  . . . . . . . . . .    5

 Notes to Financial Statements . . . . . . . . . . . . . . . . .    6

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations  . . . . . . . . . . . .   12

 Item 3 - Quantitative and Qualitative Disclosures
    About Market Risk  . . . . . . . . . . . . . . . . . . . . .   19

 Item 4 - Controls and Procedures  . . . . . . . . . . . . . . .   20

 PART II - OTHER INFORMATION:

 Item 2 - Changes in Securities and Use of Proceeds  . . . . . .   21

 Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . .   21

 Item 4 - Submission of Matters to a Vote of Security Holders  .   21

 Item 5 - Other Information  . . . . . . . . . . . . . . . . . .   22

 Item 6 - Exhibits and Reports on Form 8-K   . . . . . . . . . .   22

 Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .   23

 Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .   24



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                                2004        2003        2004         2003
                                                ----        ----        ----         ----
Operating Revenues                              $1,443        $996      $2,477       $1,987

Operating Expenses
  Purchased Power                                  998         902       2,129        2,097
  Unrealized Loss (Gain) on Energy
   Contracts                                       716        (498)      2,353          585
  Administrative & General                         625         909       1,052        1,793
                                              --------    --------    --------     --------
      Total Operating Expenses                   2,339       1,313       5,534        4,475

Operating Loss                                    (896)       (317)     (3,057)      (2,488)
Other Income
  Interest and Dividend Income                      44          32          99          434
  Other Income                                     667         320         676          327
                                              --------    --------    --------     --------
      Total Other Income                           711         352         775          761
Income (Loss) Before Income Taxes,
   Minority Interest                          ---------   --------    --------     --------
   and Extraordinary Item                         (185)         35      (2,282)      (1,727)
Income Taxes                                         0           0           0            0
Minority Interest Income                             2           0           2            0
                                              --------    --------    --------     --------
Income (Loss) Before Extraordinary Item           (183)         35      (2,280)      (1,727)
Extraordinary Item, Net of Income Tax              278           0         278            0
                                              --------    --------    --------     --------
Net Income (Loss)                                  $95         $35     ($2,002)     ($1,727)
                                              ========    ========     ========     ========
Weighted Average Shares Outstanding
  - Basic                                      592,833     646,917     611,093    4,225,628
Weighted Average Shares Outstanding
  - Diluted                                    592,833     653,357     611,093    4,225,628
Income (Loss) Per Share
    before Extraordinary Item - Basic           ($0.31)      $0.05      ($3.73)      ($0.41)
Income (Loss) Per Share
    before Extraordinary Item - Diluted         ($0.31)      $0.05      ($3.73)      ($0.41)
Extraordinary Item Income Per Share
    - Basic                                      $0.47           -       $0.45            -
Extraordinary Item Income Per Share
    - Diluted                                    $0.47           -       $0.45            -
Net Income (Loss) Per Share - Basic              $0.16       $0.05      ($3.28)      ($0.41)
Net Income (Loss) Per Share - Diluted            $0.16       $0.05      ($3.28)      ($0.41)

 (The accompanying notes are an integral part of these consolidated statements.)


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                           June 30,       December 31,
                                                            2004              2003
                                                        ----------        ------------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                 $6,943                  $7,469
  Restricted Cash - Escrow                                 2,500                   2,500
  Accounts Receivable, net                                   799                     339
  Prepayments & Other Assets                                 145                   1,085
                                                        --------                --------
      Total Current Assets                                10,387                  11,393

Other Assets:
  Unrealized Gain on Energy Contract -
   at market                                                   -                       3
  Other Long Term Assets                                   1,264                   1,508
                                                        --------                --------
      Total Other Assets                                   1,264                   1,511

TOTAL ASSETS                                             $11,651                 $12,904
                                                        ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Expenses                   $1,118                    $965
  Accrued Taxes                                               82                      95
  Miscellaneous Current Liabilities                          802                   1,740
                                                        --------                --------
          Total Current Liabilities                        2,002                   2,800

Deferred Gain on Energy Contract                           1,666                   1,798
Unrealized Loss on Energy Contract -
   at market                                               2,481                       -

Minority Interest in Subsidiary                              186                       -
Commitments & Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value
    Authorized - 1,000,000 shares                              -                       -
      Issued and Outstanding - 0 shares
  Common stock, $.01 par value
    Authorized - 4,000,000 shares
    Issued and Outstanding - 560,096                           6                       6
      and 641,937 shares, respectively
   Additional Paid-in Capital                            (21,519)                (20,531)
   Accumulated Earnings                                   26,829                  28,831
                                                        --------                --------
       Total Stockholders' Equity                          5,316                   8,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $11,651                 $12,904
                                                        ========                ========

 (The accompanying notes are an integral part of these consolidated statements.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                     2004         2003
                                                                     ----         ----
Net cash flow from operating activities:
  Net loss                                                         ($2,002)       ($1,727)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
     Minority Interest Income                                           (2)             -
     Extraordinary gain, net of income tax                            (278)             -
     Unrealized loss on the mark-to-market
      of energy contract                                             2,485            716
     Amortization of deferred gain on energy contract                 (132)          (131)
     Non-cash compensation expense                                      86            296
     Increase in accounts receivable                                  (366)           (12)
     (Increase) decrease in prepaids and other assets                1,220            256
     Increase (decrease) in accounts payable and accrued
      expenses                                                         110            452
     Decrease in taxes accrued                                         (13)             0
     Decrease in miscellaneous and other liabilities                  (953)        (4,283)
                                                                   -------       --------
    Net cash provided by (used in) operating activities                155         (4,433)

Net cash provided by investing activities:
  Consolidation of HoustonStreet                                       393              -
                                                                   -------       --------
    Net cash provided by investing activities                          393              -

Net cash used in financing activities:
  Stock option exercise                                                  0          1,776
  Reacquired capital stock and options                              (1,074)      (123,622)
                                                                   -------       --------
      Net cash used in financing activities                         (1,074)      (121,846)

Net decrease in cash and cash equivalents                             (526)      (126,279)
Cash and cash equivalents, beginning of period                       7,469        134,164
                                                                   -------       --------
Cash and cash equivalents, end of period                            $6,943         $7,885
                                                                   =======       ========
Supplemental disclosure of non-cash financing
 activities:
  Cash paid during the period for income taxes                         $12         $2,241
                                                                   --------      --------


 (The accompanying notes are an integral part of these consolidated statements.)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is an unregulated holding company incorporated in Delaware in 1996. BayCorp currently owns three subsidiaries including Great Bay Power Marketing, Inc., BayCorp Ventures, LLC and Great Bay Hydro Corporation. BayCorp also holds a majority interest in HoustonStreet Exchange, Inc.

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

  In September 2003, BayCorp created a third subsidiary, Great Bay Hydro Corporation ("GBH"). GBH entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company ("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. GBH completed the acquisition of the Vermont generating facilities and assumed operating responsibility of the generating facilities on April 1, 2004. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. GBH uses the output of the Newport plant as a physical hedge for meeting a portion of BayCorp's supply obligations under the long-term contract to supply 9.06 megawatts to Unitil. GBH paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities and this amount is reflected in the Company's financial statements. In addition, Citizens has agreed to indemnify GBH for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the Federal Energy Regulatory Commission ("FERC") on
November 21, 2003.   GBH and Citizens will share the savings if the costs of
compliance during the next three years are less than the anticipated amount.

  BayCorp also owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet Exchange, Inc. ("HoustonStreet"), which was incorporated in Delaware in 1999. A recapitalization of HoustonStreet was completed in the second quarter of 2004 and as a result, BayCorp's ownership interest in HoustonStreet increased above 50%. As a result of this recapitalization, BayCorp began consolidating HoustonStreet as of May 1, 2004. Prior to May 1, 2004, BayCorp held a minority interest in HoustonStreet and accounted for HoustonStreet under the equity method. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

Sale of Seabrook Ownership
--------------------------

  In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC ("FPL Energy Seabrook"), a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts were included in prepayments and the potential closing adjustments were included in miscellaneous current liabilities. The amount escrowed was based on an estimate of those expenses. The Company received a one-time payment following the final reconciliation of and termination of all such escrow accounts in the second quarter of 2004 in accordance with the terms of the Escrow Agreements among the selling owners. No non-escrowed funds were required to pay for closing adjustments. As a result of the post-closing adjustments being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $572,000 in the second quarter of 2004.

Enron Claim
-----------

 In January 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owed Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also has an unliquidated claim against Enron for damages resulting from the termination of the contracts. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron filed a plan of reorganization on July 11, 2003, which is subject to the approval of creditors and the bankruptcy court. In December 2003, BayCorp sold a portion of its power delivery claim in the amount of $1,041,600 to an institutional investor for $343,700. BayCorp recorded this transaction as a recovery of bad debt. BayCorp retains the remaining portion of the power delivery claim as well as the claim for damages. Any recovery by the Company on account of this remaining claim against Enron is uncertain.

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

  The Company currently utilizes forward and spot market purchases to maximize the value of its long- term power sales contract with Unitil (the "Unitil PPA"). Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales.

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

  This contract meets the definition of a derivative under SFAS No. 133. All sales, purchases and market value adjustments related to the Unitil PPA are reflected gross in the Company's financial statements as the Company has designated this forward contract as non-trading in accordance with EITF Issue No. 02-03. Additionally, in accordance with EITF Issue No. 02-03, the inception gain (initial value of $2.1 million) on the contract has been deferred and will be amortized over the life of the contract. For the quarter ended June 30, 2004, the Company had an unrealized loss on the mark-to-market of the Unitil PPA of $782,000 and had recognized a portion of the deferred gain on the Unitil PPA of $66,000. The deferred inception gain and unrealized loss on the Unitil PPA was $1,666,000 and $2,481,000, respectively, as of June 30, 2004. For the quarter ended June 30, 2003, the Company had an unrealized gain on the mark-to-market of the Unitil PPA of $432,000 and had amortized a portion of the deferred gain on the Unitil PPA of $66,000. The deferred inception gain and unrealized gain on the Unitil PPA was $1,929,000 and $1,459,000, respectively, as of June 30, 2003.

 The Company realized net gains on energy commodity contract trading activity of approximately $8,000 and $46,000, respectively, for the three and six months ended June 30, 2004. The gross retail sales volume of such activity was approximately $467,000, recorded net of $459,000 of related cost of sales for the three months ended June 30, 2004. The gross retail sales volume of such activity was approximately $917,000, recorded net of $871,000 of related cost of sales for the six months ended June 30, 2004. There was no such activity in the three or six month periods ending June 30, 2003.

NOTE D - INVESTMENT IN HOUSTONSTREET

  Prior to April 30, 2004, in addition to its equity interest in HoustonStreet, the Company held an $8.4 million secured note in HoustonStreet. In March 2001, HoustonStreet raised additional funding by selling senior secured notes to BayCorp and other investors. Collectively, these notes were referred to as the "HoustonStreet Series C Units." The outstanding principal and interest of this note to BayCorp as of April 30, 2004 was approximately $11 million. The Company had written this note down to zero as of December 31, 2000. The notes were originally due and payable in December 2001, and the maturity date was subsequently extended to January 15, 2004. The notes were not paid when due, and in February 2004, HoustonStreet was formally notified of the payment default. BayCorp and the other senior secured noteholders reserved their rights and proposed a recapitalization of HoustonStreet that would potentially provide effective control of HoustonStreet to the noteholders. The recapitalization was approved by the Board of Directors of HoustonStreet in March 2004 and was approved by HoustonStreet shareholders in April 2004.

  The effect of the recapitalization was to convert HoustonStreet's secured debt into equity and convert outstanding preferred stock in HoustonStreet into either the right to receive nominal cash consideration or a nominal amount of HoustonStreet common stock. All outstanding shares of HoustonStreet common stock prior to the restructuring were cancelled. As a result of the restructuring, as of May 1, 2004, holders of senior secured promissory notes held common stock of HoustonStreet representing approximately ninety-nine percent of the outstanding capital stock of HoustonStreet. Holders of preferred stock held approximately one percent of the outstanding capital stock as a result of the restructuring.

  This recapitalization at HoustonStreet was completed in the second quarter of 2004 and as a result, BayCorp owned shares representing approximately 59.7% of the outstanding common shares of HoustonStreet, effective May 1, 2004. In accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. As a result, the Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 in accordance with SFAS No. 141 "Business Combinations."

 Prior to the recapitalization, BayCorp held a minority ownership interest in HoustonStreet, owning approximately 46.4% of the voting power of all outstanding common and preferred shares of HoustonStreet and accordingly accounted for HoustonStreet under the equity method.

 Summarized financial information for HoustonStreet, prior to consolidation, is as follows:


                                  Four Months ended      Six Months ended
    HoustonStreet:                  April 30, 2004         June 30, 2003
    --------------                   ------------          ------------
                                           (Dollars in Thousands)
    Revenues                          $  224                   $467
    Gross Loss                          (123)                   (23)
    Net Income  (Loss)                13,318                   (582)


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

  As of June 30, 2004 there were 560,096 shares outstanding and options to purchase 221,656 shares, 179,156 of which were exercisable.

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


                                          6/30/04      6/30/03
                                          -------      -------
Net Loss: As Reported                    ($2,002)     ($1,727)
Stock compensation expense included
 in net loss                                   86          296
Stock compensation expense determined
using fair value method for all
  awards                                     (86)        (237)
                                         --------     --------
     Pro Forma . . . . . . . . . . . .   ($2,002)     ($1,668)

Loss Per Share (Basic): as reported  .    ($3.28)      ($0.41)
     Pro Forma . . . . . . . . . . . .    ($3.28)      ($0.40)
Loss Per Share (Diluted): as reported     ($3.28)      ($0.41)
     Pro Forma . . . . . . . . . . . .    ($3.28)      ($0.40)


 In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory Stock Option Plan. These options had an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company recorded compensation expense related to contingent and repriced options of $77,000 for the six months ended June 30, 2003.

 In April 2003 and July 2003, the Company issued 132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense of $43,000 in the second quarter of 2004 for these options.

NOTE G - SEGMENT INFORMATION

  BayCorp is a holding company for Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures and HoustonStreet. The Company operates primarily in two segments, each of which is managed separately because each segment sells distinct products and services. Great Bay Power Marketing and Great Bay Hydro constitute the electricity generation and trading business segment, whose principal assets are the Unitil PPA and hydroelectric facilities of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

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


As of and for the six months      GBPM
   ended June 30 ($000's)         and       Houston                 Elimina-
                                  GBH        Street      Other       tions       Total
 ---------------------------     ------      ------      ------      ------      ------
2004
----
Revenues                         $2,321       $156           $0          $0      $2,477
Operating Expenses                4,823        162          819        (270)      5,534
Interest Expense                      0          0            0           0           0
Segment Net Income (Loss)        (2,489)        (3)         487           3       2,002
Total Assets                      5,871        515       19,431     (14,166)     11,651
Capital Expenditures                  0          0            0           0           0

----------------------------------------------------------------------------------------

2003
----
Revenues                         $1,987          0            0           0      $1,987
Operating Expenses                2,915          0        1,830        (270)      4,475
Interest Expense                      0          0            0           0           0
Segment Loss                       (911)         0         (816)          0      (1,727)
Total Assets                      6,136          0       24,409     (15,193)     15,352
Capital Expenditures                  0          0            0           0           0


NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

None applicable to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Overview

  BayCorp derived its revenues primarily through energy sales activities by GBPM and GBH in the second quarter of 2004 and from GBPM in the second quarter of 2003. GBPM currently holds one purchased power contract with Unitil. On April 1, 2004 GBH completed an acquisition of generating facilities including an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. GBH assumed operating responsibility of the generating facilities on April 1, 2004. GBH uses the output of the Newport plant as a physical hedge for meeting a portion of the Company's supply obligations under the Unitil PPA. Expenses for the second quarter of 2004 and 2003 primarily consisted of the cost of purchased power and general and administrative costs.

  As of May 1, 2004, BayCorp began consolidating HoustonStreet for financial reporting purposes and HoustonStreet revenues and expenses are reflected in the Company's financials as of that date. The Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 upon consolidation of HoustonStreet. See "Note D."

  The following discussion focuses solely on operating revenues and operating expenses and is presented in a substantially consistent manner for all of the periods presented.

Results of Operations: Second Quarter of 2004 Compared to the
Second Quarter of 2003
--------------------------------------------------------------

Operating Revenues
------------------

  BayCorp's operating revenues increased by approximately $447,000, or 44.9%, to $1,443,000 in the second quarter of 2004 as compared to $996,000 in the second quarter of 2003. The increase in revenues was primarily attributable to revenues of approximately $283,000 from the sale of electricity generated by Great Bay Hydro and the inclusion of HoustonStreet revenues of approximately $156,000.

Expenses
--------

  The Company purchases power to satisfy its power supply obligations. Purchased power expenses increased by approximately $96,000, or 10.6%, to $998,000 in the second quarter of 2004 as compared to $902,000 in the second quarter of 2003.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $716,000 in the second quarter of 2004 as compared to a net unrealized gain of approximately $498,000 in the second quarter of 2003. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during 2003 and have continued to rise into the second quarter of 2004 primarily due to increases in the forward price of natural gas. In the New England Power Pool ("NEPOOL") power generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.

  Administrative and general expenses decreased approximately $284,000, or 31.2%, to $625,000 in the second quarter of 2004 as compared to $909,000 in the second quarter of 2003. The Company incurred costs related to the Tender Offer in the second quarter of 2003; there were no such costs incurred in the second quarter of 2004. In addition, the Company undertook numerous cost savings measures, including relocating its corporate offices to smaller space, reducing headcount and reducing the salaries of its President and its COO late in the second quarter of 2003 that have reduced administrative and general expenses in the second quarter of 2004 as compared to the second quarter of 2003.

  Other income increased approximately $347,000, to $667,000 in the second quarter of 2004 as compared to $320,000 in the second quarter of 2003. This increase was primarily due to receipts by the Company of one-time payments totaling approximately $572,000 following the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in the Seabrook Nuclear Power Plant in November 2002.

  The Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 upon the consolidation of HoustonStreet. As of May 1, 2004, BayCorp's ownership in HoustonStreet was 59.7%, and in accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. See "Note D."

Net Income
----------

  As a result of the above factors, for the second quarter of 2004, the Company recorded net income of approximately $95,000, or $0.16 per share, as compared to net income of approximately $35,000, or $0.05 per share, for the second quarter of 2003.

Results of Operations: First Six Months of 2004 Compared
to the First Six Months of 2003
--------------------------------------------------------

Operating Revenues
------------------

  BayCorp's operating revenues increased by approximately $490,000, or 24.7%, to $2,477,000 in the first six months of 2004 as compared to $1,987,000 in the first six months of 2003. The increase in revenues in 2004 was primarily attributable to revenues of approximately $283,000 from the sale of electricity generated by Great Bay Hydro and the inclusion of HoustonStreet revenues of approximately $156,000.

Expenses
--------

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $2,353,000 in the first six months of 2004 as compared to a net unrealized loss of approximately $585,000 in the first six months of 2003. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during 2003 and have continued to rise in the first six months of 2004 primarily due to increases in the forward price of natural gas. In NEPOOL, power generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.


  Administrative and general expenses decreased approximately $741,000, or 41.3%, to $1,052,000 in the first six months of 2004 as compared to $1,793,000 in the first six months of 2003. The Company incurred costs related to the Tender Offer in the first six months of 2003; there were no such costs incurred in the second quarter of 2004. In addition, the Company undertook numerous cost savings measures, including relocating its corporate offices to smaller space, reducing headcount and reducing the salaries of its President and its COO late in the second quarter of 2003 that have reduced administrative and general expenses in the first six months of 2004 as compared to the first six months of 2003.

  Interest income decreased approximately $335,000, to $99,000 in the first six months of 2004 as compared to $434,000 in the first six months of 2003. Cash balances in the first six months of 2003 were significantly higher than in the first six months of 2004. On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share. The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares and options, representing approximately 94.3% of the shares and options tendered. The Company distributed approximately $123,603,000 in cash to tendering shareholders and options holders by March 24, 2003. See "Note E - Equity."

  Other income increased approximately $349,000, to $676,000 in the first six months of 2004 as compared to $327,000 in the first six months of 2003. This increase was primarily due to receipt by the Company of one-time payments totaling approximately $572,000 following the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in the Seabrook Nuclear Power Plant in November 2002.

  The Company recognized an extraordinary gain of $278,000 in the first six months of 2004 upon the consolidation of HoustonStreet. As of May 1, 2004, BayCorp's ownership in HoustonStreet was 59.7%, and in accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. See Note D.

Net Income
----------

  As a result of the above factors, for the first six months of 2004, the Company recorded a net loss of approximately $2,002,000, or $3.28 per share, as compared to a net loss of approximately $1,727,000, or $0.41 per share, for the first six months of 2003.

Liquidity and Capital Resources
-------------------------------

  As of June 30, 2004, BayCorp had approximately $6,943,000 in cash and cash equivalents and approximately $2,500,000 in restricted cash. The Company also had approximately $1,264,000 in a cash deposit at ISO NE. The Company purchases a portion of its power needed for resale from ISO NE and ISO NE requires financial assurance to protect NEPOOL against a payment default of one of its participants. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements.

  BayCorp's cash generation for the six months ended June 30, 2004 was not sufficient to cover the cash requirements of the Company during this period.
The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by GBPM and GBH, will be sufficient to enable the Company to meet the anticipated cash requirements of its current operations in 2004. However if the prices at which GBPM must purchase its power supply increase significantly from current levels, BayCorp or GBPM could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp or GBPM will be able to raise additional capital on acceptable terms or at all.

BayCorp's cash and cash equivalents decreased approximately $526,000 during the first six months of
2004. The Company had a net loss of approximately $2,002,000 in the first six months of 2004. Included in this net loss was a non-cash charge to earnings of approximately $86,000 for compensation expense related to the accounting for stock options. Also included was a non-cash charge for the loss on the mark-to-market of the Unitil PPA of approximately $2,485,000 and a non-cash recognition of deferred gain on the Unitil PPA of approximately $132,000. The Company also recognized a non-cash extraordinary gain of $278,000 upon the consolidation of HoustonStreet as of May 1, 2004. An increase in accounts receivable of approximately $366,000 was primarily attributable to GBH receivables of approximately $312,000.

  The decrease of approximately $1,220,000 in prepaids and other assets and the decrease of approximately $953,000 in miscellaneous and other current liabilities was primarily attributable to the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in the Seabrook Nuclear Power Plant in November 2002. The Company received approximately $572,000 in the first six months of 2004 relative to the termination of these accounts. An additional $367,000 was reversed from these accounts for the over accrual for these potential closing costs. An increase in accounts payable and accrued expenses of approximately $110,000 was primarily attributable to GBH payables of approximately $188,000.

  During the first six months of 2004, the Company repurchased 81,841 shares of its common stock for approximately $1,074,000, at an average per share price of approximately $13.13.

  The Company's contractual obligations as of June 30, 2004 were as follows:


  Contractual        Total        Less Than     1-3 Years      3-5 Years      More Than
  Obligations                     One Year                                     5 Years
  -----------        -----        --------      ---------      ---------      --------
  Office Space
  Lease             $8,800         $8,800           0              0              0


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

  Generally, BayCorp has targeted the following operating assets: (1) merchant plants in regions with developed wholesale power markets such as New England, New York, PJM and Texas that are fueled by means other than natural gas (e.g. hydro, coal, nuclear), (2) international assets that have stable, long-term off-take contracts, and (3) either merchant or contracted renewable assets. BayCorp is also pursuing other energy-related investments including development of new power generation facilities and the further development of HoustonStreet, its online trading platform.

BayCorp's first acquisition in the post-Seabrook period was the acquisition of the generating plants owned by Citizens through BayCorp's wholly-owned subsidiary, Great Bay Hydro. Great Bay Hydro entered into a purchase and sale agreement in October 2003 with Citizens to acquire all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy, Vermont and West Charleston, Vermont. On April 1, 2004, BayCorp announced that Great Bay Hydro completed this acquisition. Great Bay Hydro assumed operating responsibility for these facilities on April 1, 2004 and is using the output of the Newport plant as a physical hedge for meeting a portion of BayCorp's supply obligations under the long-term contract to supply 9.06 megawatts to Unitil.

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

  The Company may pursue investments that would require additional equity or debt financing. The Company believes that such financing is available, but there can be no assurance that the Company would be successful in obtaining such financing. If the Company is not successful in obtaining additional financing, the Company may not be able to pursue certain investment alternatives. In such a case, the Company may be limited to opportunities that it can pursue given its current resources. The income from the Company's current and near-term expected operating businesses (the Unitil PPA and Great Bay Hydro acquisition) is insufficient to pay current operating expenses. The Company believes however, that its current cash, together with the anticipated proceeds from the sale of electricity by GBPM and GBH, will be sufficient to enable the Company to meet the anticipated cash requirements of its current operations in 2004. If the Company is unsuccessful in identifying and making additional investments, the Company may seek alternative strategies, including liquidation. If the Company decides to liquidate, cash may be reserved to pay for the expected expenses of liquidation and other liabilities of the Company, including potential runoff insurance policies and severance obligations that would be triggered.

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

 The Company began consolidating its subsidiary, HoustonStreet, as a result of the recapitalization that occurred on April 30, 2004. As a result of the recapitalization, the Company's ownership in HoustonStreet increased from 46.4% to 59.7%.

Energy Marketing

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

Forward Looking Statements and Certain Factors That
May Affect Future Results
---------------------------------------------------

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

  History of Losses. BayCorp reported an operating loss for the first six months of 2004 and for the year 2003 and reported operating income for the years 2002 and 2001. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

  Liquidity Need. As of June 30, 2004, BayCorp had approximately $10.7 million in cash and cash equivalents and restricted cash. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by GBPM and GBH will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2004. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

  Primary Reliance on a Single Asset. BayCorp's principal source of revenue in the first six months of 2004 was GBPM's contract to sell power to Unitil. Accordingly, BayCorp's results of operations significantly depended on the successful and continued performance under the Unitil contract. On April 1, 2004, BayCorp announced that Great Bay Hydro completed the acquisition of all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro assumed operating responsibility for these facilities on April 1, 2004 and is currently using the output of the Newport plant as a physical hedge for meeting a portion of BayCorp's supply obligations under the Unitil contract.

  Extensive Government Regulation. The electric energy industry is subject to extensive regulation by federal and state agencies. GBPM and Great Bay Hydro are subject to the jurisdiction of the FERC. GBPM is required to file with FERC all contracts for the sale of electricity. Great Bay Hydro operates the Clyde River hydroelectric project under the terms of a license issued by FERC. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

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

Item 3.  Quantitative and Qualitative Disclosures About
Market Risk
--------------------------------------------------------

Commodity Price Risk

  The prices of electricity are subject to fluctuations resulting from changes in supply and demand. The Company tracks market exposure for any forward firm energy contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the company's balance sheet. See "Note B - Summary of Significant Accounting Policies." The positive, or negative, value of the portfolio of forward firm energy commitments represents an estimation of the gain, or loss, that GBPM would have experienced if open firm commitments were covered at then-current market prices. GBPM had a net unrealized loss of $2,353,000 on its forward firm fixed energy contract as of June 30, 2004 and an unrealized loss of approximately $585,000 as of June 30, 2003.

Item 4. Controls and Procedures
-------------------------------

 Evaluation of Disclosure Controls and Procedures

  The Chairman, CEO, and President and the Vice President of Finance of the Company have reviewed and evaluated the effectiveness of disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 240.13a and 15(e)) as of the end of the fiscal quarter covered by this Quarterly Report. Based on that evaluation, the Chairman, CEO, and President and the Vice President of Finance have concluded that their current disclosure controls and procedures are, in all material respects, effective and timely, providing them with material information relating to that required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

Share Repurchase Plan.

  In September 2003, the Company's Board of Directors authorized the repurchase of up to ten percent of its fully diluted common stock on the open market or in negotiated transactions.

  The following table summarizes repurchases of BayCorp stock in the six months ended June 30, 2004:

                                                            Maximum Number of
                                                           Shares that May Yet
                      Shares          Average Price         Be Purchased Under
    Period        Repurchased(1)        Per Share                the Plan
    ------        --------------      -------------       ---------------------
 February 2004        30,240             $13.05
   May 2004           32,101             $13.19
   June 2004          19,500             $13.10                     24


(1) All shares were repurchased pursuant to the Company's repurchase plan announced September 29, 2003.


Item 3. Defaults upon Senior Securities
---------------------------------------

  Prior to the April 30, 2004 recapitalization of HoustonStreet resulting in BayCorp's ownership interest increasing above 50% and HoustonStreet becoming a majority-owned subsidiary, HoustonStreet had defaulted in the payment of its senior secured promissory notes. Such notes were cancelled in the recapitalization of HoustonStreet. See Notes to Financial Statements, Note D.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  The Company held its Annual Meeting of Stockholders on May 17, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the following matters were voted on:

1. Six members were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld for each nominee for Director.


             Name                    For           Withheld
             ----                   ----           --------
Anthony M. Callendrello            580,064          21,973
Alexander Ellis                    580,064          21,973
Stanley I. Garnett                 580,064          21,973
Frank W. Getman Jr.                580,064          21,973
James S. Gordon                    580,064          21,973
Thomas C. Leonard                  580,064          21,973


2. The stockholders of the Company ratified the selection by the Audit Committee of Vitale, Caturano & Company, PC as the Company's independent auditors by a vote of 580,130 shares in favor of the proposal, 21,404 shares voted against the selection, and 503 shares abstained.

Item 5.  Other Information
--------------------------

  On August 2, 2004, the Company issued its second quarter 2004 earnings release. The earnings release is attached as Exhibit 99 to this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  See Exhibit Index.

  (b) There were no reports on 8-K filed during the three months ended June 30, 2004.

  <Page<


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                    BayCorp Holdings, Ltd.


August 6, 2004      /s/ Frank W. Getman Jr.
                    ------------------------
                    Frank W. Getman Jr.
                    President and Chief Executive Officer
                    and Principal Financial Officer

                                  EXHIBIT INDEX


  Exhibit   Description
    No.
 ---------- -----------

     2 Agreement and Plan of Merger of HSEMergerCo, Inc. with and into HoustonStreet Exchange, Inc.

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

     99 BayCorp Holdings, Ltd. Earnings Release for the quarter ended June 30, 2004.

