Form 10-Q
period 2004-09-30
BAYCORP HOLDINGS LTD
filed 2004-11-12
CIK 1012127

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   September 30, 2004
                                                ------------------
                              or
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

Yes   X     No
     ---        ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No   X
     ---       ---

             Class                            Outstanding at November 1, 2004
-----------------------------------------         ------------------------------
--
Common Stock, $0.01 Par Value per Share                    557,945

                                      INDEX

PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

   Consolidated Statements of Operations -
        Three and Nine Months Ended September 30, 2004 and 2003 . . . . . . .      3

   Consolidated Balance Sheets at September 30, 2004
        and December 31, 2003 . . . . . . . . . . . . . . . . . . . . . . . .      4

   Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 2004 and 2003 . . . . . . . . . . . .      5

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .      6

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .     12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk . . . . .     20

Item 4 - Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .     21



PART II - OTHER INFORMATION:

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. . . . .     21

Item 3 - Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . .     22

Item 6 - Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                    Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                     2004       2003        2004        2003
                                                     ----       ----        ----        ----
Operating Revenues
                                                    $1,442     $1,007      $3,919       $2,994

Operating Expenses
  Purchased Power                                      897        903       3,026        3,000
  Unrealized Loss on Energy Contracts                  648        140       3,000          725
  Administrative & General                             542        891       1,554        2,552
  Taxes Other Than Income                               60          4          97          136
                                                    ------     ------      ------       ------
      Total Operating Expenses                       2,147      1,938       7,677        6,413

Operating Loss                                        (705)      (931)     (3,758)      (3,419)

Other Income (Deduction)
  Interest and Dividend Income                          46         24         146          458
  Other Income (Deduction)                             440        (29)      1,110          298
                                                    ------     ------      ------       ------
      Total Other Income (Deduction)                   486         (5)      1,256          756

Loss Before Income Taxes, Minority Interest         ------     ------      ------       ------
      and Extraordinary Item                          (219)      (936)     (2,502)      (2,663)
Income Taxes                                           (13)         0         (13)           0
Minority Interest Expense                              (18)         0         (16)           0
                                                    ------     ------      ------       ------
Loss Before Extraordinary Item                        (250)      (936)     (2,531)      (2,663)

Extraordinary Item, Net of Income Tax                    0          0         278            0
                                                    ------     ------      ------       ------
Net Loss                                             ($250)     ($936)    ($2,253)     ($2,663)
                                                    ======     ======      ======       ======


Weighted Average Shares Outstanding -
   Basic and Diluted                               560,612    646,937     594,143    3,019,622
Loss Per Share before Extraordinary Item -
   Basic and Diluted                                ($0.45)    ($1.45)     ($4.26)      ($0.88)
Extraordinary Item Income Per Share -
   Basic and Diluted                                     -          -       $0.47            -
Net Loss Per Share - Basic and Diluted              ($0.45)    ($1.45)     ($3.79)      ($0.88)


 (The accompanying notes are an integral part of these consolidated statements.)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                           September 30,      December 31,
                                                                2004              2003
                                                              -------           -------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                       $11,072               $7,469
  Restricted Cash - Escrow                                        2,500                2,500
  Accounts Receivable, net                                          430                  339
  Prepayments & Other Assets                                        165                1,085
                                                               --------             --------
      Total Current Assets                                       14,167               11,393


Other Assets:
  Unrealized Gain on Energy Contract - at market                      -                    3
  Other Long Term Assets                                            514                1,508
                                                               --------             --------
      Total Other Assets                                            514                1,511


TOTAL ASSETS                                                    $14,681              $12,904
                                                               ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Expenses                            $741                 $965
  Accrued Taxes                                                     114                   95
  Other Current Liabilities                                       1,202                1,740
                                                               --------             --------
          Total Current Liabilities                               2,057                2,800


Deferred Gain on Energy Contract                                  1,600                1,798
Unrealized Loss on Energy Contract - at market                    3,194                    -
Long Term Liability                                               2,559                    -
Minority Interest in Subsidiary                                     204                    -
Commitments & Contingencies



Stockholders' Equity:
  Preferred stock, $.01 par value
    Authorized - 1,000,000 shares; Issued
      and Outstanding - 0 shares                                      -                    -
  Common stock, $.01 par value
    Authorized - 4,000,000 shares
    Issued and Outstanding - 557,945 and 641,937
      shares, respectively                                            6                    6
   Additional Paid-in Capital                                   (21,517)             (20,531)
   Accumulated Earnings                                          26,578               28,831
                                                               --------             --------
          Total Stockholders' Equity                              5,067                8,306

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $14,681              $12,904
                                                               ========             ========

 (The accompanying notes are an integral part of these consolidated statements.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                 2004           2003
                                                                 ----           ----
Net cash flow from operating activities:


  Net loss                                                     ($2,253)        ($2,663)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
     Minority interest expense                                      16               -
     Extraordinary gain, net of income tax                        (278)              -
     Unrealized loss on the mark-to-market of
       energy contract                                           3,198             922
     Amortization of deferred gain on energy contract             (198)           (197)
     Non-cash compensation expense                                 129             367
     (Increase) decrease in accounts receivable                      3             (12)
     Decrease in prepaids and other assets                       1,950             563
     Increase (decrease) in accounts payable
       and accrued expenses                                       (256)            460
     Increase (decrease ) in taxes accrued                          19          (2,341)
     Decrease in other liabilities                                (564)         (2,202)
     Increase in long term liability                             2,559               -
                                                               -------         -------
  Net cash provided by (used in) operating activities            4,325          (5,103)

Net cash provided by investing activities:
  Consolidation of HoustonStreet                                   393               -
                                                               -------         -------
  Net cash provided by investing activities                        393               -

Net cash used in financing activities:
  Stock option exercise                                             41           1,776
  Reacquired capital stock and options                          (1,156)       (123,622)
                                                               -------         -------
  Net cash used in financing activities                         (1,115)       (121,846)

Net increase (decrease) in cash and
  cash equivalents                                               3,603        (126,949)
Cash and cash equivalents, beginning of period                   7,469         134,164
                                                               -------         -------
Cash and cash equivalents, end of period                       $11,072         $ 7,215
                                                               =======         =======
Supplemental disclosure of non-cash financing
  activities:
  Cash paid during the period for income taxes                 $    15         $ 2,241
                                                               -------         -------


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

  Until January 1, 2003, BayCorp had two principal operating subsidiaries that generated and marketed wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts of the Seabrook Project's power output. Great Bay and Little Bay were each wholly-owned by BayCorp. In December 2002, BayCorp legally dissolved Great Bay and Little Bay.

  In October 2002, BayCorp created two subsidiaries, Great Bay Power Marketing, Inc. ("Great Bay Power Marketing") and BayCorp Ventures, LLC ("BayCorp Ventures"). Great Bay Power Marketing was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. See "Note C. Commitments and Contingencies. Purchased Power Agreements." Effective January 1, 2003, Great Bay Power Marketing assumed the Unitil contract, previously held by Great Bay, and holds the letter of credit established to secure Great Bay Power Marketing's obligations under the Unitil contract. BayCorp created BayCorp Ventures to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer.

  In September 2003, BayCorp created a third subsidiary, Great Bay Hydro Corporation ("Great Bay Hydro"). Great Bay Hydro entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company ("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro completed the acquisition of the Vermont generating facilities and assumed operating responsibility of the generating facilities on April 1, 2004. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. Great Bay Hydro uses the output of the Newport plant as a physical hedge for a portion of BayCorp's contractual obligation to supply 9.06 megawatts to Unitil through 2010. Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities and this amount is reflected in the Company's financial statements. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the Federal Energy Regulatory Commission ("FERC") on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million. These funds are being used to pay for the repairs and capital improvements required by the FERC operating license. Upon receipt of the settlement funds, Great Bay Hydro paid approximately $676,000 for costs incurred and payable as of September 30, 2004. The remaining cash of approximately $3.8 million is included in the

Company's balance sheet as cash along with corresponding short term and long term liabilities of $1.2 million and $2.6 million, respectively, for the estimated remaining cost of FERC compliance.

  BayCorp also owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet Exchange, Inc. ("HoustonStreet"), which was incorporated in Delaware in 1999. A recapitalization of HoustonStreet was completed in the second quarter of 2004, and as a result, BayCorp's ownership
interest in HoustonStreet increased above 50%.   As a result of this
recapitalization, BayCorp began consolidating HoustonStreet as of May 1, 2004. Prior to May 1, 2004, BayCorp held a minority interest in HoustonStreet and accounted for HoustonStreet under the equity method. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

Sale of Seabrook Ownership
--------------------------

  In October 2000, the Company announced that it reached an agreement with Northeast Utilities ("NU") under which the Company's generating subsidiaries, Great Bay and Little Bay, would include their aggregate 15% ownership share of the Seabrook Project in the auction of NU's subsidiaries' shares of the Seabrook Project. As a result of the auction, which was conducted in 2001 and 2002, FPL Energy Seabrook, LLC ("FPL Energy Seabrook"), a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2, for $836.6 million subject to certain adjustments, with payment deliverable fully in cash at closing. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts were included in prepayments and the potential closing adjustments were included in other current liabilities. The amount escrowed was based on an estimate of those expenses. The Company received a one-time payment following the final reconciliation of and termination of all such escrow accounts in the second quarter of 2004 in accordance with the terms of the Escrow Agreements among the selling owners. As a result of the post-closing adjustments being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $572,000 in the second quarter of 2004. In the third quarter of 2004, the Company negotiated a final settlement of the remaining accrued liability related to the sale of Seabrook and paid approximately $168,000 in settlement of this liability. As a result of this liability being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $634,000 in the third quarter of 2004.

Enron Claim
-----------

 In January 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owed Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an unliquidated claim against Enron for damages resulting from the termination of the contracts. During the fourth quarter of 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron filed a plan of reorganization on July 11, 2003, which was approved by the bankruptcy court on July 15, 2004. In December 2003, BayCorp sold a $1,041,600 portion of its power delivery claim to an institutional investor for $343,700. In September 2004, BayCorp sold the remaining $175,400 of the power delivery claim, as well as the claim for damages, to the same institutional investor for $77,200. The Company recorded each of these transactions as a recovery of bad debt, reducing total administrative and general expenses.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 as filed in Form 10-K on March 26, 2004, are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE C - COMMITMENTS AND CONTINGENCIES


Purchased Power Agreements
--------------------------

  In anticipation of the Seabrook sale, the Unitil PPA was amended as of November 1, 2002. The amendment primarily modified the existing PPA to reduce the amount of power delivered to 9.06 megawatts and the price that Unitil pays for power to $50.34 per megawatt hour, and provided that Great Bay would supply the power regardless of whether the power is provided from Seabrook. The amendment also provided alternative security for Unitil's benefit, to replace and discharge the Third Mortgage on Seabrook that secured Great Bay's performance of the PPA. In connection with the amended PPA, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should Great Bay default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval. Great Bay assigned the Unitil PPA to Great Bay Power Marketing as of January 1, 2003.

  This contract meets the definition of a derivative under SFAS No. 133. All sales, purchases and market value adjustments related to the Unitil PPA are reflected gross in the Company's financial statements as the Company has designated this forward contract as non-trading in accordance with EITF Issue No. 02-03. Additionally, in accordance with EITF Issue No. 02-03, the inception gain (initial value of $2.1 million) on the contract has been deferred and will be amortized over the life of the contract. For the quarter ended September 30, 2004, the Company had an unrealized loss on the mark-to-market of the Unitil PPA of

$714,000 and had recognized $66,000 of the deferred gain on the Unitil PPA. The deferred inception gain and unrealized loss on the Unitil PPA was $1,600,000 and $3,194,000, respectively, as of September 30, 2004. For the quarter ended September 30, 2003, the Company had an unrealized loss on the mark-to-market of the Unitil PPA of $206,000 and had recognized $66,000 of the deferred gain. The deferred inception gain and unrealized gain on the Unitil PPA was $1,863,000 and $1,253,000, respectively, as of September 30, 2003.

 The Company realized a net loss on energy commodity contract trading activity of approximately $4,000 and a net gain of $42,000, for the three and nine months ended September 30, 2004, respectively, and reflected these amounts in operating revenues in the accompanying statements of operations. The gross retail sales volume of such activity was approximately $352,000, net of $356,000 of related cost of sales for the three months ended September 30, 2004. The gross retail sales volume of such activity was approximately $1,269,000, net of $1,227,000 of related cost of sales for the nine months ended September 30, 2004. There was no such activity in the three or nine month periods ending September 30, 2003.

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

  This recapitalization at HoustonStreet was completed in the second quarter of 2004 and as a result, BayCorp owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet, effective May 1, 2004. In accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. As a result, the Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 in accordance with SFAS No. 141 "Business Combinations."

  Prior to the recapitalization, BayCorp held a minority ownership interest in HoustonStreet, owning approximately 46.4% of the voting power of all outstanding common and preferred shares of HoustonStreet and accounted for HoustonStreet under the equity method.

 Summarized financial information for HoustonStreet, prior to consolidation, is as follows:


                                    Four Months ended       Nine Months ended
    HoustonStreet:                    April 30, 2004        September 30, 2003
                                     ----------------------------------------
                                              (Dollars in Thousands)

    Revenues                                  $224                   $660
    Gross Loss                                (123)                   (58)
    Net Income (Loss)                       13,318                   (916)



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

  As of September 30, 2004 there were 557,945 shares outstanding and options to purchase 212,538 shares, 170,038 of which were exercisable.

  BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

NOTE F - STOCK OPTIONS

  Prior to 2003, the Company accounted for its stock option plans under Accounting Principles Board Opinion No. 25 and related interpretations, and as such no compensation cost was recognized on options that were granted prior to 2003 at fair market value and that had not been modified. Beginning in 2003, the Company began to account for all employee awards granted, modified, or settled after January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS 148, "Accounting for Stock Based Compensation
- Transition and Disclosure" on a prospective basis. Awards under the company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                              9/30/04          9/30/03
                                                              -------          -------
     Net Loss: As Reported  . . . . . . . . . . . . . .        ($2,253)         ($2,663)
     Stock compensation expense included in net loss. .            129              367
     Stock compensation expense determined using fair
      value method for all awards . . . . . . . . . . .           (129)            (317)
                                                               -------          -------
          ProForma  . . . . . . . . . . . . . . . . . .        ($2,253)         ($2,613)
     Loss Per Share (Basic and Diluted):
          As reported . . . . . . . . . . . . . . . . .         ($3.79)          ($0.88)
          ProForma  . . . . . . . . . . . . . . . . . .         ($3.79)          ($0.87)


 In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory Stock Option Plan. These options had an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company recorded compensation expense related to contingent and repriced options of $77,000 for the nine months ended September 30, 2003.

 In April 2003 and July 2003, the Company issued 132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense of $43,000 in the third quarter of 2004 and in the third quarter of 2003 for these options.

NOTE G - SEGMENT INFORMATION

  BayCorp is a holding company for Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures and HoustonStreet. The Company operates primarily in two segments, each of which is managed separately because each segment sells distinct products and services. Great Bay Power Marketing and Great Bay Hydro constitute the electricity generation and trading business segment, whose principal assets are the Unitil PPA and hydroelectric facilities of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

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

                              Great Bay
                                Power
   BayCorp Holdings, Ltd      Marketing                                Inter-
     As of and for the           and                                  company
     nine months ended        Great Bay     Houston                   Elimina-
   September 30 ($000's)        Hydro      Street(1)      Other        Tions        Total
   ---------------------        ------       ------       ------       ------       ------
2004
----
Revenues                        $3,521        $398            $0           $0       $3,919
Operating Expenses               6,500         361         1,027         (211)       7,677
Segment Net Income (Loss)       (2,955)         24           702          (24)      (2,253)
Total Assets                     9,280         537        19,023      (14,159)      14,681

 -----------------------------------------------------------------------------------------

2003
----
Revenues                        $2,994           0             0            0       $2,994
Operating Expenses               4,064           0         2,777         (428)       6,413
Segment Net Loss                (1,047)          0        (1,616)           0       (2,663)
Total Assets                     5,696           0        23,152      (14,680)      14,168


(1) BayCorp began consolidating HoustonStreet as of May 1, 2004. See "Note A. The Company."

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

None applicable to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Overview

  BayCorp derived its revenues primarily through energy sales activities by Great Bay Power Marketing and Great Bay Hydro in the third quarter of 2004 and from Great Bay Power Marketing in the third quarter of 2003. Great Bay Power Marketing currently holds one purchased power contract with Unitil. On April 1, 2004, Great Bay Hydro completed an acquisition of generating facilities including an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. Great Bay Hydro assumed operating responsibility of the generating facilities on April 1, 2004. Great Bay Hydro uses the output of the Newport plant as a physical hedge for meeting a portion of the Company's contractual obligations under the Unitil PPA. Expenses for the third quarter of 2004 and 2003 primarily consisted of the cost of purchased power and general and administrative costs.

  As of May 1, 2004, BayCorp began consolidating HoustonStreet for financial reporting purposes and HoustonStreet revenues and expenses are reflected in the Company's financials as of that date. The Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 upon consolidation of HoustonStreet. See "Note D. Investment in HoustonStreet."

  The following discussion focuses solely on operating revenues and operating expenses and is presented in a substantially consistent manner for all of the periods presented.

Results of Operations: Third Quarter of 2004 Compared to the Third Quarter of
2003
--------------------------------------------------------------------------------

Operating Revenues

  BayCorp's operating revenues increased by approximately $435,000, or 43.2%, to $1,442,000 in the third quarter of 2004 as compared to $1,007,000 in the third quarter of 2003. The increase in revenues was primarily attributable to revenues of approximately $196,000 from the sale of electricity generated by Great Bay Hydro and HoustonStreet revenues of approximately $242,000.

Expenses

  The Company purchases power to satisfy its power supply obligations.
Purchased power expenses decreased by approximately $6,000, or 0.7%, to $897,000 in the third quarter of 2004 as compared to $903,000 in the third quarter of 2003.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $648,000 in the third quarter of 2004 as compared to a net unrealized loss of approximately $140,000 in the third quarter of 2003. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during 2003 and have continued to rise into the third quarter of 2004 primarily due to increases in the forward price of natural gas. In the New England Power Pool ("NEPOOL"), power generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.

  Administrative and general expenses decreased approximately $349,000, or 39.2%, to $542,000 in the third quarter of 2004 as compared to $891,000 in the third quarter of 2003. The Company undertook numerous cost savings measures, including reducing the salaries of its President and its COO late in the second quarter of 2003 that have reduced administrative and general expenses in the third quarter of 2004 as compared to the third quarter of 2003. In addition, the Company sold its remaining claim against Enron in the third quarter of 2004 and recorded a recovery of bad debt, reducing total administrative and general expenses in the third quarter of 2004 by approximately $77,000. See "Note A. Enron Claim."

  Taxes other than income increased approximately $56,000, to $60,000 in the third quarter of 2004 as compared to $4,000 in the third quarter of 2003 primarily due to Great Bay Hydro property taxes. There was no property tax expense in the third quarter of 2003.

  Total other income increased approximately $491,000, to total other income of $486,000 in the third quarter of 2004 as compared to total other deductions of $5,000 in the third quarter of 2003. In the third quarter of 2004, the Company negotiated a final settlement of the remaining accrued liability related to the sale of Seabrook and paid approximately $168,000 in settlement of this liability. As a result of this liability being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $634,000 in the third quarter of 2004. Also in the third quarter of 2004, the Company recorded other income of approximately $75,000 upon receipt of an insurance refund related to its ownership in Seabrook. Offsetting these income items in the third quarter of 2004, the Company recorded an expense of $255,000 for a directors and officers liability insurance policy; this run-off policy insures against claims, including nuclear related claims, for events that may have occurred prior to July 2004. The Company is currently in non-nuclear related energy businesses, and as such, directors and officers liability insurance coverage is available at significantly lower premiums for current operations.

Net Loss

  As a result of the above factors, for the third quarter of 2004, the Company recorded a net loss of approximately $250,000, or $0.45 per share, as compared to a net loss of approximately $936,000, or $1.45 per share, for the third quarter of 2003.

Results of Operations: First Nine Months of 2004 Compared to the First Nine Months of 2003
----------------------------------------------------------------------------

Operating Revenues

  BayCorp's operating revenues increased by approximately $925,000, or 30.9%, to $3,919,000 in the first nine months of 2004 as compared to $2,994,000 in the first nine months of 2003. The increase in revenues in 2004 was primarily attributable to revenues of approximately $479,000 from the sale of electricity generated by Great Bay Hydro and HoustonStreet revenues of approximately $398,000.

Expenses

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $3,000,000 in the first nine months of 2004 as compared to a net unrealized loss of approximately $725,000 in the first nine months of 2003. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during 2003 and have continued to rise in the first nine months of 2004 primarily due to increases in the forward price of natural gas. In NEPOOL, power-generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.

  Administrative and general expenses decreased approximately $998,000, or 39.1%, to $1,554,000 in the first nine months of 2004 as compared to $2,552,000 in the first nine months of 2003. The Company incurred costs related to the Tender Offer in the first nine months of 2003; there were no such costs incurred in the first nine months of 2004. The Company undertook numerous cost savings measures, including relocating its corporate offices to smaller space, reducing headcount and reducing the salaries of its President and its COO late in the second quarter of 2003 that have reduced administrative and general expenses in the first nine months of 2004 as compared to the first nine months of 2003. In addition, the Company sold its remaining claim against Enron in the first nine months of 2004 and recorded a recovery of bad debt, reducing total administrative and general expenses in the first nine months of 2004 by approximately $77,000. See "Note A. Enron Claim."

  Interest income decreased approximately $312,000, to $146,000 in the first nine months of 2004 as compared to $458,000 in the first nine months of 2003. Average cash balances in the first nine months of 2003 were significantly higher than in the first nine months of 2004. On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share. The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares and options, representing approximately 94.3% of the shares and options tendered. The Company distributed approximately $123,603,000 in cash to tendering shareholders and options holders by March 24, 2003. See "Note E. Equity."

  Other income increased approximately $812,000, to $1,110,000 in the first nine months of 2004 as compared to $298,000 in the first nine months of 2003. This increase was primarily due to receipt by the Company in the first nine months of 2004 of one-time payments totaling approximately $572,000 following the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in the Seabrook Nuclear Power Plant in November 2002. The Company also received insurance refunds related to its previous ownership in Seabrook of approximately $190,000 in the first nine months of 2004. In the third quarter of 2004, the Company negotiated a final settlement of the remaining accrued liability related to the sale of Seabrook and paid approximately $168,000 in settlement of this liability. As a result of this liability being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $634,000 in the third quarter of 2004. Offsetting these income items, the Company recorded a deduction of $255,000 for a directors and officers liability insurance policy; this run-off policy insures against claims, including nuclear related claims, for events that may have occurred prior to July 2004. The Company is currently in non-nuclear related energy businesses, and as such, directors and officers liability insurance coverage is available at significantly lower premiums for current operations.

  The Company recognized an extraordinary gain of $278,000 in the first nine months of 2004 upon the consolidation of HoustonStreet. As of May 1, 2004, BayCorp's ownership in HoustonStreet was 59.7%, and in accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. See "Note D. Investment in HoustonStreet."

Net Loss

  As a result of the above factors, for the first nine months of 2004, the Company recorded a net loss of approximately $2,253,000, or $3.79 per share, as compared to a net loss of approximately $2,663,000, or $0.88 per share, for the first nine months of 2003.

Liquidity and Capital Resources

  As of September 30, 2004, BayCorp had approximately $11,072,000 in cash and cash equivalents, which included approximately $3,791,000 that Great Bay Hydro expects to use to pay for the costs of complying with the requirements of the new operating license issued by FERC. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4,400,000. Upon receipt of the settlement funds, Great Bay Hydro paid approximately $676,000 for costs incurred and payable as of September 30, 2004. The remaining cash of approximately $3.8 million is included in the Company's balance sheet as cash along with corresponding short term and long term liabilities of $1.2 million and $2.6 million, respectively, for the estimated remaining cost of FERC compliance. See "Note A. The Company."

  The Company had approximately $2,500,000 in restricted cash as required by the terms of the Unitil PPA. See "Note C. Commitments and Contingencies." The Company also had approximately $514,000 in a cash deposit at ISO NE. The Company purchases a portion of its power needed for resale from ISO NE and ISO NE requires financial assurance to protect NEPOOL against a payment default of one of its participants. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements.

  BayCorp's cash generation for the nine months ended September 30, 2004, excluding the cash settlement received from Citizens described above, was not sufficient to cover the cash requirements of the Company during this period.
The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing and Great Bay Hydro, will be sufficient to enable the Company to meet the anticipated cash requirements of its current operations in 2004. However if the prices at which Great Bay Power Marketing must purchase its power supply increase significantly from current levels, BayCorp could be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There can be no assurance that BayCorp will be able to raise additional capital on acceptable terms or at all.

  BayCorp's total cash and cash equivalents increased approximately $3,603,000 during the first nine months of 2004. The increase in cash during this period included approximately $3,759,000, the balance of the settlement received from Citizens. Upon receipt of the settlement funds of approximately $4,435,000, Great Bay Hydro paid approximately $676,000 for costs incurred and payable as of September 30, 2004. See "Note A. The Company."

  The Company had a net loss of approximately $2,253,000 for the first nine months of 2004. Included in this net loss was a non-cash charge for the loss on the mark-to-market of the Unitil PPA of approximately $3,198,000 and a non-cash recognition of deferred gain on the Unitil PPA of approximately $198,000. The Company recognized a non-cash extraordinary gain of $278,000 upon the consolidation of HoustonStreet as of May 1, 2004. Also included was a non-cash charge to earnings of approximately $129,000 for compensation expense related to the accounting for stock options.

  The decrease of approximately $1,950,000 in prepaids and other assets and the decrease of approximately $564,000 in miscellaneous and other current liabilities were primarily attributable to the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in Seabrook in November 2002. The Company received approximately $572,000 in the first nine months of 2004 relative to the termination of these accounts and, as a result of the total liability being settled for less than the Company had previously estimated and accrued for, these accounts were reduced by approximately $1,000,000.

  Offsetting this decrease in other current liabilities, $1,200,000 in other current liabilities was recorded and $2,559,000 in long term liabilities was recorded, that reflect Great Bay Hydro's estimate of the remaining cost of complying with the requirements of the new operating license, issued by the FERC in November 2003, for its hydro facilities.

  A decrease in accounts payable and accrued expenses of approximately $256,000 was primarily attributable to the timing of purchased power payments by Great Bay Power Marketing. As a result of a change in NEPOOL policy, purchased power payments from Great Bay Power Marketing to NEPOOL were due weekly as of July 15, 2004, whereas prior to that date they had been due and payable on a monthly basis.

  During the first nine months of 2004, the Company repurchased 88,551 shares of its common stock for approximately $1,156,000, at an average per share price of approximately $13.06.

  The Company's contractual obligations as of September 30, 2004 were as follows:


                                         Less                               More
  Contractual                          Than One      1-3         3-5        Than
  Obligations                Total       Year       Years       Years     5 Years
  -----------                -----     --------     -----       -----     -------
  Office Space Lease        $22,500    $22,500        0           0          0


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

 Generally, BayCorp has targeted the following operating assets: (1) merchant plants in regions with developed wholesale power markets such as New England, New York, PJM and Texas, (2) international assets that have stable, long-term off-take contracts, and (3) either merchant or contracted renewable assets. BayCorp is also pursuing other energy-related investments including development of new power generation facilities and hydrocarbon reserves and the further development of HoustonStreet, its online trading platform.

  BayCorp's first acquisition in the post-Seabrook period was the acquisition of the generating plants owned by Citizens through BayCorp's wholly-owned subsidiary, Great Bay Hydro. Great Bay Hydro entered into a purchase and sale agreement in October 2003 with Citizens to acquire all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. On April 1, 2004, BayCorp announced that Great Bay Hydro completed this acquisition. Great Bay Hydro assumed operating responsibility for these facilities on April 1, 2004 and is using the output of the Newport plant as a physical hedge for a portion of BayCorp's contractual obligation to supply 9.06 megawatts to Unitil through 2010.

  Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the FERC on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million. These funds are being used to pay for the repairs and capital improvements required by the FERC operating license. The company recorded this settlement on its balance sheet as cash and set up corresponding short term and long term liabilities that reflect the anticipated cost of FERC compliance.

  The Company may pursue investments that would require additional equity or debt financing. The Company believes that such financing is available, but there can be no assurance that the Company would be successful in obtaining such financing. If the Company is not successful in obtaining additional financing, the Company may not be able to pursue certain investment alternatives. In such a case, the

Company may be limited to opportunities that it can pursue given its current resources. The income from the Company's current operating businesses (the Unitil PPA and Great Bay Hydro acquisition) is insufficient to pay current operating expenses. The Company believes however, that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing and Great Bay Hydro, will be sufficient to enable the Company to meet the anticipated cash requirements of its current operations in 2004. If the Company is unsuccessful in identifying and making additional investments, the Company may pursue alternative strategies, including sale of the Company, deregistration or liquidation. If the Company decides to liquidate, cash would be reserved to pay for the expected expenses of liquidation and other liabilities of the Company, including potential runoff insurance policies and severance obligations that would be triggered.

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

  History of Losses. BayCorp reported an operating loss for the first nine months of 2004 and for the year 2003 and reported operating income for the years 2002 and 2001. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

  Liquidity Needs. As of September 30, 2004, BayCorp had approximately $13.6 million in cash and cash equivalents and restricted cash. Approximately $3.8 million of this cash is expected to be used to pay for repairs and capital improvements required by the new operating license issued by FERC at Great Bay Hydro. See "Note A. The Company." The Company believes that current cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing and Great Bay Hydro will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2004. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

  Primary Reliance on a Single Asset. BayCorp's principal source of revenue in the first three months of 2004 was Great Bay Power Marketing's contract to sell power to Unitil. Accordingly, BayCorp's results of operations significantly depended on the successful and continued performance under the Unitil contract. In April 2004, Great Bay Hydro completed the acquisition and assumed operating responsibility of all of the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro is currently using the output of the Newport plant as a physical hedge for a portion of BayCorp's contractual obligation under the Unitil PPA.

  Extensive Government Regulation. The electric energy industry is subject to extensive regulation by federal and state agencies. Great Bay Power Marketing and Great Bay Hydro are subject to the jurisdiction of the FERC. Great Bay Power Marketing is required to file with FERC all contracts for the sale of electricity. Great Bay Hydro operates the Clyde River hydroelectric project under the terms of a license issued by FERC. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Commodity Price Risk

  The prices of electricity are subject to fluctuations resulting from changes in supply and demand. The Company tracks market exposure for any forward firm energy contracts in a mark-to-market model that is updated daily with current market prices and is reflected in the company's balance sheet. See "Note B - Summary of Significant Accounting Policies." The positive, or negative, value of the portfolio of forward firm energy commitments represents an estimation of the gain or loss that Great Bay Power Marketing would have experienced if open firm commitments were covered at then-current market prices. Great Bay Power Marketing had a net unrealized loss of approximately $3,000,000 on its forward firm fixed energy contract as of September 30, 2004 and an unrealized loss of approximately $725,000 as of September 30, 2003.

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

Part II - OTHER INFORMATION


Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

Share Repurchase Plan.

     The following table summarizes repurchases of BayCorp stock during the fiscal quarter ended September 30, 2004:

                                                    Total Number of       Maximum Number
                                                  Shares Purchased as   of Shares that May
                                      Average      Part of Publicly      Yet Be Purchased
                        Shares         Price        Announced Plans     Under the Plans or
      Period         Repurchased     Per Share        or Programs          Programs (2)
    ----------        ----------     ----------       ----------            ----------
     July 2004         6,710 (1)      $12.26              --                         24
    August 2004           --              --              --                         24
  September 2004          --              --              --                    100,024
                      ------------------------------------------------------------------
       Total           6,710          $12.26              --                    100,024


(1) These shares were purchased from a former director of the Company in a privately negotiated transaction authorized by the Company's Board of Directors.

(2) On September 29, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to ten percent of its fully diluted common stock on the open market or in negotiated transactions. On September 15, 2004 the Company announced that its Board of Directors had authorized the repurchase of up to an additional 100,000 shares of its common stock on the open market or in negotiated transactions. The Board of Directors did not establish expiration dates for either of these plans.

Item 3. Defaults upon Senior Securities
---------------------------------------

 Prior to the April 30, 2004 recapitalization of HoustonStreet resulting in BayCorp's ownership interest increasing above 50% and HoustonStreet becoming a majority-owned subsidiary, HoustonStreet had defaulted in the payment of its senior secured promissory notes. Such notes were cancelled in the recapitalization of HoustonStreet. See "Note D - Investment in HoustonStreet."

Item 6.  Exhibits
-----------------

  (a)  See Exhibit Index.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      BayCorp Holdings, Ltd.




November 12, 2004     /s/ Frank W. Getman Jr.
                      --------------------------------
                      Frank W. Getman Jr.
                      President and Chief Executive Officer and
                      Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit No. Description
----------- -----------

   31.1     Certification of President and Chief Executive Officer (principal executive officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

   31.2     Certification of President and Chief Executive Officer (principal financial officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

   31.3     Certification of Vice President of Finance and Treasurer (chief accounting officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

   32.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002.

   32.2     Certification of Vice President of Finance and Treasurer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.
