Form 10-K
period 2004-12-31
BAYCORP HOLDINGS LTD
filed 2005-03-31
CIK 1012127

--------------------------------------------------------------


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                               OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 COMMISSION FILE NUMBER 1-12527

                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)

                          DELAWARE                     02-0488443
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

            ONE NEW HAMPSHIRE AVENUE, SUITE 125
                 PORTSMOUTH, NEW HAMPSHIRE                03801
              (Address of principal executive          (Zip Code)
                          offices)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]     No  [X]

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

  As of June 30, 2004, (the last business day of the registrant's most recently completed second fiscal quarter) the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $5,906,400 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange.

  There were 557,945 shares of Common Stock outstanding as of March 24, 2005.

               DOCUMENTS INCORPORATED BY REFERENCE



       Incorporated Document             Location in Form 10-K
        --------------------             --------------------
 Portions of the Registrant's Proxy            Part III
Statement  furnished to Stockholders
   in connection with the Annual
              Meeting
      to be held May 17, 2005.




     -------------------------------------------------------

                             PART I

ITEM 1.  BUSINESS.

INTRODUCTION

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is an unregulated holding company incorporated in Delaware in 1996. As of December 31, 2004, BayCorp had five wholly owned subsidiaries including Great Bay Power Marketing, Inc., Great Bay Hydro Corporation, Nacogdoches Power, LLC, Nacogdoches Gas, LLC, and BayCorp Ventures, LLC. BayCorp also held a majority interest in HoustonStreet Exchange, Inc. as of December 31, 2004.

  Until January 1, 2003, BayCorp had two principal operating subsidiaries that generated and traded wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. In December 2002, BayCorp dissolved Great Bay and Little Bay.

  In October 2002, BayCorp formed two subsidiaries, Great Bay Power Marketing, Inc. ("Great Bay Power Marketing") and BayCorp Ventures, LLC ("BayCorp Ventures"). Great Bay Power Marketing, incorporated in Maine as a wholly owned subsidiary, was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. See "Pre-November 2002 and Current Business - Purchased Power Agreements" below. Effective January 1, 2003, Great Bay Power Marketing assumed the Unitil contract and holds the letter of credit established to secure Great Bay Power Marketing's obligations under the Unitil contract. BayCorp formed BayCorp Ventures, a Delaware limited liability company, as a wholly owned subsidiary, to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer that took place in 2003.

  In September 2003, BayCorp formed Great Bay Hydro Corporation ("Great Bay Hydro"), a New Hampshire corporation, as a wholly owned subsidiary. Great Bay Hydro entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company ("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro completed the acquisition and assumed operating responsibility of the generating facilities on April 1, 2004. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont.

  In October 2004, BayCorp formed Nacogdoches Power, LLC ("Nacogdoches Power"), a New Hampshire limited liability company, as a wholly owned subsidiary. On October 19, 2004, Nacogdoches Power acquired the development rights to an approximate 1000 MW natural gas-fired power plant project in Nacogdoches County, Texas, located in east Texas. The project received its air quality  permit  and  its  wastewater discharge  permit  and  has options  to  acquire the land and a number of easements  for  the plant. The proposed plant site is located near the Electric Reliability Council of Texas ("ERCOT") and the Southwest Power Pool high voltage transmission lines as well as a source of cooling water and natural gas lines. Nacogdoches Power is pursuing the development of this project with an initial focus on securing gas supply and power offtake contracts.

  In November 2004, BayCorp formed Nacogdoches Gas, LLC ("Nacogdoches Gas"), a New Hampshire limited liability company, as a wholly owned subsidiary. In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra Resources Corporation ("Sonerra"), an independent oil and gas exploration, development and operating company, under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement, dated January 7, 2005 with Sonerra, under which Nacogdoches Gas will fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will receive a priority return until its aggregate investment is recovered.

  In  March 2005, BayCorp formed Great Bay Hydro Maine, LLC ("GBH
Maine"), a Maine limited liability company, as a wholly owned subsidiary, and formed

Great Bay Hydro Benton, LLC ("GBH Benton"), also a Maine limited liability company, as a wholly owned subsidiary of GBH Maine. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, L.P., a limited partnership that owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine ("Benton Falls"), from The Arcadia Companies for approximately $2.2 million. The Company assumed operating responsibility for Benton Falls, the output of which is sold to Central Maine Power Corporation ("CMP") under a power purchase agreement ("CMP PPA") that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission. The estimated average rate for April 2005 through December 2005 (based on projected monthly generation) is approximately $59.12 per megawatt hour ("MWh".)

  BayCorp also owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet Exchange, Inc. ("HoustonStreet"), which was incorporated in Delaware in 1999. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States. A recapitalization of HoustonStreet was completed in the second quarter of 2004, and as a result, BayCorp's ownership interest in HoustonStreet increased above 50% and BayCorp began consolidating its financial statements with HoustonStreet as of May 1, 2004. Prior to May 1, 2004, BayCorp held a minority interest in HoustonStreet and accounted for HoustonStreet under the equity method.

RECENT DEVELOPMENTS

Great Bay Hydro Corporation

  In October 2003, Great Bay Hydro entered into a purchase and sale agreement with Citizens to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro completed the acquisition and assumed operating responsibility of the generating facilities on April 1, 2004. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. Great Bay Hydro uses the output of the Newport plant as a physical hedge for a portion of BayCorp's contractual obligation to supply 9.06 megawatts to Unitil through 2010. Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities, and this amount is reflected in the Company's financial statements. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the Federal Energy Regulatory Commission ("FERC") on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million, since the receipt of which Great Bay Hydro paid approximately $1.2 million for costs incurred through December 31, 2004 for FERC compliance. The remaining approximately $3.2 million is included in the Company's December 31, 2004 balance sheet as cash. The balance sheet reflects corresponding short-term and long-term liabilities of $719,000 and $2,479,000, respectively, for the estimated remaining cost of FERC compliance.

  In June 2004, Great Bay Hydro received FERC approval of its designation as an exempt wholesale generator ("EWG"). In order to maintain EWG status, Great Bay Hydro must engage exclusively in the business of owning or operating one or more "eligible facilities" and selling electricity only at wholesale (i.e. not to end users) and incidental activities. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. In the case of Great Bay Hydro, its Vermont generating facility is an "eligible facility."

HoustonStreet Exchange, Inc.

  Prior to April 30, 2004, in addition to its equity interest in HoustonStreet, the Company held an $8.4 million secured note in HoustonStreet. In March 2001, HoustonStreet raised additional funding by selling senior secured notes to BayCorp and other investors. Collectively, these notes were referred to as the "HoustonStreet Series C Units." The outstanding principal and interest of the note to BayCorp as of April 30, 2004 was approximately $11 million. The Company had written this note down to zero as of December 31, 2000. The notes were originally due and payable in December 2001, and the maturity date was subsequently extended to January 15, 2004. The notes were not paid when due, and in February 2004, HoustonStreet was formally notified of the payment default. BayCorp and the other senior secured noteholders reserved their rights and proposed a recapitalization of HoustonStreet that would potentially provide effective control of HoustonStreet to the noteholders. The recapitalization was approved by the Board of Directors of HoustonStreet in March 2004 and was approved by HoustonStreet shareholders in April 2004.

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

  This recapitalization at HoustonStreet was completed in the second quarter of 2004 and as a result, BayCorp owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet. In accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. As a result, the Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 in accordance with SFAS No. 141 "Business Combinations."

  Prior   to   the  recapitalization,  BayCorp  held  a  minority
ownership   interest   in   HoustonStreet   and   accounted   for
HoustonStreet under the equity method.

Nacogdoches Gas, LLC

  In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra under which Nacogdoches Gas acquired an approximate 10% working interest in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement dated January 7, 2005 with Sonerra, under which Nacogdoches Gas will fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells (with the provision that up to 25% of the working interest may be funded and acquired by other parties) and will receive a priority return of 90% of the working interest funded until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  Sonerra directly or indirectly controls approximately 36,000 acres either through leases or as land held by production within a project area in Nacogdoches County in east Texas. Sonerra also has acquired 3D seismic data covering approximately 31,000 acres within the project area, of which 24,000 acres are under lease or held by production directly or indirectly by Sonerra.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of three wells. The net revenue interest in each of the wells being funded by Nacogdoches Gas is 77%, which means that the working interests bear 100% of the operating costs of the wells but receive 77% of the net revenues from the wells with the remaining 23% of the net revenues paid to the lessor and other royalty interests. The first of those wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of February 2005 has produced 95 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005. The third well, Painted Horse, a Rodessa vertical natural gas well, is being developed.

  Under the terms of the January 7, 2005 agreement as amended, Sonerra will sequentially present five additional sets of three well prospects to Nacogdoches Gas. Upon the presentation of a set of three well prospects, Nacogdoches Gas at its option, may proceed with the development of those three well prospects. Should Nacogdoches Gas decide not to proceed with the development of any given set of three well prospects, its right to participate in future well sets terminates.

  The total cost of an individual well typically ranges from $2.0 million to $3.5 million and includes the acquisition of leases for the land, the drilling and completion of the wells and the construction of extensions of the gas gathering system. The total cost depends on the type of well (horizontal or vertical), the amount of land required for the production unit, the length of gas gathering pipeline and the completion technique.

  Other exploration and production companies are operating in Nacogdoches County and may seek to acquire land in or near the project area being developed by Sonerra and Nacogdoches Gas.
Nacogdoches Gas has no employees.

  Various federal, state and local laws relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact the development of oil and gas wells and their costs. These laws and regulations govern, among other things, emissions to the atmosphere, discharges of pollutants into the waters of the United States, underground injection of waste water, the generation, storage, transportation and disposal of waste materials and the protection of public health, natural resources and wildlife. The anticipated costs of development of oil and natural gas wells by Nacogdoches Gas and Sonerra includes funding for the measures necessary to meet environmental compliance requirements and no additional environmental compliance costs are anticipated.

Nacogdoches Power, LLC

  On November 16, 2004, Nacogdoches Power acquired the development rights to the Sterne Power project in the town of Sacul in Nacogdoches County, Texas. The Sterne Power project was initially designed and has been permitted as a nominal 1000 MW plant. The project received its air quality permit in December 2002, and the air quality permit currently is effective through December 7, 2005. An additional eighteen-month extension to the permit may be requested by Nacogdoches Power. The wastewater discharge permit is currently effective through August 1, 2006. In addition, the project has an option to purchase the land for the project and options to acquire easements for transmission lines and/or gas pipelines. Those options have varying expiration dates in 2005 and 2006 and are either being extended or exercised. Nacogdoches Power is currently evaluating the plant configuration. Further, Nacogdoches Power is seeking to enter into power offtake contracts, although none have been executed. A schedule for the development of the project has not been established. The total cost of the Sterne project will depend on the final plant design and will require substantial additional financing. The amount and type of any such financing has not been determined.

Enron Claim

  In January 2002, BayCorp reported that Great Bay received notice on December 21, 2001 from Enron Power Marketing, Inc. ("Enron") that Enron was terminating its contracts with Great Bay. Enron owed Great Bay $1,075,200 for power delivered prior to Enron's Chapter 11 bankruptcy filing on December 2, 2001. Great Bay also had an unliquidated claim against Enron for damages resulting from the termination of the contracts. During 2001, BayCorp recorded an expense of $1,100,000 to establish a reserve for doubtful accounts due to the uncertainty of collecting remaining amounts owed by Enron to Great Bay for power delivered prior to Enron's Chapter 11 bankruptcy filing. Enron filed a plan of reorganization on July 11, 2003, which was approved by the bankruptcy court on July 15, 2004. In December 2003, BayCorp sold a $1,041,600 portion of its power delivery claim to an institutional investor for $343,700. In September 2004, BayCorp sold the remaining $175,400 of the power delivery claim, as well as the claim for damages, to the same institutional investor for $77,200. The Company recorded each of these transactions as a recovery of bad debt, reducing total administrative and general expenses.

Issuer Tender Offer

  On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share (the "Tender Offer" or "Offer").

  At the extended Tender Offer expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options surrendered for repurchase and cancellation.) The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and surrendered options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. The Company distributed approximately $123,622,000 to tendering stockholders and option holders.

Sale of Seabrook

  In April 2002, FPL Energy Seabrook, LLC ("FPL Energy Seabrook"), a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2 of Seabrook, for $836.6 million, which included Great Bay's and Little Bay's approximate aggregate 15% ownership share, subject to certain adjustments, with payment deliverable fully in cash at closing. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts were included in prepayments and the potential closing adjustments were included in other current liabilities. The amount escrowed was based on an estimate of those expenses. The Company received a one-time payment following the final reconciliation of and termination of all such escrow accounts in 2004 in accordance with the terms of the Escrow Agreements among the selling owners. As a result of the post-closing adjustments being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $572,000 in 2004. Also in 2004, the Company negotiated a final settlement of the remaining accrued liability related to the sale of Seabrook and paid approximately $168,000 in settlement of this liability. As a result of this liability being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $634,000 in 2004.

Debt Financing

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 Convertible Note (the
"Note") and a Pledge Agreement (the "Pledge Agreement") with Sloan Group Ltd., a Bahamas corporation (the "Sloan Group"). The debt, which accrues interest at 8% per annum and is due and payable in full on December 15, 2005, is convertible by the Sloan Group at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the Note) into shares of BayCorp's common stock, $.01 par value at a price of $14.04 per share. The Note does not allow BayCorp to prepay the debt and provides for a 2% premium on the interest rate in the event of a default. Payment of the Note may be accelerated in the event of a material event of default, which is customary for this type of financing.

  In  addition  to BayCorp, the borrowers under the Note  include the following subsidiaries of BayCorp: GBH Maine, GBH Benton, Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power and Nacogdoches Gas. As security for the Note, the borrowers entered into the Pledge Agreement with the Sloan Group. Under the Pledge Agreement, BayCorp pledged its equity interests in GBH Maine and Nacogdoches Gas to the Sloan Group, GBH Maine pledged its equity interests in GBH Benton and Benton Falls to the Sloan Group, GBH Benton pledged its equity interests in Benton Falls to the Sloan Group, and Nacogdoches Gas, GBH Maine and GBH Benton pledged to the Sloan Group any equity interest that they may obtain in other entities while the debt is outstanding.

  BayCorp  used  proceeds  from  the  financing  to  finance  the acquisition  of  Benton Falls by GBH Maine  and  GBH  Benton  and
intends to use proceeds from the financing to continue the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra and for other strategic and general corporate purposes.

PRE-NOVEMBER 2002 AND CURRENT BUSINESS

  Until November 1, 2002, BayCorp's principal wholesale electricity generation and trading assets were its 100% equity interests in Great Bay and Little Bay. The business of Great Bay and Little Bay consisted of managing their joint ownership interests in the Seabrook Project and the sale in the wholesale power market of their share of electricity produced by the Seabrook Project. Neither Great Bay nor Little Bay had operational responsibility for the Seabrook Project. Great Bay was a party to one long-term power contract for approximately 10 MW of Great Bay's share of the Seabrook Project capacity. Great Bay Power Marketing assumed Great Bay's obligations under that contract which was amended, effective November 1, 2002, to provide for 9.06 MW of firm (non-unit-specific) power. See "Purchased Power Agreements" below.

  After   the  Company's  sale  of  Seabrook  in  November  2002,
BayCorp's  principal  operating assets have  been  its  purchased
power   contract  with  Unitil,  its  Vermont  hydro   generating
facilities and its equity interest in HoustonStreet.

Purchased Power Agreements

  Great Bay was party to a purchased power contract, dated as of April 1, 1993, (the "Unitil PPA" or "PPA"), with Unitil that provided for Great Bay to sell to Unitil 0.8696% of the energy and capacity of Seabrook, or approximately 10 MWs. The Unitil PPA commenced on May 1, 1993 and continues through October 31, 2010. On November first of each year the purchase price is subject to increase at the rate of inflation less four percent.

  In anticipation of the Seabrook sale, the Unitil PPA was amended as of November 1, 2002. The amendment primarily modified the existing Unitil PPA to reduce the amount of power delivered to 9.06 MWs and the price that Unitil pays for power to $50.34 per MW hour, subject to an annual increase at the rate of inflation less four percent, and provided that Great Bay would supply the power regardless of whether Seabrook is providing the power.

  The amendment also provided alternative security for Unitil's benefit, to replace and discharge the mortgage on Seabrook that secured Great Bay's performance of the Unitil PPA. In connection with the amended Unitil PPA, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should Great Bay default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval. Great Bay assigned the Unitil PPA to Great Bay Power Marketing as of January 1, 2003.

  Unitil has an option, expiring November 1, 2005, to extend the Unitil PPA for up to 12 years, until 2022. If Unitil exercises its option to extend the PPA, the purchase price for power for the first year of the extended term, beginning November 1, 2010, will be $65.00 per MW hour (in 1992 dollars) multiplied by a factor that equals the cumulative inflation from October 1992 through October 2010. For the remaining term of the extension, the purchase price will be increased annually by the rate of inflation over the previous year.

  On March 17, 2003, Unitil announced the approval of a contract with Mirant Americas Energy Marketing, LP ("Mirant"), which provided for the sale of Unitil's existing power supply entitlements, including the PPA with Great Bay Power Marketing, effective on May 1, 2003. Great Bay Power Marketing's PPA with Unitil has not been assigned to Mirant. Rather, Unitil has appointed Mirant as their agent for purposes of administering the PPA and Mirant is purchasing Unitil's entitlement under the PPA.

NEPOOL

  Since December 1, 2002, Great Bay Power Marketing has been a member of the New England Power Pool ("NEPOOL") and a party to the Restated NEPOOL Agreement (the "NEPOOL Agreement"). Great
Bay had also been a member of NEPOOL until January 1, 2003. NEPOOL is a voluntary association of companies engaged in the electricity business in New England and its membership is open to all investor-owned, municipal and cooperative electric utilities in New England and other companies that transact business in the region's bulk power market. Certain end users of electricity may also become NEPOOL members. The NEPOOL Agreement imposes certain obligations on its participants concerning generating capacity reserves and the right to use major transmission lines.

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

  The New England Generation Information System (GIS), developed for NEPOOL by APX Inc., enables efficient verification of retail electric supplier compliance with various environmental regulations. This system, which began operations in April 2002, creates a certificate for each MWh of energy generated in or imported into New England and allows the environmental attributes of energy to be bought and sold separately from the energy commodity. Generators supplying environmental information on their units including fuel source and emissions data, may be able to receive a premium for their certificates as retail suppliers go to market to satisfy regulatory requirements including renewable portfolio standards or create clean or low-emissions products. For each MWh generated at the Newport facility, Great Bay Hydro receives a corresponding credit in the NEPOOL GIS.

  New England's independent system operator, ISO New England, Inc. ("ISO-NE"), was established in July 1997 and is responsible for maintaining the safety and reliability of the transmission grid and bulk power market within the NEPOOL region. ISO-NE performs these functions under a services contract with NEPOOL. ISO-NE administers a bid-based wholesale market system in New England that is designed to provide a competitive and efficient generation market through an hourly clearing price mechanism. On March 1, 2003, ISO-NE implemented a revised market system, known as Standard Market Design, which incorporates location-base pricing, congestion management, and day ahead and real time energy markets.

Energy and Utility Regulation

  Great Bay Power Marketing, Great Bay Hydro and Benton Falls are subject to the jurisdiction of the FERC under Parts II and III of the Federal Power Act and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC has the authority to suspend the rates at which Great Bay Power Marketing, Great Bay Hydro and Benton Falls propose to sell power, to allow such rates to go into effect subject to refund and to modify a proposed or existing rate if FERC determines that such rate is not "just and reasonable." FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, account and services and property records.

  Because Great Bay Hydro and Benton Falls are EWG's, and Great Bay and Little Bay were EWG's, these companies are and were not subject to the jurisdiction of the Securities and Exchange Commission ("SEC") under PUHCA. In order to maintain EWG status, Great Bay Hydro and Benton Falls have to, and Great Bay and Little Bay had to, engage exclusively in the business of owning and/or operating all or part of one or more "eligible facilities" and to sell electricity only at wholesale (i.e. not to end users) and activities incidental thereto. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. The term "facility" may include a portion of a facility. The Great Bay Hydro and Benton Falls generating facilities are "eligible facilities." In the case of Great Bay and Little Bay, their combined 15% joint ownership interest in the Seabrook Project constituted an "eligible facility."

  Great Bay Hydro is the licensee for the Clyde River Hydroelectric Project and is subject to the terms and conditions of a FERC operating license, issued November 21, 2003 ("License"). The License incorporates the conditions of a Water Quality Certificate ("WQC") issued by the Vermont Agency of Natural Resources on August 1, 2002, as amended. The License and WQC direct Great Bay Hydro to comply with various requirements, which include operating the project within certain stream flow and water level parameters and installing and operating downstream and upstream fish passage facilities.

  Benton Falls is the licensee for the Benton Falls Hydroelectric Project and is subject to the terms and conditions of a FERC operating license, issued in 1984 ("BF License") and which is effective thru February 2034. The FERC license incorporates the conditions of the Water Quality Certification issued by the Maine Department of Environmental Conservation.

Nuclear Waste Disposal

  In 2002, costs associated with nuclear plant operations included amounts for nuclear waste disposal, including spent fuel, as well as for the ultimate decommissioning of the plants. The liability for the disposal of any low level waste that remained at Seabrook after November 1, 2002 was transferred to FPL Energy Seabrook upon closing.

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

Investment in HoustonStreet

  BayCorp owns shares representing approximately 59.7% of the voting power of all outstanding common shares of HoustonStreet. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States.

  HoustonStreet operates in a very competitive market. Its main competitors are numerous over-the-counter ("OTC") telephone brokers. HoustonStreet believes, however, that it is currently the only online exchange for the OTC physical crude oil and refined products markets. Other online exchanges focus primarily on natural gas, power, and financial crude oil markets such as swaps and options. HoustonStreet is focused primarily on the physical crude oil and refined products markets.

  HoustonStreet's crude oil platform includes several trading floors, organized by grade and location. The platform allows for user-customization where the user specifies which markets should appear together on a floor regardless of grade or location. HoustonStreet's refined products platform includes several trading floors, organized by commodity, pipeline and geographic location. Bids and offers are segmented by trading period (month and cycle) and by grade. In 2004, HoustonStreet had trading volumes of over 128 million barrels of crude oil and refined products with total revenues of approximately $852,500. This represents an increase of approximately 19.6% in barrels traded and a decrease of approximately 3.2% in revenues as compared to 2003. As of December 31, 2004, HoustonStreet had five employees.

EMPLOYEES AND MANAGEMENT

  As of March 24, 2005, BayCorp had seven employees, Great Bay Hydro had one employee, Benton Falls had two employees and HoustonStreet had five employees. Great Bay Power Marketing, BayCorp Ventures, Nacogdoches Power and Nacogdoches Gas had no employees.

  Executive Officers of the Registrant

  The executive officers of BayCorp are:

NAME                          AGE     POSITION
----                          ---     --------
Frank W. Getman Jr             41     Chairman of the Board,
                                      Chief Executive Officer
                                      And President
Anthony M. Callendrello        53     Chief Operating Officer
                                      and Secretary
Patrycia T. Barnard            49     Vice President of Finance
                                      and Treasurer


  Frank W. Getman Jr. has served as Chief Executive Officer and President of the Company since May 1998. Mr. Getman has served as Chairman of the Board since May 2000 and has served as Chief Operating Officer of the Company from September 1996 to March 2000 and Vice President, Secretary and General Counsel of Great Bay from August 1995 to September 1996. Mr. Getman also has served as President and Chief Executive Officer of HoustonStreet since April 1999. From September 1991 to August 1995, Mr. Getman was an attorney with the law firm of Hale and Dorr LLP, Boston, Massachusetts. Mr. Getman holds J.D. and M.B.A. degrees from
Boston  College  and  a  B.A.  in Political  Science  from  Tufts
University.

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

  Patrycia T. Barnard has served as Vice President of Finance and Treasurer of the Company since January 2001. Ms. Barnard served as Director of Accounting since May 1996 and has served as Treasurer since 1998. Ms. Barnard has over 20 years experience in multi-national, corporate accounting and finance. From 1978 until 1993, Ms. Barnard was employed by BTR, Plc., a conglomerate of highly diversified manufacturing companies, most recently as Assistant Controller for Clarostat Mfg. Co. Inc. Ms. Barnard holds an M.B.A and a Masters in Accounting from New Hampshire College. She also holds a B.S. in Business Administration from the University of New Hampshire.

  BayCorp entered into Management and Administrative Services Agreements (the "Services Agreements") with Great Bay Power Marketing, BayCorp Ventures, Great Bay Hydro, Nacogdoches Gas and HoustonStreet in 2004. Under the Services Agreements with Great Bay Power Marketing, BayCorp Ventures, Great Bay Hydro and Nacogdoches Gas, BayCorp provides a full range of management and administrative services, including general management and administration, accounting and bookkeeping, budgeting, human resource services and regulatory compliance. Great Bay Power Marketing was billed $180,000, BayCorp Ventures was billed $27,600, Great Bay Hydro was billed $90,000, and Nacogdoches Gas was billed $20,000 for these services in 2004. Under the Services Agreement with HoustonStreet, BayCorp provides HoustonStreet with administrative, accounting and bookkeeping, budgeting and human resource services. HoustonStreet was billed $30,000 in 2004 for these services. Each Services Agreement has a one-year term and provides for automatic one-year renewals. HoustonStreet entered into a Computer Technology Services Agreement with BayCorp in 2004 to provide BayCorp with computer technology services including software and hardware repairs and updates and server and networking connection issues, as may be required by BayCorp on an as needed basis. BayCorp was billed $30,000 for these services in 2004.

AVAILABLE INFORMATION

  BayCorp does not maintain an Internet address and, therefore, BayCorp's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are not available on a Company Internet website. BayCorp will provide paper copies of the Company's filings free of charge upon request.

ITEM 2.  PROPERTIES.

  Until November 1, 2002, BayCorp's principal assets included its 100% equity interests in Great Bay and Little Bay. In turn, Great Bay's and Little Bay's principal asset was a combined 15% joint ownership interest in the Seabrook Project. On November 1, 2002, BayCorp sold Great Bay's and Little Bay's interest in Seabrook. In December 2002, BayCorp dissolved Great Bay and Little Bay.

  BayCorp currently wholly owns five, and is the majority owner of one, operating subsidiaries. Great Bay Power Marketing purchases and markets power on the open market. Great Bay Hydro, as of April 1, 2004, owns generating facilities that include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, a limited partnership that owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine for approximately $2.2 million. The Company assumed operating responsibility for Benton Falls, the output of which is sold to CMP under a power purchase agreement that expires in December 2007.

  Nacogdoches Power owns the development rights to an approximate 1000 MW natural gas-fired power plant project in Nacogdoches County, Texas, located in east Texas and is pursuing the development of this project with an initial focus on securing gas supply and power offtake contracts.

  Nacogdoches Gas, under agreements with Sonerra Resources Corporation, an independent oil and gas exploration, development and operating company, acquired an approximate 10% working interest (of a 77% net revenue interest) in two producing wells developed by Sonerra in the fourth quarter of 2004. In January 2005, under a separate agreement, Nacogdoches Gas agreed to fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Sonerra directly or indirectly controls approximately 36,000 acres either through leases or as land held by production within a project area in Nacogdoches County in east Texas. Sonerra also has acquired 3D seismic data covering approximately 31,000 acres within the project area, of which 24,000 acres are under lease or held by production directly or indirectly by Sonerra.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of three wells. The net revenue interest in each of the wells being funded by Nacogdoches Gas is 77%, which means that the working interests bear 100% of the operating costs of the wells but receive 77% of the net revenues from the wells with the remaining 23% of the net revenues paid to the lessor and other royalty interests. The first of those wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of February 2005 has produced 95 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005. The third well, Painted Horse, a Rodessa vertical natural gas well, is being developed.

  HoustonStreet,   a  majority  owned  subsidiary   of   BayCorp,
operates HoustonStreet.com, an independent internet-based crude oil and refined products trading exchange.

  As of March 18, 2005, BayCorp's corporate headquarters was located in Portsmouth, New Hampshire, where it occupies approximately 1,000 square feet of leased office space. HoustonStreet's corporate headquarters, also located in Portsmouth, New Hampshire, consists of approximately 1,100 square feet of leased office space. BayCorp's management believes that the corporate headquarters in Portsmouth, New Hampshire meets the current requirements of BayCorp and HoustonStreet and that additional space can be obtained to meet requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

  Following are the reported high and low sales prices of BayCorp common stock ("MWH") on the American Stock Exchange as reported in the Wall Street Journal daily as traded, for each quarter of 2003 and 2004:

                                        HIGH        LOW
                                        ----        ---
            2003
              First Quarter          $14.83         $12.00
              Second Quarter          15.17          12.40
              Third Quarter           14.50          12.90
              Fourth Quarter          14.10          13.05

                                     HIGH            LOW
                                    ----            ---
            2004
              First Quarter          $13.31         $12.81
              Second Quarter          13.28          12.50
              Third Quarter           12.60          11.40
              Fourth Quarter          12.73          12.50


  As of March 24, 2005, the Company had 15 holders of record of its common stock. The Company believes that as of March 24, 2005, the Company had approximately 447 beneficial holders of its common stock. The number of beneficial owners substantially exceeds the number of record holders because many of the Company's stockholders hold their shares in street name. BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

       Equity Compensation Plan Information. The following table provides information about the Company's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2004.



                                                                               (c)
                                                                            Number of
                                                                            securities
                                (a)                                         remaining
                             Number of                                    available for
                             securities                 (b)              future issuance
                            to be issued          Weighted-average         under equity
                           upon exercise              exercise             compensation
                           of outstanding             price of           plans (excluding
                              options,              outstanding             securities
                              warrants           options, warrants         reflected in
Plan Category                and rights              and rights            column (a))
-------------               -----------           ----------------        --------------
Equity compensation
  Plans approved by
  security holders (1)        212,538                  $13.16                524,025
Equity compensation
  plans not approved
by                              N/A                     N/A                    N/A
  security holders
Totals                        212,538                  $13.16                524,025

  (1) Includes the Company's 1996 Stock Option Plan and the 2001 Nonstatutory Stock Option Plan.

  Unregistered Sales of Equity Securities and Use of Proceeds - Share Repurchase Plan. The following table summarizes repurchases of BayCorp stock during the fiscal quarter ended December 31, 2004:


                                                    Total
                                                    Number             Maximum
                                                  of Shares           Number of
                                                 Purchased as        Shares that
                                                   Part of           May Yet Be
                                   Average         Publicly           Purchased
                                    Price         Announced           Under the
                     Shares          Per           Plans or           Plans or
     Period       Repurchased       Share          Programs         Programs (1)
     ------        ----------      -------        ----------       ---------------
  October 2004         --             --              --               100,024
 November 2004         --             --              --               100,024
 December 2004         --             --              --               100,024
     Total             --             --              --               100,024


  (1) On September 29, 2003, the Company announced that its Board of Directors had authorized the repurchase of up to ten percent of its fully diluted common stock on the open market or in negotiated transactions. On

September 15, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to an additional 100,000 shares of its common stock on the open market or in negotiated transactions. The Board of Directors did not establish expiration dates for either of these plans.


ITEM 6.  SELECTED FINANCIAL DATA.

  The following table presents selected financial data of the Company as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements, including the notes thereto, contained elsewhere in this Report.




                             SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                     For  the Years Ended December  31,
                                                     ---------------------------------
                                           2004         2003        2002         2001        2000
                                           ----         ----        ----         ----        ----
STATEMENT OF OPERATIONS DATA:
 Operating Revenues . . . . . .        $ 5,538        $   4,001   $  48,788    $  79,480  $  56,347
 Operating Expenses . . . . . .          9,672            8,948      47,327       58,342     68,518
 Net Income (Loss)  . . . . . .         (2,538)          (4,168)     58,873       20,804    (21,945)
 Weighted Average Shares
     Outstanding - Basic  . . .        585,044        2,421,123   8,387,767    8,341,637  8,293,475
 Weighted Average Shares
     Outstanding - Diluted  . .        585,044        2,421,123   8,671,328    8,556,994  8,293,475
 Basic Net Income (Loss)
  Per share . . . . . . . . . .        $ (4.34)       $   (1.72)  $    7.02    $    2.49  $   (2.65)
 Diluted Net Income (Loss)
  Per share . . . . . . . . . .        $ (4.34)       $   (1.72)  $    6.79    $    2.43  $   (2.65)
 BALANCE SHEET DATA:
 Cash, Cash Equivalents &
  Short Term Investments
  And Restricted Cash . . . . .         12,127            9,969     136,664       17,181     14,109
 Working Capital  . . . . . . .         11,247            8,593     133,852       22,411        283
 Total Assets . . . . . . . . .         14,082           12,904     142,591      173,971    155,355
 Decommissioning Liability  . .             -0-              -0-         -0-      85,523     73,379
 Capitalization:
   Common Equity  . . . . . . .          4,824            8,306     133,975       73,421     51,931
 Total Capitalization . . . . .          4,824            8,306     133,975       73,421     51,931


ITEM   7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  In April 2002, FPL Energy Seabrook, a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2 of Seabrook, for $836.6 million, which included Great Bay's and Little Bay's approximate aggregate 15% ownership share, subject to certain adjustments, with payment deliverable fully in cash at closing. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project. See "Item 1. Recent Developments - Sale of Seabrook."

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

  In October 2002, BayCorp formed two subsidiaries, Great Bay Power Marketing and BayCorp Ventures. Great Bay Power Marketing was created to hold the purchased power agreement that Great Bay had with Unitil and arrange for the power supply to satisfy the agreement. Effective January 1, 2003, Great Bay Power Marketing assumed Great Bay's obligations under that contract which was amended, effective November 1, 2002 to provide for 9.06 MWs of firm (non-unit-specific) power and holds the letter of credit established to secure Great Bay Power Marketing's obligations under the Unitil contract. See "Item 1. Purchased Power Agreements." In December 2002, BayCorp dissolved Great Bay and Little Bay. BayCorp created BayCorp Ventures to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's Tender Offer.

  In September 2003, BayCorp formed Great Bay Hydro, which entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro completed the acquisition and assumed operating responsibility of the generating facilities on April 1, 2004. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. Great Bay Hydro uses the output of the Newport plant as a physical hedge for a portion of BayCorp's contractual obligation to supply 9.06 megawatts to Unitil through 2010. Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities and this amount is reflected in the Company's financial statements. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the FERC on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million, since the receipt of which Great Bay Hydro paid approximately $1.2 million for costs incurred for FERC compliance. The remaining approximately $3.2 million is included in the Company's December 31, 2004 balance sheet as cash. The balance sheet reflects corresponding short-term and long-term liabilities of $719,000 and $2,479,000, respectively, for the estimated remaining cost of FERC compliance.

  In October 2004, BayCorp formed Nacogdoches Power, which acquired the development rights to an approximate 1000 MW natural gas-fired power plant project in Nacogdoches County, Texas, located in east Texas. The project received its air quality permit and its wastewater discharge permit and has options to acquire the land and a number of easements for the plant. The proposed plant site is located near the ERCOT and the Southwest Power Pool high voltage transmission lines as well as a source of cooling water and natural gas lines. Nacogdoches Power is pursuing the development of this project with an initial focus on securing gas supply and power offtake contracts.

  In November 2004, BayCorp formed Nacogdoches Gas, which entered into agreements in the fourth quarter of 2004 with
Sonerra Resources Corporation, an independent oil and gas exploration, development and operating company, acquiring an approximate 10% working interest in two producing wells developed by Sonerra. In January 2005, Nacogdoches Gas entered into an agreement with Sonnera under which Nacogdoches Gas will fund the development of three additional natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells (with the provision that up to 25% of the working interest may be funded and acquired by other parties) and will receive a priority return of 90% of the working interest funded until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  In March 2005, BayCorp formed Great Bay Hydro Maine and Great Bay Hydro Benton. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, a limited partnership which owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine, from The Arcadia Companies for approximately $2.2 million. The Company assumed operating responsibility for Benton Falls, the output of which is sold to CMP under a power purchase agreement that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission.

  BayCorp owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet Exchange, Inc., which developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States. A recapitalization of HoustonStreet was completed in the second quarter of 2004, and as a result, BayCorp's ownership interest in HoustonStreet increased above 50% and BayCorp began consolidating its financial statements with HoustonStreet as of May 1, 2004. Prior to May 1, 2004, BayCorp held a minority interest in HoustonStreet and accounted for HoustonStreet under the equity method. In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company deemed that its investment, HoustonStreet, was not a variable interest entity prior to May 1, 2004 and therefore, the Company did not consolidate HoustonStreet prior to May 1, 2004.

  BayCorp's net losses in 2004 and 2003 were primarily attributable to the cost of purchased power and the non-cash charge to earnings for unrealized losses on its firm forward energy contract exceeding the revenue from that contract. The net income in 2002 was primarily attributable to the gain on sale of the Seabrook assets to FPL Energy Seabrook.

  The following discussion focuses solely on operating revenues and operating expenses that are presented in a substantially consistent manner for all of the periods presented.

  Operating Revenues

  BayCorp's total operating revenues in 2004 were approximately $5,538,000. Total revenues included approximately $4,006,000 generated from Great Bay Power Marketing's long-term power sales contract with Unitil and approximately $82,000 in net revenues from Great Bay Power Marketing's energy commodity trading activity. The gross retail sales volume of such activity was approximately $1,999,600, net of approximately $1,917,600 of related costs of sales. Great Bay Hydro generated 2004 revenues of approximately $628,000 from the sale of electricity and generated revenues of approximately $131,000 from NEPOOL GIS certificates. For each MWh generated at Great Bay Hydro's Newport facility, Great Bay Hydro receives a corresponding credit in the NEPOOL GIS. These credits are available for sale. Great Bay Hydro's Newport certificates qualify for Connecticut Class I renewable status during certain operating periods and in 2004 were sold in the Connecticut energy market. See "Part I. Item I. Business - NEPOOL." Nacogdoches Gas reported 2004 revenues of approximately $62,000 from sales of natural gas and HoustonStreet generated 2004 revenues of approximately $629,000. Consolidated operating revenues in 2003 were approximately $4,001,000 and were derived solely from Great Bay Power Marketing's long-term power sales contract with Unitil.

  The Company realized an average selling price for electricity sold under the Unitil sales contract and from the sale of Great Bay Hydro generation of 5.03 cents per kilowatt hour ("kWh") in 2004 as compared to an average selling price of 5.04 cents per kWh for the twelve months ended December 31, 2003. The Company's cost of power (determined by dividing total operating expenses by kWhs sold during the applicable period) decreased approximately 22.5% to 8.73 cents per kWh in 2004 as compared to 11.26 cents per kWh in 2003. The decrease was primarily the result of increased kWhs sold in 2004 due to additional generation from Great Bay Hydro.

  BayCorp's operating revenues in 2003 were approximately $4,001,000 and were derived solely from the Company's long-term power sales contract with Unitil. Operating revenues in 2002 were approximately $48,788,000 and were primarily from the sale of the Company's share of Seabrook generation. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project. See "Part 1. Item 1. Recent Developments - Sale of Seabrook."

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

  Expenses

  BayCorp's total operating expenses increased approximately $724,000, or 8.1%, to $9,672,000 in 2004 as compared to
$8,948,000 in 2003. The increase was primarily attributable to an increase in unrealized losses on the Unitil PPA, the Company's long-term energy contract. The Unitil PPA meets the definition of a derivative under Statement of Financial Accounting Standards ("SFAS") No. 133. Accordingly, the Company marks this energy contract to market and recognized an unrealized loss of $3,428,000 in 2004 and an unrealized loss of $2,189,000 in 2003.
The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased more significantly in the twelve months ended December 31, 2004 as compared to the same period in 2003 primarily due to increases in the forward prices of natural gas during those periods. In NEPOOL, power generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.

  In  accordance  with  the Emerging Issues Task  Force  ("EITF")
Issue No. 02-03, the inception gain (initial value of $2.1 million) on the energy contract has been deferred and is being recognized over the life of the contract. The Company recognized approximately $263,000 of deferred gain on the Unitil contract in 2004 and in 2003. Operating expenses included approximately $4,058,000 and $3,901,000 for purchased power in 2004 and 2003, respectively. The Company purchased power to satisfy its obligation under its long-term energy contract with Unitil at an average purchase price of 5.10 cents per Kwh in 2004 and 4.93 cents per Kwh in 2003. Administrative and general expenses decreased approximately $534,000, or 19.7%, to $2,171,000 in 2004 as compared to $2,705,000 in 2003. The Company has undertaken numerous cost savings measures that reduced administrative and general expenses in 2004, including relocating its corporate offices to smaller space and reducing headcount in 2003 and reducing the salaries of its President and COO late in the second quarter of 2003 that have reduced administrative and general expenses in 2004. In 2003, the Company incurred administrative and general expenses related to the Tender Offer, the Seabrook sale and other business planning activities, including legal, tax and other professional services. Taxes other than income decreased approximately $283,000, or 68%, to $133,000 in 2004, primarily for Great Bay Hydro property taxes, as compared to $416,000 in 2003, primarily for taxes associated with Seabrook closing costs.

  Interest and dividend income decreased approximately $288,000, or 57.3%, to approximately $215,000 in 2003 as compared to approximately $503,000 in 2002, primarily due to higher average cash balances in 2003.

  Other income increased approximately $877,000, to $1,153,000 in 2004 as compared to $276,000 in 2003. This increase was primarily due to receipt by the Company in 2004 of one-time payments totaling approximately $572,000 following the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in the Seabrook Nuclear Power Plant in November 2002. See "Part I. Item 1. Recent Developments." The Company also received insurance refunds related to its previous ownership in Seabrook of approximately $190,000 in 2004. In 2004, the Company negotiated a final settlement of the remaining accrued liability related to the sale of Seabrook and paid approximately $168,000 in settlement of this liability. As a result of this liability being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $634,000 in 2004. Offsetting these income items, the Company recorded a deduction of $255,000 for a directors and officers liability insurance policy covering claims, including nuclear related claims, for events that may have occurred prior to July 2004. The Company is currently in non-nuclear related energy businesses, and as such, directors and officers liability insurance coverage is available at significantly lower premiums for current operations. Other Income in 2003 was primarily from a distribution representing the Company's share of distributions under mutual insurance company policies associated with Seabrook.

  The Company recognized an extraordinary gain of $278,000 in 2004 upon the consolidation of HoustonStreet. As of May 1, 2004, BayCorp's ownership in HoustonStreet was 59.7%, and in accordance with ARB 51 the Company reconsolidated HoustonStreet. The Company accounted for the reconsolidation of HoustonStreet in accordance with EITF Topic D-84, and accordingly, followed step acquisition accounting. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000, resulting in negative goodwill upon application of step acquisition accounting. See "Part I. Item 1. Recent Developments."

  BayCorp's total operating expenses were approximately $8,948,000 in 2003 and approximately $47,327,000 in 2002.
Included in 2003 operating expenses was approximately $3,901,000 for purchased power. The Company purchased power to satisfy its obligation under its long-term power sales contract with Unitil at an average purchase price of 4.91 cents per Kwh. The Company recognized an unrealized loss of $2,189,400 in 2003. The Company recognized approximately $263,000 of deferred gain on the Unitil contract in 2003. Also included in 2003 operating expenses were approximately $2,705,000 in administrative and general expenses, which included approximately $785,800 in Company salaries and related benefits, $409,600 in non-cash charges for the variable accounting for stock options, and approximately $179,000 for an accrual for estimated payments to Mr. Getman and Mr. Callendrello for achieving certain goals and financial incentives for specific objectives established by the Board under the Company's Key Employee Retention and Incentive Plan. The Company has accrued approximately $411,000 for such incentive payments. Corporate insurance expense was approximately $226,400 in 2003. Legal and other outside services were approximately $1,379,200, primarily for services associated with the Company's Tender Offer, SEC filing requirements and costs associated with new business development efforts. Administrative and general expenses were reduced by approximately $343,700 after receiving these funds in recovery of a previously recorded bad debt. See "Part I.Item 1. Recent Developments - Enron Claim." Taxes other than income were approximately $416,000, primarily for taxes associated with Seabrook closing costs. Operating expenses in 2002 included ten months of Seabrook operating costs in addition to BayCorp corporate expenses.

  Interest and dividend income decreased approximately $380,000, or 43%, to approximately $503,000 in 2003 as compared to approximately $883,000 in 2002, primarily due to higher average cash balances in 2002 and higher earnings on investments available to the Company. Other Income in 2003 was approximately $276,000, primarily from a distribution representing the Company's share of distributions under mutual insurance company policies associated with Seabrook. Other income in 2002 included approximately $59,774,000 from the sale by BayCorp of its ownership interest in Seabrook.

  Net Operating Losses

  At December 31, 2003 and 2004, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $167 million and $188 million, respectively, before limitations. The Company's NOL before limitations at December 31, 2004 includes $167 million attributable to BayCorp and $21 million attributable to HoustonStreet. The Company's federal NOLs will expire during the years ending December 31, 2005 through 2023 if not used to offset future taxable income. An ownership change occurs within the meaning of Internal Revenue Code ("IRC") Section 382 when the ownership percentage of 5% or greater shareholders in a company increases by more than 50% over a three-year period. The Company believes that the Tender Offer in March 2003 and related transactions resulted in a change in ownership of BayCorp within the meaning of IRC Section 382. As such, BayCorp may be precluded from utilizing its federal and state NOLs originating prior to the ownership change. BayCorp estimates that approximately $165 million of its NOL is subject to an annual limitation for purposes of IRC Section 382 of approximately $390,000 per year. As a result of this limitation, all or a portion of BayCorp's federal and state NOLs may expire unused. Additional NOLs and other tax attributes generated subsequent to the Tender Offer may be limited in the event of certain future changes of ownership by significant shareholders. The Company also believes that all or a portion of
HoustonStreet's NOLs may be subject to an IRC Section 382 limitation. Accordingly, all or a portion of HoustonStreet's federal and state NOLs may expire unused.

  The following selected quarterly financial information is unaudited and includes all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of results of operations for such periods (dollars are in thousands, except per share data):




                                                 Quarter Ended
                                                 -------------
                                                                                12-Months
2004                              March     June       September    December      Ended
----                              -----     ----       ---------    --------      -----
Operating Revenues                $1,034   $1,443       $1,442      $1,619       $5,538
Operating Loss                    (2,162)    (891)        (705)       (376)      (4,134)
Net Income (Loss)                 (2,098)      95         (250)       (285)      (2,538)
Earnings (Loss)
  per share of common
  stock - basic and
  diluted                         ($3.33)   $0.16       ($0.45)     ($0.51)      ($4.34)
2003
----
Operating Revenues                  $991     $996       $1,007      $1,007       $4,001
Operating Loss                    (2,171)    (317)        (931)     (1,528)      (4,947)
Net Income (Loss)                 (1,762)      35         (936)     (1,505)      (4,168)
Earnings (Loss)
  per share of common
  stock - basic and
  diluted                         ($0.22)   $0.05       ($1.45)     ($2.33)      ($1.72)
2002
----
Operating Revenues               $15,368   10,126      $15,559      $7,735      $48,788
Operating Income (Loss)            3,672   (1,999)       4,656      (4,868)       1,461
Gain on Sale of Seabrook               -        -            -      59,774       59,774
Net Income (Loss)                  3,644   (1,723)       4,831      52,121       58,873
Earnings (Loss) per
  share of  common
  stock - basic                    $0.43   ($0.20)       $0.58       $6.21        $7.02
Earnings (Loss) per
  share of common
  stock - diluted                  $0.43   ($0.20)       $0.55       $5.94        $6.79


  On  November  1,  2002,  the Company closed  the  sale  of  its interests in Seabrook and received cash consideration of approximately $113 million for its interests in the Seabrook Project. The Company realized a gain on the sale of its Seabrook assets of approximately $60 million, or $7.12 and $6.81 per basic and diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  BayCorp's long-term energy sales contract with Unitil and the sale of electricity generated at Great Bay Hydro were the primary sources of operating revenues in 2004. The cash generated from these activities was not sufficient to meet the Company's ongoing cash requirements in 2004. The Company sold power under the Unitil PPA in 2004 at 5.04 cents per kWh and incurred purchased power costs at an average purchase price of 5.10 cents per
kWh. The average selling price for electricity generated by Great Bay Hydro was 5.01 cents per kWh. As of December 31, 2004, the Company had approximately $9,627,000 in cash and cash equivalents and $2,500,000 in restricted cash.

  The Company had a net loss in 2004 of approximately $2,538,000. There was a non-cash charge for an unrealized loss on the mark-to-market of the Unitil PPA of approximately $3,428,000 and a non-
cash   recognition  of  deferred  gain  on  the  Unitil  PPA   of
approximately $263,000. The value of this contract is based on current projections of power prices over the life of the
contract.   Forward power prices increased during 2004  primarily
due  to  increases  in the forward price of natural  gas.   Power
generating plants that use natural gas as a fuel source are increasingly on the margin and therefore are setting the forward price of power in NEPOOL. Accordingly, the price of power in
NEPOOL  is  highly dependent on the price of natural gas.   Other
non-cash charges included compensation expense of approximately $172,000 for the variable accounting of certain employee stock options. The Company also recognized a non-cash extraordinary gain of $278,000 in 2004 upon the consolidation of HoustonStreet as of May 1, 2004.

  An increase in accounts receivable in 2004 of approximately $207,000 was primarily attributable to accounts receivable at Great Bay Hydro and Nacogdoches Gas, both of which were new companies created in 2004, and HoustonStreet accounts receiveable of approximately $122,000 which are reflected in the Company's statements as a result of the consolidation of HoustonStreet in 2004. See "Part I. Item I. Recent Deveopments - HoustonStreet."

  A decrease of approximately $2,027,000 in prepaids and other assets was primarily attributable to the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in Seabrook in November 2002. The Company received approximately $572,000 in 2004 relative to the termination of these accounts and, as a result of the total liability being settled for less than the Company had previously estimated and accrued for, these accounts were reduced by approximately $939,000. In addition, there was a reduction in the deposit required by NEPOOL in 2004 of approximately $990,000. The decrease in prepaids and other assets was also attributable to a reduction of approximately $91,000 in prepaid insurance costs. The Company was able to reduce its annual premium for directors and officers liability insurance by approximately 74% in 2004 because the the Company is currently in non-nuclear related energy businesses, and as such, directors and officers liability insurance coverage is available at significantly lower premiums for current operations.

  A decrease in accounts payable and accrued expenses of approximately $221,000 was primarily attributable to the timing of purchased power payments by Great Bay Power Marketing. As a result of a change in NEPOOL policy, purchased power payments from Great Bay Power Marketing to NEPOOL were due weekly as of July 15, 2004, whereas prior to that date they had been due and payable on a monthly basis.

  The Company recorded a net increase in miscellaneous and other liabilities of 1,448,000 in 2004. This increase was due in part to the cash settlement the Company received in 2004 from Citizens. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million. After receipt of these funds, Great Bay Hydro paid approximately $1.2 milllion for costs incurred in 2004. The remaining approximately $3.2 million is included in the Company's balance sheet as cash along with corresponding short-term and long-term liabilities of $718,000 and $2,479,000, respectively, for the estimated remaining cost of FERC compliance. See "Part
I. Item 1. Recent Developments - Great Bay Hydro." Other liabilites were also reduced by approximately $1,741,000 as a result of the final reconciliation and termination of certain escrow accounts that had been funded for potential closing adjustments and other costs specific to the Company's sale of its interests in Seabrook in November 2002 being settled for less than the Company had previously estimated and accrued.

  Cash   flows  from  investing  activities  included   cash   of
approximately $393,000 recorded upon the consolidation of HoustonStreet. See "Part I. Item 1. Recent Developments - HoustonStreet." Investing activities in 2004 also included $45,000 paid by the Company's subsidiary, Nacogdoches Power, to acquire development rights to an approximate 1000 MW natural gas-fired power plant project in Nacogdoches County, Texas. In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra under which Nacogdoches Gas acquired an approximate 10% working interest in two natural gas and oil producing wells for approximately $690,000.

  During 2004, the Company repurchased 88,551 shares of its common stock for approximately $1,157,000, at an average per share price of approximately $13.06. The Company received approximately $41,000 from the exercise of employee stock options in 2004.

  The  Company's contractual obligations as of December 31,  2004 were as follows:




                                                                            More
  Contractual                    Less Than     1-3           3-5            Than
  Obligations         Total      One Year     Years         Years          5 Years
  -----------         -----      --------     -----         -----           -----
  Office Space
  Lease              $8,800       $8,800        0             0               0



  Following the sale of Seabrook in the fourth quarter of 2002 and the completion of the Company's Tender Offer in the first quarter of 2003, the Company evaluated and pursued energy-related investment opportunities. The Company continues to focus on the acquisition of energy-related assets.

  BayCorp has continued to seek to acquire either complete or partial ownership interests in electric generating facilities. This is an area where BayCorp has a solid understanding of the market and the value of and risks related to those assets. There are also a large number of generating assets that have been offered or are currently being offered for sale. These plants consist of both merchant and contracted facilities using a variety of fuels and located both domestically and internationally. There is, however, substantial competition for the acquisition of these assets, with a number of new participants entering the market, including private equity funds, hedge funds, insurance companies, Canadian income funds and investment banks. The Company remains focused on pursuing opportunities and assets that it believes will provide a return to stockholders commensurate with the risks.

  Generally, BayCorp has targeted the following operating assets: (1) merchant plants in regions with developed wholesale power markets such as New England, New York, PJM and Texas, (2) international assets that have stable, long-term off-take contracts, and (3) merchant or contracted renewable assets. BayCorp is also pursuing other energy-related investments including development of new power generation facilities and hydrocarbon (natural gas and oil) reserves and the further development of HoustonStreet, its online trading platform.

  BayCorp's first acquisition following its sale of Seabrook was the acquisition through Great Bay Hydro of the Vermont generating plants owned by the Vermont Electric Division of Citizens. The generating facilities include an operating hydroelectric facility of approximately 4 MWs located in Newport, Vermont, diesel engine generators totaling approximately 7 MWs located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. Great Bay Hydro assumed operating responsibility for these facilities on April 1, 2004 and is using the output of the Newport plant as a physical hedge for a portion of BayCorp's contractual obligation to supply
9.06 megawatts to Unitil through 2010.

  Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities, and this amount is reflected in the Company's financial statements. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the FERC on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million, since the receipt of which Great Bay Hydro paid approximately $1.2 million for costs incurred as of December 31, 2004 for FERC compliance. The remaining approximately $3.2 million is included in the Company's December 31, 2004 balance sheet as cash. The balance sheet reflects corresponding short-term and long-term liabilities of $719,000 and $2,479,000, respectively, for the estimated remaining cost of FERC compliance. The Company expects to complete the requirements of FERC license within those amounts.

  The Company formed Nacogdoches Power in 2004, and thru this subsidiary, acquired the development rights to the Sterne Power project in the town of Sacul in Nacogdoches County, Texas. The Sterne project was inititally designed and has been permitted as a nominal 1000 MW plant. The project received its air quality permit in December 2002, and the air quality permit currently is effective through December 7, 2005. An additional eighteen-month extension to the permit may be requested by Nacogdoches Power. The wastewater discharge permit is currently effective through August 1, 2006. The project has an option to purchase the land for the project and options to acquire easements for transmission lines and/or gas pipelines. Those options have varying expiration dates in 2005 and 2006 and are either being extended or exercised. Nacogdoches Power is currently evaluating the plant configuration. Further, Nacogdoches Power is seeking to enter into power offtake contracts, although none have been executed. A schedule for the development of the project has not been established. The total cost of the Sterne project will depend on the final plant design and will require substantial additional financing. The amount and type of any such financing has not been determined.

  As part of its efforts to secure a natural gas supply for the Sterne Power project, the Company determined that significant natural gas and oil exploration and production activities were being carried out in Nacogdoches County, Texas near the location of the Sterne Power project. It was through this process that the Company identified the oil and gas development opportunity with Sonerra.

  The Company formed Nacogdoches Gas in 2004, and in the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement dated January 7, 2005 with Sonerra, under which Nacogdoches Gas will fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells (with the provision that up to 25% of the working interest may be funded and acquired by other parties) and will receive a priority return of 90% of the working interest funded until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  Sonerra directly or indirectly controls approximately 36,000 acres either through leases or as land held by production within a project area in Nacogdoches County in east Texas. Sonerra also has acquired 3D seismic data covering approximately 31,000 acres within the project area, of which 24,000 acres are under lease or held by production directly or indirectly by Sonerra.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of three wells. The net revenue interest in each of the wells being funded by Nacogdoches Gas is 77%, which means that the working interests bear 100% of the operating costs of the wells but receive 77% of the net revenues from the wells with the remaining 23% of the net revenues paid to the lessor and other royalty interests. The first of those wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of February 2005 has produced 95 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005. The third well, Painted Horse, a Rodessa vertical natural gas well, is being developed.

  Under the terms of the January 7, 2005 agreement as amended, Sonerra will sequentially present five additional sets of three well prospects to Nacogdoches Gas. Upon the presentation of a set of three well prospects, Nacogdoches Gas, at its option, may proceed with the development of those three well prospects. Should Nacogdoches Gas decide not to proceed with the development of any given set of three well prospects, its right to participate in future well sets terminates.

  The total cost of an individual well typically ranges from $2.0 million to $3.5 million and includes the acquisition of leases for the land, the drilling and completion of the wells and the construction of extensions of the gas gathering system. The total cost depends on the type of well, the amount of land required for the production unit, the length of gas gathering pipeline and the completion technique.

  Other exploration and production companies are operating in Nacogdoches County and may seek to acquire land in or near the project area being developed by Sonerra and Nacogdoches Gas.
Nacogdoches Gas has no employees.

  Various federal, state and local laws relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact the development of oil and gas wells and their costs. These laws and regulations govern, among other things, emissions to the atmosphere, discharges of pollutants into the waters of the United States, underground injection of waste water, the generation, storage, transportation and disposal of waste materials and the protection of public health, natural resources and wildlife. The anticipated costs of development of oil and natural gas wells by Nacogdoches Gas and Sonerra includes funding for the measures necessary to meet environmental compliance requirements and no additional environmental compliance costs are anticipated.

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 Convertible Note and a Pledge Agreement with Sloan Group Ltd., a Bahamas corporation. The debt, which accrues interest at 8% per annum and is due and payable in full on December 15, 2005, is convertible by the Sloan Group at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the Note) into shares of BayCorp's common stock, $.01 par value at a price of $14.04 per share. The Note does not allow BayCorp to prepay the debt and provides for a 2% premium on the interest rate in the event of a default. Payment of the Note may be accelerated in the event of a material event of default, which is customary for this type of financing.

  In  addition  to BayCorp, the borrowers under the Note  include the following subsidiaries of BayCorp: GBH Maine, GBH Benton, Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power and Nacogdoches Gas. As security for the Note, the borrowers entered into the Pledge Agreement with the Sloan Group. Under the Pledge Agreement, BayCorp pledged its equity interests in GBH Maine and Nacogdoches Gas to the Sloan Group, GBH Maine pledged its equity interests in GBH Benton and Benton Falls to the Sloan Group, GBH Benton pledged its equity interests in Benton Falls to the Sloan Group, and Nacogdoches Gas, GBH Maine and GBH Benton pledged to the Sloan Group any equity interest that they may obtain in other entities while the debt is outstanding.

  BayCorp  used  proceeds  from  the  financing  to  finance  the acquisition  of  Benton Falls by GBH Maine  and  GBH  Benton  and
intends to use proceeds from the financing to continue the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra and for other strategic and general corporate purposes.

  In March 2005, BayCorp formed GBH Maine and GBH Benton. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, a limited partnership that owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine from The Arcadia Companies for approximately $2.2 million. The Company assumed operating responsibility for Benton Falls, the output of which is sold to CMP under a power purchase agreement that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission.

  The Company intends to pursue investments that will require additional equity or debt financing. The Company believes that such financing is available, but there can be no assurance that the Company would be successful in obtaining such financing. If the Company is not successful in obtaining additional financing, the Company may not be able to pursue certain investment alternatives. In such a case, the Company may be limited to opportunities that it can pursue given its current resources. The Company believes that its current cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and Benton Falls, and the proceeds from the sale of natural gas by Nacogdoches Gas, will be sufficient to enable the Company to meet the anticipated cash requirements of its current operations in 2005. If the Company is unsuccessful in identifying and making additional investments, the Company may pursue alternative strategies, including sale of the Company or its assets, or deregistration.

  The Company filed its 2002 tax return in September 2003 and requested a refund of approximately $941,000 from the State of New Hampshire for overpayment of 2002 state income taxes. The State of New Hampshire Department of Revenue Administration ("NHDRA") began an examination of the Company's 2000, 2001 and 2002 tax returns in December 2003. Given the uncertainty as to the outcome of the audit, the Company did not record the requested refund as of December 31, 2003. The audit was concluded in January 2005. A settlement was reached between the Company and the NHDRA in February 2005 and the Company received a refund of $225,000 in Feburary 2005 which it will record as income during 2005.

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

  Business Opportunities and Development. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company has evaluated and pursued energy-related investment opportunities, has focused on the acquisition of natural gas and oil, electric generating assets and other energy-related investments and is considering the further development of HoustonStreet. There can be no assurance that the Company will be able to identify business opportunities that it believes to be attractive, or that it will be successful in pursuing any such opportunities, in view of factors that include competition for the acquisition of assets, the fact that many energy-related activities are subject to government regulatory requirements, the Company's limited resources and the need to obtain debt or equity financing in order to pursue certain opportunities.

  History  of Losses. BayCorp reported operating losses  in  2004 and  in  2003  and reported operating income for 2002  and  2001.
Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

  Liquidity Need. As of December 31, 2004, BayCorp had approximately $12.1 million in cash and cash equivalents, restricted cash and short-term investments. On March 15, 2005, BayCorp closed a $10.25 million convertible debt financing with Sloan Group Ltd. The debt, which accrues interest at 8% and is due on December 15, 2005, is convertible at any time between November 15, 2005 and December 15, 2005 into shares of the Company's common stock at a price of $14.04 per share. BayCorp used proceeds from the financing to finance the acquisition of Benton Falls by GBH Maine and GBH Benton and intends to use proceeds from the financing to continue the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra and for other strategic and general corporate purposes. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and Benton Falls, and from the sale of natural gas and oil by Nacogdoches Gas, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements in 2005. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

  Purchased  Power  Price  Risk.  The  price  of  electricity  is subject to fluctuations resulting from changes in supply and demand. The Company is party to a purchased power contract with Unitil that provides for Great Bay Power Marketing to sell to Unitil 9.06 MWs at $50.34 per MWh. The Unitil PPA continues through October 31, 2010, and Unitil has an option, expiring November 1, 2005, to extend the Unitil PPA for up to 12 years until 2022. The Company must purchase power to meet its obligation under the PPA. The prices at which Great Bay Power Marketing must purchase its power supply could increase significantly from current levels.

  Extensive Government Regulation of Electric Energy Industry. The electric energy industry is subject to extensive regulation by federal and state agencies. Great Bay Power Marketing, Great Bay Hydro and Benton Falls are subject to the jurisdiction of the FERC and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records. The Sterne Power project is subject to the terms of its environmental permits. The Sterne Power project currently has an air quality permit and wastewater discharge permit issued by the Texas Commission on Environmental Quality. Additional environmental permits will be required prior to the start of operation of the project. In addition, prior to operation of the Sterne Power project, Nacogdoches Power will seek designation by FERC as an EWG.

  Extensive Government Regulation of Oil and Gas Industry. There are numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. The following are some specific regulations that may affect oil and gas activities. The impact of these or future legislative or regulatory initiatives cannot be predicted.

  Federal Energy Bill. After failing to pass legislation in 2003 and 2004, Congress is currently considering a new energy bill. The potential effect of this legislation is unknown, but it may include certain tax incentives for oil and gas producers and changes in the federal regulatory framework.

  Federal Regulation of Natural Gas. The interstate transportation and certain sales for resale of natural gas, including transportation rates charged and various other matters, is subject to federal regulation by FERC. Federal wellhead price controls on all domestic gas were terminated on January 1, 1993, so gathering systems are currently not subject to FERC regulation. The impact of future government regulation on any natural gas facilities cannot be predicted. Although FERC's regulations should generally facilitate the transportation of gas produced from producing properties and the direct access to end-user markets, the future impact of these regulations on marketing production or on gas transportation business cannot be predicted. BayCorp and its subsidiaries, however, should not be affected differently than competing producers and marketers.

  Federal Regulation of Oil. Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. Under rules adopted by FERC effective January 1995, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances.

  State Regulation. Oil and gas operations are subject to various types of regulation at the state and local levels. Such regulation includes requirements for drilling permits, the method of developing new fields, the spacing and operations of wells, and waste prevention. The production rate may be regulated and the maximum daily production allowable from oil and gas wells may be established on a market demand or conservation basis. These regulations may limit production by well and the number of wells that can be drilled. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the state's administrative authority charged with regulating pipelines. The rates that can be charged for gas, the transportation of gas, and the construction and operation of such pipelines would be subject to the regulations governing such matters. Certain states have recently adopted regulations with respect to gathering systems, and other states are considering similar regulations. Whether new regulations will be adopted or, if adopted, the effect these rules may have on gathering systems cannot be predicted.

  Federal, State or Native American Leases. Operations on federal, state or Native American oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

  Environmental Regulations. Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact operations and costs. These laws and regulations govern, among other things, emissions to the atmosphere, discharges of pollutants into waters of the United States, underground injection of waste water, the generation, storage, transportation and disposal of waste materials, and protection of public health, natural resources, and wildlife. These laws and regulations may impose substantial liabilities for noncompliance and for any contamination resulting from operations and may require the suspension or cessation of operations in affected areas. To date, BayCorp has not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on BayCorp's consolidated financial position or results of operations. BayCorp is committed to environmental protection and believes that it is in substantial compliance with applicable environmental laws and regulations. There are no known issues that have a significant adverse effect on the permitting process or permit compliance status of any of its facilities or operations. BayCorp expects that it will make expenditures in efforts to comply with environmental regulations and requirements. These costs are considered a normal, recurring cost of ongoing operations and not an extraordinary cost of compliance with government regulations.

  Risks Related to HoustonStreet. HoustonStreet's revenues depend on continued and expanded use of Internet-based wholesale energy trading platforms. Electronic trading of wholesale energy may not achieve widespread market acceptance or emerge as a sustainable business. In addition, HoustonStreet will need to enhance trading liquidity in order to increase and sustain revenues. As a technology dependent business, HoustonStreet's business could suffer due to computer or communications systems interruptions or failures, technological change or adverse competitive developments. Further, as electronic commerce evolves, federal, state and foreign agencies could adopt regulations covering issues such as user privacy, content and taxation of products and services. If enacted, government regulations could materially adversely affect HoustonStreet's business. Although HoustonStreet currently is not aware that it infringes any other patents, it is possible that HoustonStreet's technology infringes patents held by third parties. If HoustonStreet were to be found infringing, the owner of the patent could sue HoustonStreet for damages, prevent HoustonStreet from making, selling or using the owner's patented technology or could impose substantial royalty fees for those privileges. If any of the foregoing risks materialize, or other risks develop that adversely affect HoustonStreet, or if HoustonStreet fails to grow its revenues and net income, BayCorp could lose all of the value of its investment in HoustonStreet.

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

  Decommissioning

  Great Bay and Little Bay recognized a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2004 and 2003, the decommissioning liability was $0 as a result of the sale of Seabrook and FPL Energy Seabrook's assumption of all decommissioning liability on November 1, 2002. Great Bay and Little Bay accreted their share of the Seabrook Project's decommissioning liability. The accretion was a non-cash charge and recognized their liability related to the closure and decommissioning of the nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $0, $0 and $4,105,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

  Stock Options

  The   Company  accounts  for  its  stock  option  plans   under
Accounting Principles Board Opinion No. 25 and related interpretations for options issued prior to 2003, and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. The Company recorded compensation expense related to these options. On August 14, 2002, the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Awards under the Company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

 In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company recorded compensation expense related to contingent and repriced options of $0, $77,000 and $2,467,700 for 2004, 2003 and 2002,
respectively.

  In April 2003 and July 2003, the Company issued 132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense in 2004 and 2003 of $172,000 and $153,000, respectively, for these options.

  In December 2004, HoustonStreet issued 25,000 options to its President under the 1999 plan. The options were granted in three tranches with exercise prices of $6.47, $12.95 and $25.89. The options vest monthly over a 3-year period. HoustonStreet did not record a charge with respect to these options in accordance with APB No. 25, as the fair market value of HoustonStreet common stock was equal to or less than each of the exercise prices.

  Principles of Consolidation

  BayCorp's Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. Until November 1, 2002, the Company had a 15% joint ownership interest in Seabrook. The Company recorded in its financial statements its proportional share of Seabrook's assets, liabilities and expenses. In November 2004, BayCorp formed Nacogdoches Gas, which acquired an approximate 10% working interest in two natural gas and oil producing wells in the fourth quarter of 2004. The Company recorded in its financial statements its proportional share of well revenues and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated.
All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

 In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company deemed that its investment, HoustonStreet , was not a variable interest entity. Therefore, prior to May 1, 2004 and when BayCorp held a minority interest in HoustonStreet, the Company accounted for HoustonStreet under the equity method. A recapitalization of HoustonStreet was completed effective May 1, 2004, and as a result, BayCorp's ownership interest in HoustonStreet increased above 50%. As a result of this recapitalization, BayCorp began consolidating HoustonStreet as of May 1, 2004.

  Energy Marketing

  Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception or as a hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value with changes in fair value recorded in earnings. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK.

Commodity Price Risk

  Great Bay Power Marketing is a party to the Unitil PPA, which as amended, provides for the sale of 9.06 MWs of power to Unitil at $50.34 MWh through October 31, 2010. Unitil has an option, which expires November 1, 2005, to extend the Unitil PPA for up to 12 years, from November 1, 2010 through October 30, 2022. See "Item 1. Purchased Power Agreements." Great Bay Power Marketing purchases power to meet its obligation under this contract and, as such, is exposed to market price fluctuations for the price of power.

  The Unitil PPA was entered into for purposes other than trading and is subject to commodity price risk. The prices of electricity are subject to fluctuations resulting from changes in supply and demand. In 2004, Great Bay Power Marketing tracked market exposure on its forward firm energy contract in a mark-to-market model that is updated daily with current market prices and is reflected in the Company's balance sheet. The positive, or negative, value of the forward firm power commitment represents an estimation of the gain, or loss, that Great Bay Power Marketing would have experienced if open firm commitments were covered at then-current market prices. Great Bay Power Marketing had unrealized losses in 2004 and 2003 of approximately
$3,427,000 and $2,180,000, respectively, on its forward firm energy contract.

  The Company does not purchase derivative commodity instruments to hedge its exposure to the commodity price risk. The generation and sale of electricity by Great Bay Hydro of approximately 4 megawatts functions as a physical hedge against the commodity risk.

  The following table provides information about the Company's forward firm energy contract that is subject to changes in commodity prices, showing the fair value of the contract as of December 31 2004, 2003 and 2002 and the unrealized gain or loss for the last three fiscal years.


                           2004       2003        2002
                           ----       ----        ----
                              (Dollars in thousands)
                               -------------------
   Fair Value (12/31)    ($3,424)    $    3       $2,183
   Unrealized Gain       ($3,427)   ($2,180)      $  115
   (Loss)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Financial statements and supplementary data are presented in
Part IV, Item 15 of this Report.

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

ITEM 9B. OTHER  INFORMATION.

  Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Directors. The information with respect to directors required under this item is incorporated by reference to the section captioned "Election of Directors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held on May 17, 2005.

  (b) Executive Officers. The information with respect to executive officers required under this item is incorporated by reference to Part I, Item 1 of this Annual Report on Form 10-K.

  (c) Audit Committee and Audit Committee Financial Expert. The information with respect to the registrant's audit committee required under this item is incorporated by reference to the section captioned "Report of the Audit Committee" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 17, 2005.

  (d) Code of Ethics. The information with respect to the registrant's adoption of a Code of Ethics required under this disclosure is incorporated by reference to the section captioned "Code of Business Conduct" in the Company's Proxy Statement with respect to the Annual Meeting of Shareholders to be held on May 17, 2005.

ITEM 11.  EXECUTIVE COMPENSATION.

 The information required under this item is incorporated herein by reference to the section entitled "Election of Directors - Compensation of Directors," "-Executive Compensation," "-Employment Agreements," "-Report of the Compensation Committee" and "-Stock Performance Graph" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 17, 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT AND      RELATED STOCKHOLDER MATTERS.

 The information required under this item is incorporated herein by reference to Part II, Item 5. of this Annual Report on Form 10-K and the section entitled " -Security Ownership of Certain
Beneficial   Owners  and  Management"  in  the  Company's   Proxy
Statement  with respect to the Annual Meeting to be held  on  May
17, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement with respect to the Annual Meeting to be held on May 17, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 The information required under this item is incorporated herein by reference to the section entitled "Matters Relating to the Independent Auditors" in the Company's Proxy Statement with respect to the Annual Meeting of Stockholders to be held May 17, 2005.

                             PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

                          INDEX TO FINANCIAL STATEMENTS

                             BAYCORP HOLDINGS, LTD.




                                                                            PAGE
                                                                            ----
    Report of Independent Registered Public Accounting Firm  . . . . .      F-1
    Consolidated Balance Sheets as of December 31, 2004 and 2003 . . .      F-2
    Consolidated Statements of Operations and Comprehensive
      Income (Loss) - Years Ended December 31, 2004,
      December 31, 2003 and December 31, 2002  . . . . . . . . . . . .      F-3
    Consolidated Statements of Changes in Stockholders' Equity
      - Years Ended December 31, 2004, December 31, 2003 and
      December 31, 2002  . . . . . . . . . . . . . . . . . . . . . . .      F-4
    Consolidated Statements of Cash Flows
      - Years Ended December 31, 2004, December 31, 2003 and
      December 31, 2002  . . . . . . . . . . . . . . . . . . . . . . .      F-5
    Notes to Consolidated Financial Statements . . . . . . . . . . . .      F-6


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders of
BayCorp Holdings, Ltd.

  We have audited the accompanying consolidated balance sheets of BayCorp Holdings, Ltd. (a Delaware corporation) and its subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income
(loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BayCorp Holdings, Ltd. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                  VITALE, CATURANO & COMPANY LTD.

Boston, Massachusetts
February 11, 2005,
(except for certain matters discussed in Footnotes 1 and 8 as to which the date is March 16, 2005.)

                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                        DECEMBER 31,    DECEMBER 31,
                                                            2004            2003
                                                            ----            ----
                                       ASSETS:
Current Assets:
  Cash & Cash Equivalents . . . . . . . . . . . . . . .    $ 9,627         $ 7,469
  Accounts Receivable, net  . . . . . . . . . . . . . .        639             339
  Prepayments & Other Assets  . . . . . . . . . . . . .         83           1,085
                                                           -------         -------
          Total Current Assets  . . . . . . . . . . . .     10,349           8,893
Long Term Assets:
  Restricted Cash -  Escrow . . . . . . . . . . . . . .      2,500           2,500
  Unrealized Gain on Energy Contract -                           -               3
   at market  . . . . . . . . . . . . . . . . . . . . .
  Intangible Asset  . . . . . . . . . . . . . . . . . .         45               -
  Gas and Oil Properties, net . . . . . . . . . . . . .        670               -
  Other Long Term Assets  . . . . . . . . . . . . . . .        518           1,508
                                                           -------         -------
       Total Other Assets . . . . . . . . . . . . . . .      3,733           4,011
          Total Assets  . . . . . . . . . . . . . . . .    $14,082         $12,904
                                                           =======         =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses . . . . . . . .    $   769         $   965
  Accrued Taxes . . . . . . . . . . . . . . . . . . . .         92              95
  Other Current Liabilities . . . . . . . . . . . . . .        741           1,740
                                                           -------         -------
     Total Current Liabilities  . . . . . . . . . . . .      1,602           2,800
Long Term Liabilities & Deferred Credits
  Deferred Gain on Energy Contract  . . . . . . . . . .      1,534           1,798
  Unrealized Loss on Energy Contract -
   at market  . . . . . . . . . . . . . . . . . . . . .      3,424               -
  Long Term Liability . . . . . . . . . . . . . . . . .      2,479               -
  Minority Interest in Subsidiary . . . . . . . . . . .        219               -
Commitments & Contingencies
Stockholders' Equity:
  Preferred stock, $0.01 par value
     Authorized - $1,000,000 shares; Issued and
      Outstanding - 0 shares                                     -               -
  Common stock, $0.01 par value
     Authorized - 4,000,000 shares; Issued and
     Outstanding -       557,945 and 641,937
     shares, respectively  . . . . . . . . . . . . . . .         6               6
  Additional Paid-in Capital                               (21,475)        (20,531)
  Accumulated Earnings . . . . . . . . . . . . . . . . .    26,293          28,831
                                                           -------         -------
       Total Stockholders' Equity  . . . . . . . . . . .     4,824           8,306
        Total Liabilities and Stockholders' Equity . . .   $14,082         $12,904
                                                           =======         =======

  (The accompanying notes are an integral part of these consolidated financial statements.)


                             BAYCORP HOLDINGS, LTD.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 2004         2003        2002
                                                 ----         ----        ----
Operating Revenues . . . . . . . . . . . . . .  $ 5,538    $   4,001   $  48,788
Operating Expenses:
  Production . . . . . . . . . . . . . . . . .       93            0      21,089
  Transmission . . . . . . . . . . . . . . . .       33            0         845
  Purchased Power  . . . . . . . . . . . . . .    4,058        3,901       4,706
  Unrealized (Gain) Loss on Firm Energy
     Trading Contracts . . . . . . . . . . . .    3,165        1,926        (115)
  Administrative & General . . . . . . . . . .    2,171        2,705      11,616
  Depreciation, Depletion & Amortization . . .       19            0       3,134
  Decommissioning Cost Accretion . . . . . . .        0            0       4,105
  Decommissioning Trust Fund Income  . . . . .        0            0      (1,133)
  Taxes Other than Income  . . . . . . . . . .      133          416       3,080
                                                -------    ---------    --------
     Total Operating Expenses  . . . . . . . .    9,672        8,948      47,327
Operating Income (Loss)  . . . . . . . . . . .   (4,134)      (4,947)      1,461
Other Income:
  Interest and Dividend Income . . . . . . . .     (215)        (503)       (883)
  Gain on Sale of Seabrook Asset . . . . . . .        0            0     (59,774)
  Other Deductions (Income)  . . . . . . . . .   (1,153)        (276)         45
                                                -------    ---------   ---------
     Total Other Income  . . . . . . . . . . .   (1,368)        (779)    (60,612)
Income (Loss) Before Income Taxes,
    Minority Interest and Extraordinary
    Item . . . . . . . . . . . . . . . . . . .   (2,766)      (4,168)     62,073
Provision for Income Taxes . . . . . . . . . .      (19)           0      (3,200)
Minority Interest Expense  . . . . . . . . . .      (31)           -           -
                                                -------    ---------   ---------
Net Income (Loss) before Extraordinary
  Item . . . . . . . . . . . . . . . . . . . .   (2,816)      (4,168)     58,873
Extraordinary Item - Gain on Consolidation
  of Subsidiary, net of tax  . . . . . . . . .      278            -           -
                                                -------    ---------   ---------
Net Income (Loss)  . . . . . . . . . . . . . .   (2,538)      (4,168)     58,873
Other Comprehensive Income, net of tax  . . . .       0            0         223
                                                -------    ---------   ---------
Comprehensive Income (Loss) . . . . . . . . . . $(2,538)     $(4,168)  $  59,096
                                                =======    =========   =========
Weighted Average Shares Outstanding
  - Basic . . . . . . . . . . . . . . . . . . . 585,044    2,421,123   8,387,767
Weighted Average Shares Outstanding
  - Diluted . . . . . . . . . . . . . . . . . . 585,044    2,421,123   8,671,328
Basic Net Income (Loss) per Share
  before Extraordinary Item . . . . . . . . . .  $(4.81)      $(1.72)      $7.02
Diluted Net Income (Loss) per Share
  before Extraordinary Item . . . . . . . . . .  $(4.81)      $(1.72)      $6.79
Basic and Diluted Net Income Per Share -
  Extraordinary Item  . . . . . . . . . . . . .  $ 0.47            -           -
Basic Net Income (Loss) per Share . . . . . . .  $(4.34)      $(1.72)      $7.02
Diluted Net Income (Loss) per Share . . . . . .  $(4.34)      $(1.72)      $6.79


  (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                         COMMON STOCK,
                           $0.01 PAR
                             VALUE
                                                                         ACCUMU-
                       ISSUED     ISSUED                      ADDI-      LATED    RETAINED
                         AND       AND            LESS:       TIONAL     OTHER    EARNINGS  TOTAL
                      OUTSTAND   OUTSTAND       TREASURY      PAID-      COMPRE-  (ACCUMU-  STOCK
                         ING       ING            SOCK        IN         HENSIVE  LATED     HOLDERS'
                       SHARES    AMOUNT      SHARES    AMOUNT CAPITAL    INCOME   DEFICIT   EQUITY
                       ------    ------      ------    ------ ------     ------   ------    ------

Balance at
December 31 . . . .  8,586,316   $86       185,052  $ (1,396) $100,383   $223   $(25,875)  $ 73,422
 Stock Options
  Exercised . . . .    180,934     2             -         -     1,142      -          -      1,144
 Treasury Stock . .   (311,981)   (4)     (185,052)    1,396    (2,844)     -          -     (1,452)
 Other Incentive
   Stock Option
   Transactions . .          -     -             -         -     2,212      -          -      2,212
 Net Change in
   Unrealized
   Holding Gain . .          -     -             -         -         -   (223)         -       (223)
  Net Income  . . .          -     -             -         -         -      -     58,873     58,873
                    ----------   ---    ----------  --------  --------   ----   --------   --------

Balance at
December 31, 2002 .  8,455,269   $84             -  $      -  $100,893     $0   $ 32,999   $133,976
 Stock Options
  Exercised  . . .     262,512     3             -         -     1,774      -          -      1,777
 Treasury Stock . .          -     -    (8,075,844) (119,918)        -      -          -   (119,918)
 Other Incentive
   Stock Option
   Transactions . .          -     -             -         -    (3,361)     -          -     (3,361)
Shares Purchased
And Retired  . . .  (8,075,844)  (81)    8,075,844   119,918  (119,837)     -          -          0
Net Loss . . . . .           -     -             -         -         -      -     (4,168)    (4,168)
                    ----------   ---    ---------   --------  --------   ----   --------   --------
Balance at
December 31, 2003.     641,937    $6             -  $      -  $(20,531)    $0   $ 28,831   $  8,306
 Stock Options
  Exercised  . . .       4,559     -             -         -        41      -          -         41
 Other Incentive
   Stock Option
   Transactions. .           -     -             -         -       172      -          -        172
 Shares Purchased
   and Retired . .     (88,551)     -            -         -    (1,157)     -          -     (1,157)

Net Loss . . . . .           -      -            -         -         -      -     (2,538)    (2,538)
                    ----------   ----   ----------  --------  --------   ----   --------   --------
Balance at
December 31, 2004.     557,945   $  6            -  $      -  $(21,475)  $  0    $26,293     $4,824
                    ==========   ====   ==========  ========  ========   ====   ========   ========


  (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                         2004         2003          2002
                                                         ----         ----          ----
Net cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . .    $   (2,538)   $   (4,168)      $58,873
 Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Minority Interest expense . . . . . . . . . .            31             -             -
    Extraordinary gain, net of income tax . . . .          (278)            -             -
    Unrealized (gain) loss on the mark-to-
     market of energy contracts . . . . . . . . .         3,427         1,926          (115)
    Amortization of deferred gain on energy
     Contract . . . . . . . . . . . . . . . . . .          (263)            -             -
    Non-cash compensation expense . . . . . . . .           172           410         2,468
    Depreciation, depletion and amortization. . .            19             -         3,134
    Amortization of nuclear fuel. . . . . . . . .             -             -         3,450
    Gain on sale of Seabrook asset. . . . . . . .             -             -       (59,774)
    Decommissioning cost accretion. . . . . . . .             -             -         4,105
    Decommissioning trust fund income . . . . . .             -             -        (1,133)
    (Increase) decrease in accounts receivable. .          (206)          (23)        5,975
    (Increase) decrease in materials & supplies .             -             -            73
    (Increase) decrease in prepayments and other
      assets. . . . . . . . . . . . . . . . . . .         2,028           818        (2,055)
    Increase (decrease) in accounts payable and
      accrued expenses. . . . . . . . . . . . . .          (221)          551        (1,195)
    Increase (decrease) in accrued taxes. . . . .            (3)       (2,246)        1,724
    Increase (decrease) in miscellaneous                  1,448        (2,051)         (386)
      and other Liabilities . . . . . . . . . . .    ----------    ----------     ---------
 Net cash provided by (used in) operating
    activities. . . . . . . . . . . . . . . . . .         3,616        (4,783)       15,144
 Net cash flows from investing activities:
    Consolidation of HoustonStreet. . . . . . . .           393             -             -
    Purchase of intangibles . . . . . . . . . . .           (45)            -             -
    Investment in oil and gas properties  . . . .          (690)            -             -
    Capital additions . . . . . . . . . . . . . .             -             -        (1,417)
    Nuclear fuel additions. . . . . . . . . . . .             -             -          (753)
    Payments to decommissioning fund. . . . . . .             -             -        (1,161)
    Increase in restricted cash . . . . . . . . .             -             -          (597)
    Seabrook sale-net cash proceeds . . . . . . .             -             -       108,276
    Purchases of short-term investments . . . . .             -             -       (16,625)
    Sales of short-term investments . . . . . . .             -             -        16,329
                                                     ----------    ----------     ---------
 Net cash provided by (used in) investing
    activities  . . . . . . . . . . . . . . . . .          (342)            -       104,052
Net cash flows from financing activities:
    Stock option exercise . . . . . . . . . . . .            41         1,777         1,142
    Reacquired capital stock  . . . . . . . . . .        (1,157)     (123,689)       (1,452)
                                                     ----------    ----------     ---------
 Net cash used in financing activities  . . . . .        (1,116)     (121,912)         (310)
Net increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . .         2,158      (126,695)      118,886
Cash and cash equivalents, beginning of period .          7,469       134,164        15,278
                                                     ----------    ----------     ---------
Cash and cash equivalents, end of period.  . . .     $    9,627    $    7,469     $ 134,164
                                                     ==========    ==========     =========
Supplemental disclosure of cash flow information
Cash paid for income taxes.  . . . . . . . . . .     $       15    $    2,516     $   1,551


  (The accompanying notes are an integral part of these consolidated financial statements).

                     BAYCORP HOLDINGS, LTD.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004

1.    SUMMARY   OF   OPERATIONS,  SIGNIFICANT  TRANSACTIONS   AND
 ACCOUNTING POLICIES

A. THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is an unregulated holding company incorporated in Delaware in 1996. As of December 31, 2004, BayCorp had five wholly owned subsidiaries including Great Bay Power Marketing, Inc., Great Bay Hydro Corporation, Nacogdoches Power, LLC, Nacogdoches Gas, LLC, and BayCorp Ventures, LLC. BayCorp also held a majority interest in HoustonStreet Exchange, Inc. as of December 31, 2004.

  Until January 1, 2003, BayCorp had two principal operating subsidiaries that generated and traded wholesale electricity, Great Bay Power Corporation ("Great Bay") and Little Bay Power Corporation ("Little Bay"). Their principal asset was a combined 15% joint ownership interest in the Seabrook Nuclear Power Project in Seabrook, New Hampshire (the "Seabrook Project" or "Seabrook") until November 1, 2002, when BayCorp sold Great Bay's and Little Bay's interest in Seabrook. That ownership interest entitled Great Bay and Little Bay to approximately 174 megawatts ("MWs") of the Seabrook Project's power output. In December 2002, BayCorp dissolved Great Bay and Little Bay.

  In October 2002, BayCorp formed two subsidiaries, Great Bay Power Marketing, Inc. ("Great Bay Power Marketing") and BayCorp Ventures, LLC. ("BayCorp Ventures"). Great Bay Power Marketing, incorporated in Maine as a wholly owned subsidiary, was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. See "Note 4. Purchased Power Agreements." Effective January 1, 2003, Great Bay Power Marketing assumed the Unitil contract and holds the letter of credit established to secure Great Bay Power Marketing's obligations under the Unitil contract. BayCorp formed BayCorp Ventures, a Delaware limited liability company and a wholly owned subsidiary, to serve as a vehicle through which the Company can make investments following the Seabrook sale and the expiration of the Company's tender offer that took place in 2003.

  In September 2003, BayCorp formed Great Bay Hydro Corporation ("Great Bay Hydro"), a New Hampshire corporation, as a wholly owned subsidiary. Great Bay Hydro entered into a purchase and sale agreement, dated as of October 30, 2003, with Citizens Communications Company ("Citizens") to acquire the generating facilities in Vermont owned by the Vermont Electric Division of Citizens. Great Bay Hydro completed the acquisition and assumed operating responsibility of the generating facilities on April 1, 2004. The generating facilities include an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. Great Bay Hydro uses the output of the Newport plant as a physical hedge for a portion of BayCorp's contractual obligation to supply 9.06 megawatts to Unitil through 2010. Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities, and this amount is reflected in the Company's financial statements. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the Federal Energy Regulatory Commission ("FERC") on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million, since the receipt of which Great Bay Hydro paid approximately $1.2 million for costs incurred through December 31, 2004 for FERC compliance. The balance sheet at December 31, 2004 reflects corresponding short-term and long-term liabilities of $719,000 and $2,479,000, respectively, for the estimated remaining cost of FERC compliance.

  In June 2004, Great Bay Hydro received FERC approval of its designation as an exempt wholesale generator ("EWG"). In order to maintain EWG status, Great Bay Hydro must engage exclusively in the business of owning or operating one or more "eligible facilities" and selling electricity only at wholesale (i.e. not to end users) and incidental activities. An "eligible facility" is a facility used for the generation of electric energy exclusively at wholesale or used for the generation of electric energy and leased to one or more public utility companies. In the case of Great Bay Hydro, its Vermont generating facility is an "eligible facility."

  In October 2004, BayCorp formed Nacogdoches Power, LLC ("Nacogdoches Power"), a New Hampshire limited liability company, as a wholly owned subsidiary. On October 19, 2004, Nacogdoches Power acquired the development rights to an approximate 1000 MW natural gas-fired power plant project in Nacogdoches County, Texas, located in east Texas. The project received its air quality permit and its wastewater discharge permit and has options to acquire the land and a number of easements for the plant. The proposed plant site is located near the Electric Reliability Council of Texas ("ERCOT") and the Southwest Power Pool high voltage transmission lines as well as a source of cooling water and natural gas lines. Nacogdoches Power is pursuing the development of this project with an initial focus on securing gas supply and power offtake contracts.

  In November 2004, BayCorp formed Nacogdoches Gas, LLC ("Nacogdoches Gas"), a New Hampshire limited liability company, as a wholly owned subsidiary. In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra Resources Corporation ("Sonerra"), an independent oil and gas exploration, development and operating company, under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Oil and gas investments in 2004 were approximately $690,000 for the 10% interests in two wells. Nacogdoches Gas entered into an agreement, dated January 7, 2005 with Sonerra, under which Nacogdoches Gas will fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells (with the provision that up to 25% of the working interest may be funded and acquired by other parties) and will receive a priority return of 90% of the working interest funded until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  BayCorp also owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet Exchange, Inc. ("HoustonStreet"), which was incorporated in Delaware in 1999. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

  As of December 31, 1999, the Company owned 100% of HoustonStreet. HoustonStreet raised additional equity in 2000 from outside investors and as a result, as of December 4, 2000, the Company's ownership fell below 50%, to 45.9%. Subsequently, the Company deconsolidated HoustonStreet as of December 4, 2000, started accounting for this investment on the equity method and suspended recognition of additional HoustonStreet losses as of that date. A recapitalization of HoustonStreet was completed in the second quarter of 2004, and as a result, BayCorp's ownership interest in HoustonStreet increased above 50%. As a result of this recapitalization, BayCorp began consolidating its financial statements with HoustonStreet as of May 1, 2004.

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

B.  PRINCIPLES OF CONSOLIDATION

  BayCorp's Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. Until November 1, 2002, the Company had a 15% joint ownership interest in Seabrook. The Company recorded in its financial statements its proportional share of Seabrook's assets, liabilities and expenses. In November 2004, BayCorp formed Nacogdoches Gas, which acquired an approximate 10% working interest in two natural gas and oil producing wells in the fourth quarter of 2004. The Company recorded in its financial statements its proportional share of well revenues and expenses. The Company consolidates all majority owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

 In January 2003, the FASB issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company deemed that its investment, HoustonStreet, was not a variable interest entity. Therefore, prior to May 1, 2004 and when BayCorp held a minority interest in HoustonStreet, the Company accounted for HoustonStreet under the equity method. A recapitalization of HoustonStreet was completed effective May 1, 2004, and as a result, BayCorp's ownership interest in HoustonStreet increased above 50%. As a result of this recapitalization, BayCorp began consolidating HoustonStreet as of May 1, 2004.

  The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000, resulting in negative goodwill upon application of step acquisition accounting. As a result, the Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 in accordance with SFAS No. 141 "Business Combinations."

 The Company has an agreement with HoustonStreet under which it is providing certain accounting and administrative services to HoustonStreet for the periods April 1999 to December 2004. Income related to such services was $30,000 for the year ended December 31, 2004, $30,000 for the year ended December 31, 2003 and $60,000 for the year ended December 31, 2002. See Note 7 for further discussion.

C. SALE OF SEABROOK OWNERSHIP

  In April 2002, FPL Energy Seabrook, LLC ("FPL Energy Seabrook"), a subsidiary of FPL Group, Inc., agreed to purchase 88.2% of the 1,161 MW Unit 1 and 88.2% of the partially constructed Unit 2 of Seabrook, for $836.6 million, which included Great Bay's and Little Bay's aggregate 15% ownership share, subject to certain adjustments, with payment deliverable fully in cash at closing. FPL Energy Seabrook assumed nearly all of the Company's Seabrook liabilities including the decommissioning liability for the acquired portion of Seabrook. On November 1, 2002, the Company closed the sale of its interests in Seabrook and received approximately $113 million in cash for its interests in the Seabrook Project (the "Seabrook Closing"). The Company funded certain escrows for potential closing adjustments and paid other costs of approximately $4.3 million. The remaining escrow amounts were included in prepayments and the potential closing adjustments were included in other current liabilities. The amount escrowed was based on an estimate of those expenses. The Company received a one-time payment following the final reconciliation of and termination of all such escrow accounts in 2004 in accordance with the terms of the
Escrow Agreements among the selling owners. As a result of the post-closing adjustments being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $572,000 in 2004. Also in 2004, the Company negotiated a final settlement of the remaining accrued liability related to the sale of Seabrook and paid approximately $168,000 in settlement of this liability. As a result of this liability being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $634,000 in 2004.

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






                                                          Year Ended December 31, 2002
                                                          ----------------------------

                                                                  Seabrook
                                                                Investment(1)
                                                     BayCorp     Pro-Forma
                                                     Historical  Adjustments   Pro-Forma
                                                     ----------  -----------   ---------
                                                             (Dollars in Thousands)
                                                                  (Unaudited)
     Operating Revenues                              $  48,788   ($  42,815)   $   5,973
     Operating Expenses                                 47,327      (34,689)      12,638
     Operating Income (Loss)                             1,461        8,126       (6,665)
     Other (Income) Deductions                         (60,612)      59,729         (883)
     Net Income (Loss)                                  58,873      (64,655)      (5,782)
     Weighted Average Shares Outstanding - Basic     8,387,767                 8,387,767
     Weighted Average Shares Outstanding - Diluted   8,671,328                 8,387,767
     Basic Net Income (Loss) per share                   $7.02                    ($0.69)
     Diluted Net Income (Loss) per share                 $6.79                    ($0.69)


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

D.  REGULATION

  Great Bay and Little Bay were subject to the regulatory authority of the FERC, the Nuclear Regulatory Commission ("NRC"), the New Hampshire Public Utilities Commission ("NHPUC") and other federal and state agencies as to rates, operations and other matters. Great Bay Power Marketing, Great Bay Hydro and Benton Falls are subject to the regulatory authority of the FERC. Great Bay's and Little Bay's cost of service, however, was not regulated. Great Bay Power Marketing's, Great Bay Hydro's and Benton Falls' cost of service is not regulated. As such, these companies' accounting policies were and are not subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation."

E.  USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's significant estimates relate to the estimate of the mark-to-market value of the Unitil PPA and the estimate of the cost of FERC compliance to be performed by Great Bay Hydro.

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

  The Company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been an impairment of the carrying value, and any such impairment is charged to expense in that period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based upon the units of production method.

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

H.  AMORTIZATION OF MATERIALS AND SUPPLIES

  Great Bay and Little Bay recorded an expense designed to fully amortize the cost of the material and supplies inventory that was expected to be on hand at the expiration of the Seabrook
Project's NRC operating license.

I.  DECOMMISSIONING

  Great Bay and Little Bay recognized a liability based on the present value of the estimated future cash outflows required to satisfy their obligations using a risk free rate. As of December 31, 2004 and December 31, 2003, the decommissioning liability was $0 as a result of the sale of Seabrook and FPL Energy Seabrook's assumption of all decommissioning liability on November 1, 2002.

  Great Bay and Little Bay accreted their share of the Seabrook Project's decommissioning liability. The accretion was a non-cash charge and recognized their liability related to the closure and decommissioning of their nuclear plant in current year dollars over the licensing period of the plant. The non-cash accretion charge recorded in the accompanied consolidated statements of income was $0, $0, and $4,105,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

J.  OPERATING REVENUES

  The Company's revenues are recorded on an accrual basis. Great Bay Power Marketing and Great Bay Hydro revenues from the sale of electricity are recorded in the period during which the delivery of electricity is made based on billing rates provided for in contracts and approved by FERC on a gross basis. During the years ended December 31, 2004 and 2003, Great Bay Power Marketing had one long-term sales contract with Unitil that accounted for 72.3% of the Company's total 2004 operating revenues and 100% of the Company's total 2003 operating revenues. During the year ended December 31, 2002, two customers accounted for 46% and 37% of total operating revenues. See Note 4 for further discussion.

  Great Bay Power Marketing's revenues from energy commodity trading activity are recorded net on an accrual basis. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales. The gross retail sales volume of such activity was approximately $1,999,600 and the related costs of sales was approximately $1,917,600.

  Great  Bay  Hydro's  revenues  from  the  sale  of  NEPOOL  GIS certificates are recorded in the month during which the certificates are generated, and accounted for approximately 2.4% of the Company's total 2004 operating revenues. For each MWh generated at Great Bay Hydro's Newport facility, Great Bay Hydro receives a corresponding credit in the NEPOOL GIS. These credits are available for sale. Great Bay Hydro's Newport certificates qualify for Connecticut Class I renewable status during certain operating periods and in 2004 were sold in the Connecticut energy market.

  Nacogdoches Gas operating revenues are recorded in the month of production and are based on million cubic feet (MCF) produced and sold. All gas production is sold in the month of production. Nacogdoches Gas revenues accounted for approximately 1% of the Company's total 2004 operating revenues.

  HoustonStreet operating revenue consists of commissions for thousands of barrels (BBLS) traded on HoustonStreet.com and are recorded in the period during which the terms of the trade have been accepted by both parties and the transaction is executed. HoustonStreet revenues accounted for approximately 11.4% of the Company's total 2004 operating revenues.

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

  All other short-term investments with a maturity of greater than three months were classified as available-for-sale and reflected as a current asset at market value. Changes in the market value of such securities were reflected in equity. There were no short-term investments, and accordingly no unrealized gains or losses on short-term investments, for the years ended December 31, 2004, 2003 and 2002. The cost of short-term investments that were sold was based on specific identification in determining realized gains and losses recorded in the accompanying statement of operations. The net realized gain is recorded as a component of interest and dividend income. The net realized loss on the sale of available-for-sale investments of $296,200 in 2002 resulted from gross realized gains of $50,000 and gross realized losses of $346,200.

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

  BayCorp is a holding company for Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power, Nacogdoches Gas and HoustonStreet. The Company operates primarily in two segments, each of which is managed separately because each segment sells distinct products and services. Great Bay Power Marketing and Great Bay Hydro constitute the electricity generation and trading business segment, whose principal assets are the Unitil PPA and hydroelectric facilities of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

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


                            Great Bay
                              Power
                            Marketing,
                            Great Bay
                              Hydro,
  BayCorp Holdings, Ltd     Great Bay
    As of and for the       Power and
   Twelve months ended      Little Bay    Houston      Other      Intercompany
  December 31 ($000's)      Power (1)    Street (2)     (3)       Eliminations    Total
  --------------------     ------------  ----------    -----      ------------    -----
2004
----
Revenues                       $4,847      $629           $62              $0     $5,538
Operating Expenses              8,041       557         1,432            (358)     9,672
Segment Net Income (Loss)      (3,077)       46           539             (46)    (2,538)
Total Assets                    8,769       586        20,191         (15,464)    14,082

2003
----
Revenues                       $4,001        $0            $0              $0     $4,001
Operating Expenses              6,279         0         3,239            (570)     8,948
Segment Net Loss               (2,237)        0        (1,931)              0     (4,168)
Total Assets                    4,602         0        23,088         (14,786)    12,904

2002
----
Revenues                      $48,788        $0            $0              $0    $48,788
Operating Expenses             43,823         0         7,104          (3,600)    47,327
Segment Net Income (Loss)      65,253         0        (6,380)              0     58,873
Total Assets                  214,178         0       203,581        (275,168)   142,591



(1) Great Bay Power Marketing was formed October 2002; Great Bay Hydro was formed September 2003; Great Bay Power and Little Bay
Power  were dissolved as of December 31, 2002.  See "Note A.  The
Company."
(2) BayCorp began consolidating HoustonStreet as of May 1, 2004. See "Note A. The Company."
(3) Includes BayCorp Ventures, formed October 2002, Nacogdoches Power, formed October 2004 and Nacogdoches Gas, formed November 2004. See "Note A. The Company."

N.  EARNINGS PER SHARE

  Basic earnings (loss) per share is computed by dividing net earnings by the weighted number of common shares outstanding for all periods presented. Diluted earnings (loss) per share reflects the dilutive effect of shares under option plans. Potentially dilutive shares outstanding during 2004 and 2003 were excluded from dilutive earnings (loss) per share because their effect would be antidilutive.

  Based on an average market price of common stock of $12.71 per share for the year ended December 31, 2004, $13.06 per share for the year ended December 31, 2003 and $14.74 per share for the year ended December 31, 2002, the following table reconciles the weighted average common shares outstanding to the shares used in the computation of the basic and diluted earnings per share outstanding.


                                                 December 31,   December 31,  December 31,
                                                     2004           2003          2002
                                                 ------------   ------------  ------------
 Weighted average number of common shares
   outstanding and used in basic EPS
   calculation                                     585,044       2,421,123     8,387,767
 Weighted average number of common shares
   outstanding and used in diluted EPS
   calculation                                     585,044       2,421,123     8,671,328
 Shares under option plans, excluded in
   computation of diluted EPS due to
   antidilutive effects                             70,538          36,380             -



O.  ACCUMULATED OTHER COMPREHENSIVE INCOME

  In accordance with SFAS No. 130, "Reporting Comprehensive Income" the Company reports changes in stockholders' equity from all sources during the period other than those resulting from investments by stockholders (i.e., issuance or repurchase of common shares and dividends.) The composition of other comprehensive income is as follows:



                                           Unrealized       Accumulated Other
                                         Gains (Losses)       Conprehensive
                                         on Securities           Income
                                         -------------       --------------
December 31, 2001 Beginning Balance         $222,692             $ 222,692
  2002 Change                               (222,692)             (222,692)
                                            --------             ---------
December 31, 2002                           $      0             $       0
  2003 Change                                      0                     0
                                            --------             ---------
December 31, 2003                           $      0             $       0
  2004 Change                                      0                     0
                                            --------             ---------
December 31, 2004                           $      0             $       0
                                            ========             =========



P.  RECLASSIFICATIONS

  Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Q.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of the Company's financial instruments as of December 31, 2004 and 2003 are as follows:


                                            2004                           2003
                                            ----                           ----
                                Carrying Amount  Fair Value    Carrying Amount   Fair Value
                                ---------------  ----------    ---------------   ----------
                                                   (Dollars in Thousands)
                                                   ---------------------
Cash & Cash Equivalents . . . .    $9,627         $9,627         $7,469         $7,469
Restricted Cash - Escrow  . . .     2,500          2,500          2,500          2,500
Accounts Receivable . . . . . .       639            639            339            339
Energy Trading Contracts  . . .    (3,424)        (3,424)             3              3



 The carrying amounts for all assets other than energy trading contracts approximate fair value because of the short maturity of these instruments. The fair value of the energy trading contract is based on current projections of power prices over the life of the contract.

R.  DETAIL OF OTHER CURRENT LIABILITIES

  Other current liabilities consisted of the following as of December 31, 2004 and 2003:

                                                           2004               2003
                                                           ----               ----
                                                            (Dollars in Thousands)
Accrued Seabrook Costs  . . . . . . . . . . . . . . . . .   $  0              $1,740
Accrued Great Bay Hydro FERC Compliance Costs . . . . . .    719                   0
Accrued Other . . . . . . . . . . . . . . . . . . . . . .     22                   0
                                                            ----             -------
                                                            $741              $1,740
                                                            ====             =======



  Accrued Seabrook costs represented management's best estimate of final Seabrook closing costs. Accrued Great Bay Hydro FERC compliance costs represent management's best estimate of the cost of compliance with the requirements of the FERC operating license issued to Great Bay Hydro on November 1, 2003, and is net of the long term portion of approximately $2.5 million.

S. ENRON CLAIM

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

T. ISSUER TENDER OFFER

  On January 31, 2003, BayCorp commenced an issuer tender offer to purchase up to 8,500,000 shares of its common stock at a price of $14.85 per share (the "Tender Offer" or "Offer"). At the extended Tender Offer expiration date of March 18, 2003, 9,207,508 shares had been properly tendered and not withdrawn (including options surrendered for repurchase and cancellation.) The Company exercised its discretion to purchase up to an additional 2% of outstanding shares, purchasing a total of 8,673,887 shares (and surrendered options) at a purchase price of $14.85, representing approximately 94.3% of the shares (and options) tendered, excluding odd lots, which were purchased without proration. Payment for all such shares and options was completed by March 24, 2003. The Company distributed approximately $123,622,000 to tendering stockholders and option holders. As of December 31, 2003 the Company had 641,937 shares outstanding and cash and cash equivalents and restricted cash of approximately $9,969,000. As of December 31, 2004 the Company had 557,945 shares outstanding and cash and cash equivalents and restricted cash of approximately $12,127,000.

U. ENERGY MARKETING

  Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception or as a hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value with changes in fair value recorded in earnings. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales.

V. ACCOUNTING FOR STOCK OPTIONS

  The   Company  accounts  for  its  stock  option  plans   under
Accounting Principles Board Opinion No. 25 and related interpretations for options issued prior to 2003, and as such no compensation cost had been recognized for options granted at fair market value that had not been modified. In prior years, the Company repriced certain options, accelerated the vesting of others, made limited recourse loans for certain individuals to exercise options and issued contingent options. The Company recorded compensation expense related to these options. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January 1, 2003 in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Awards under the Company's plans vest over periods ranging from one to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2004, 2003 and 2002 differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement 123.

 In October 2001, the Company issued 240,000 non-qualified options pursuant to the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $9.05 and vested upon the closing of the sale of the Seabrook Project. The Company recorded compensation expense related to contingent and repriced options of $0, $77,000 and $2,467,700 for 2004, 2003 and 2002,
respectively.

  In April 2003 and July 2003, the Company issued 132,000 and 10,000 options, respectively, pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense in 2004 and 2003 of $172,000 and $153,000, respectively, for these options.

  Had compensation cost for these plans been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (dollars are in thousands, except per share amounts.)


                                                       2004          2003         2002
                                                      ----          ----         ----
Net Income (Loss): as reported  . . . . . . . . .     $(2,538)      $(4,168)     $58,873
 Stock compensation expense included in net
  income/(loss) . . . . . . . . . . . . . . . . .         172           410        2,468
 Stock compensation expense determined using
  fair value method for all awards  . . . . . . .        (172)         (369)      (3,121)
     Pro Forma  . . . . . . . . . . . . . . . . .      (2,538)       (4,127)      58,220
Earnings (Loss) Per Share (Basic): as reported        $ (4.34)      $ (1.72)     $  7.02
     Pro Forma  . . . . . . . . . . . . . . . . .       (4.34)        (1.70)        6.94
Earnings (Loss) Per Share (Diluted): as reported      $ (4.34)      $ (1.72)     $  6.79
     Pro Forma  . . . . . . . . . . . . . . . . .       (4.34)        (1.70)        6.71



  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003 and 2002 respectively: weighted average risk-free interest rates of 3.4 and 4.9 percent, expected dividend yields of 0 % and expected lives of 7 and 5 years and expected volatility of 47% and 47%, respectively. There were no option grants in 2004.

W. NEW ACCOUNTING PRONOUNCEMENT

  FASB Statement No. 123 (Revised 2004), Share-Based Payment (SFAS 123R) was issued in December 2004. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize in the financial statements the compensation cost related to share-based payment transactions with employees. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

  SFAS 123R will be effective as of the first interim or annual reporting period that begins after June 15, 2005. Since January 2003, the Company used the fair value based method recognition of compensation expense and is required to apply the modified prospective application transition method under SFAS 123R. The modified prospective application transition method requires the application of this standard to all new awards issued after the effective date, all modifications, repurchased or cancellations of existing awards after the effective date, and unvested awards at the effective date.

  For  unvested  awards, the compensation  cost  related  to  the remaining  service  period  that has not  been  rendered  at  the effective date will be determined by the compensation cost calculated currently under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123R. Based on the current options outstanding, the Company anticipates the adoption of this statement to not result in the recognition of any incremental compensation cost to be recognized in the year of adoption.

2.  TAXES ON INCOME

  The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2004 and 2003:

                        December 31,         December 31,
                            2004                 2003
                            ----                 ----
 Federal
   Current                  $ 2,000            $    -
   Deferred                       -                 -
                            -------            ------
                            $ 2,000            $    -
                            -------            ------
 State
   Current                  $17,000            $    -
   Deferred                       -                 -
                            -------            ------
                            $17,000            $    -
                            =======            ======


  Accumulated deferred income taxes consisted of the following at December 31, 2004 and 2003:



                                                       2004           2003
                                                       ----           ----
 Assets
   Net operating loss carryforwards . . . . . .   $10,732,000    $3,700,000
   Financial reserves . . . . . . . . . . . . .        29,000        14,000
   Unrealized gain/loss . . . . . . . . . . . .     2,136,000       820,000
   Other, net . . . . . . . . . . . . . . . . .       228,000       484,000
                                                  -----------    ----------
 Accumulated deferred income tax asset  . . . .    13,125,000     5,018,000
 Valuation allowance  . . . . . . . . . . . . .   (13,125,000)   (5,018,000)
                                                  -----------    ----------
 Accumulated deferred income tax asset, net . .   $         -    $        -
                                                  ===========    ==========

  The following table reconciles the statutory federal income tax rate to those reflected in the federal income tax provision set forth above.


                                                  December 31,       December 31,
                                                      2004               2003
                                                      ----               ----
Loss before taxes  . . . . . . . . . . . . . . . . . ($2,538,000)     ($4,167,504)
Federal statutory rate . . . . . . . . . . . . . . .          34%              34%
Federal income tax liability (benefit) at
  statutory levels . . . . . . . . . . . . . . . . .    (863,000)      (1,416,951)
Decrease (increase) from statutory levels State
  tax net of federal tax benefit . . . . . . . . . .           -                -
  State tax net of federal tax benefit . . . . . . .      20,000                -
  Valuation allowance  . . . . . . . . . . . . . . .     906,000        1,416,951
  Other  . . . . . . . . . . . . . . . . . . . . . .      30,000                -
                                                     -----------      -----------
Total Provision  . . . . . . . . . . . . . . . . . . $    33,000      $         -
                                                     ===========      ===========



  Valuation  allowances have been provided against  any  deferred
tax  assets  (net),  due  to  the  limitations  on  the  use   of
carryforwards, discussed below, and the uncertainty associated with future taxable income.

  At December 31, 2003 and 2004, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $167 million and $188 million, respectively, before limitations discussed in the following paragraph. The Company's NOL before limitations at December 31, 2004 includes $167 million attributable to BayCorp and $21 million attributable to HoustonStreet. The Company's federal NOLs will expire during the years ending December 31, 2005 through 2023 if not used to offset future taxable income.

  An ownership change occurs within the meaning of Internal Revenue Code ("IRC") Section 382 when the ownership percentage of 5% or greater shareholders in a company increases by more than 50% over a three-year period. The Company believes that the Tender Offer in March 2003 and related transactions resulted in a change in ownership of BayCorp within the meaning of IRC Section
382. As such, BayCorp may be precluded from utilizing its federal and state NOLs originating prior to the ownership change. BayCorp estimates that approximately $165 million its NOL is subject to an annual limitation for purposes of IRC Section 382 of approximately $390,000 per year. As a result of this limitation, all or a portion of BayCorp's federal and state NOLs may expire unused. Additional NOLs and other tax attributes generated subsequent to the Tender Offer may be limited in the event of certain future changes of ownership by significant shareholders. The Company also believes that all or a portion of HoustonStreet's NOLs may be subject to an IRC Section 382 limitation. Accordingly, all or a portion of HoustonStreet's federal and state NOLs may expire unused.

  The Company has recorded a valuation allowance against its deferred tax assets. In assessing whether deferred tax assets will be realized, management considers all available evidence, historical and prospective, with greater weight given to historical evidence, in determining whether it is more likely than not that some portion or all of its deferred tax assets will not be realized. Realization of the Company's deferred tax assets is dependent upon resolution of the matters described in the preceding paragraph and generation of future taxable income.

  Deferred tax assets and related valuation allowance of $2.5 million related to the net operating loss carryforward results from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.

  The Company filed its 2002 tax return in September 2003 and requested a refund of approximately $941,000 from the State of New Hampshire for overpayment of 2002 state income taxes. The State of New Hampshire Department of Revenue Administration ("NHDRA") began an examination of the Company's 2000, 2001 and 2002 tax returns in December 2003. Given the uncertainty as to the outcome of the audit, the Company did not record the requested refund as of December 31, 2003. The audit was concluded in January 2005. A settlement was reached between the Company and the NHDRA in February 2005, and the Company received a refund of $225,000 in Feburary 2005, which it will record as income during 2005.

3.  ENERGY MARKETING

  Until November 1, 2002, the Company utilized unit contingent and firm forward sales contracts to maximize the value of its 174 MW power supply from the Seabrook Project. It currently utilizes firm forward and spot purchases to maximize the value of the Unitil PPA and currently sells its generation from Great Bay Hydro in the spot market. The net unrealized loss on trading activities was $3,165,000 for the year ended December 31, 2004 and $1,926,000 for the year ended December 31, 2003 and is included in the accompanying consolidated statement of operations for 2004 and 2003. The net unrealized gain on trading activities for the year ended December 31, 2002 was $115,300 and is included in the accompanying consolidated statement of operations for 2002.

  The Company purchases a portion of its power needed for resale from ISO New England ("ISO NE".) ISO NE requires financial assurance to protect the New England Power Pool ("NEPOOL") against a payment default of one of its participants. The Company has provided this assurance in the form of a cash deposit at ISO NE. The amount of this deposit was approximately $518,000 as of December 31, 2004 and $1,508,000 as of December 31, 2003. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements.

4.  PURCHASED POWER AGREEMENTS

  Great Bay was party to a purchased power contract, dated as of April 1, 1993, (the "Unitil PPA" or "PPA"), with Unitil that provided for Great Bay to sell to Unitil 0.8696% of the energy and capacity of Seabrook, or approximately 10 MWs. The Unitil PPA commenced on May 1, 1993 and continues through October 31, 2010. On November first of each year the purchase price is subject to increase at the rate of inflation less four percent.

  In anticipation of the Seabrook sale, the Unitil PPA was amended as of November 1, 2002. The amendment primarily modified the existing Unitil PPA to reduce the amount of power delivered to 9.06 MWs and the price that Unitil pays for power to $50.34 per MW hour, subject to an annual increase at the rate of inflation less four percent, and provided that Great Bay would supply the power regardless of whether Seabrook is providing the power.

  The amendment also provided alternative security for Unitil's benefit, to replace and discharge the mortgage on Seabrook that secured Great Bay's performance of the Unitil PPA. In connection with the amended Unitil PPA, the Company was required to deposit $2.5 million into a restricted account for the benefit of Unitil should Great Bay default. The amount is reflected as restricted cash in the accompanying balance sheet. The amendment received FERC approval. Great Bay assigned the Unitil PPA to Great Bay Power Marketing as of January 1, 2003.

  Unitil has an option, expiring November 1, 2005, to extend the Unitil PPA for up to 12 years, until 2022. If Unitil exercises its option to extend the PPA, the purchase price for power for the first year of the extended term, beginning November 1, 2010, will be $65.00 per MW hour (in 1992 dollars) multiplied by a factor that equals the cumulative inflation from October 1992 through October 2010. For the remaining term of the extension, the purchase price will be increased annually by the rate of inflation over the previous year.

  Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value. In accordance with the FASB's EITF issue no. 02-03 the inception gain (initial value of $2.1 million) on the Unitil PPA has been deferred and will be recognized over the life of the contract. The fair value of the contract was a negative $3.4 million as of December 31, 2004 and was $3,400 as of December 31, 2003. The deferred gain on the contract was $1.5 million as of December 31, 2004 and $1.8 million as of December 31, 2003. These amounts are reflected in the Company's balance sheet.

  On March 17, 2003, Unitil announced the approval of a contract with Mirant Americas Energy Marketing, LP ("Mirant"), which provided for the sale of Unitil's existing power supply entitlements, including the PPA with Great Bay Power Marketing, effective on May 1, 2003. Great Bay Power Marketing's PPA with Unitil has not been assigned to Mirant. Rather, Unitil has appointed Mirant as their agent for purposes of administering the PPA with Great Bay Power Marketing and Mirant is purchasing Unitil's entitlement under the PPA.

5.  STOCK BASED COMPENSATION

  In April 1995, the Board of Directors of the Company established the 1995 Stock Option Plan (the "1996 Plan"). In May 2001, the Board of Directors of the Company established the 2001 Non-Statutory Stock Option Plan (the "2001 Plan"). Options granted pursuant to the 1996 Plan may be either incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code or nonstatutory options, which are not intended to meet the requirements of Section 422. Options granted pursuant to the 2001 plan will be non-statutory options that are not intended to meet the requirements of Section 422 of the Internal Revenue Code. The 1996 Plan and the 2001 Plan are administered by the Board of Directors of the Company and may be modified or amended by the Board in any respect, subject to stockholder approval in certain instances in the case of the 1996 Plan.

  FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation ("FIN 44"), effective July 1, 2000 and applied prospectively (except for direct or indirect option repricings and the definition of an employee in which case the effective date is December 15, 1998), addresses compensation issues regarding the definition of an employee, modifications to plan awards, changes in grantee status, business combinations and share repurchase features. For transactions subject to the December 15, 1998 effective date, no compensation expense is recognized for the period between December 15, 1998 and July 1, 2000. FIN 44 requires variable accounting when direct or indirect reductions of the exercise price occur. The following events occurred which were deemed to be modifications and created variable accounting for options impacted by those events.

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

  In January 2003, the Board of Directors voted to allow cashless exercise of all outstanding options. All options previously not accounted for as a variable plan as of January 2003 were subject to variable plan accounting through the date of exercise.

  In accordance with APB 25 and FIN 44, the Company recorded compensation expense related to contingent options, repriced options and options accounted for as a variable plan of $0, $77,000 and $2,467,700 for 2004, 2003 and 2002, respectively. As of  December  31,  2004 and 2003,  70,538 and  79,713  options  , respectively, continue to be subject to variable plan accounting.

  Effective January 1, 2003, the Company adopted SFAS 123 pursuant to the prospective method as described in SFAS 148. In 2003, the Company issued 142,000 options pursuant to the 1996 Stock Option Plan and the 2001 Non-Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense in 2004 and 2003 of $172,000 and $153,000, respectively, for these options.

                                      2004                   2003                   2002
                                   -----------           -----------             ----------
                                          Weighted               Weighted                Weighted
                                          Average                 Average                Average
                                          Exercise               Exercise                Exercise
                                Shares     Price       Shares      Price       Shares    Price
                                ------     -----       ------      -----       ------    ------
Outstanding at beginning
  of  year . . . . . . . . . .  221,713     $13.05      945,767     $ 8.33    1,046,701    $ 7.39
Granted  . . . . . . . . . . .        0          -      142,000     $14.45       80,000    $12.22
Exercised  . . . . . . . . . .   (4,559)    $ 9.05     (865,554)    $ 8.06     (180,934)   $ 4.91
Forfeited  . . . . . . . . . .        0          -            0          -            0         -
Expired  . . . . . . . . . . .   (4,616)    $12.23         (500)    $10.25            0         -
Outstanding at end of year . .  212,538     $13.16      221,713     $13.05      945,767    $ 8.33
Exercisable at end of year . .  170,038     $12.83      120,047     $12.45      902,434    $ 8.20
Weighted average fair value
 of options granted  . . . . .                   -                  $14.45                 $12.22


  The following table summarizes information concerning outstanding and exercisable options at December 31, 2004, 2003 and 2002


                                        Weighted
                                        Exercise
                                       Remaining     Weighted                Weighted
                         Number of    Contractual    Average       Number    Average
  Range of Exercise       Shares          Life       Exercise    of Shares   Exercise
        Prices          Outstanding     in Years     Price      Exercisable   Price
        -----          ------------    ---------     -------    -----------  --------
2004
$8.88 - $9.05           12,669          2.6        $ 8.91        12,669       $ 8.91
$9.06 - $12.69          57,869          3.6        $10.91        57,869       $10.91
$12.70 - $14.45        142,000          5.3        $14.45        99,500       $14.45
Total                  212,538          4.7        $13.16       170,038       $12.83
2003
$8.88 - $9.05           17,228          4.1        $ 8.95        17,228       $ 8.95
$9.06 - $12.69          62,485          4.3        $11.00        45,819       $11.28
$12.70 - $14.45        142,000          6.3        $14.45        57,000       $14.45
Total                  221,713          5.2        $13.05       120,047       $12.45
2002
$2.88 - $4.32           40,000          3.3        $ 2.88        40,000       $ 2.88
$4.33 - $6.50          120,167          2.8        $ 4.74       120,167       $ 4.74
$6.51 - $9.74          545,100          4.8        $ 8.25       535,100       $ 8.32
$9.75 - $12.69         240,500          5.1        $ 4.62       207,167       $11.13
Total                  945,767          4.4        $ 8.33       902,434       $ 8.20


  The Company's majority owned subsidary, HoustonStreet, adopted the HoustonStreet 1999 Stock Option Plan in June 1999 ("HS 1999 Plan"). Options granted pursuant to the HS 1999 Plan may be either  incentive  stock  options  meeting  the  requirements  of
Section 422 of the Internal Revenue Code or nonstatutory options, which are not intended to meet the requirements of Section 422. The HS 1999 Plan is administered by the Board of Directors of HoustonStreet and may be modified or amended by the Board in any respect. Pursant to the recapitalization of HoustonStreet (see
Note 7), all options outstanding under the plan were exchanged for common stock.

  In December 2004, HoustonStreet issued 25,000 options to its President under the HS 1999 Plan. The options were granted in three tranches with exercise prices of $6.47, $12.95 and $25.89. The options vest monthly over a 3-year period. HoustonStreet did not record a charge with respect to these options in accordance with APB No. 25, as the fair market value of HoustonStreet common stock was equal to or less than each of the exercise prices.

  In April 2004, the Company issued 32,000 shares of common stock to two of its customers in connection with marketing agreements. The common stock was granted subject to certain performance criteria. HoustonStreet recorded an expense of $43,500 in connection with this common stock grant

6.  COMMITMENTS AND CONTINGENCIES

  BayCorp and its wholly owned subsidiaries lease office space under a short-term noncancelable operating lease that is renewable every six months. Rental expense under operating lease agreements for the years ended December 31, 2004, 2003 and 2002 was $52,800, $52,800 and $81,144, respectively.

  Future  minimum commitments for operating leases as of December
31, 2004 are as follows:

                     Year Ending            Operating Lease
                     -----------            ---------------
                  December 31, 2004             $8,800

7.  INVESTMENT IN HOUSTONSTREET

  BayCorp owns shares representing approximately 59.7% of the voting power of all outstanding common shares of HoustonStreet. HoustonStreet developed and operates HoustonStreet.com, an Internet-based, independent crude oil and refined products trading exchange in the United States.

  Prior to April 30, 2004, in addition to its equity interest in HoustonStreet, the Company held an $8.4 million secured note in HoustonStreet. In March 2001, HoustonStreet raised additional funding by selling senior secured notes to BayCorp and other investors. Collectively, these notes were referred to as the "HoustonStreet Series C Units." The outstanding principal and interest of the note to BayCorp as of April 30, 2004 was approximately $11 million. The Company had written this note down to zero as of December 31, 2000. The notes were originally due and payable in December 2001, and the maturity date was subsequently extended to January 15, 2004. The notes were not paid when due, and in February 2004, HoustonStreet was formally notified of the payment default. BayCorp and the other senior secured noteholders reserved their rights and proposed a recapitalization of HoustonStreet that would potentially provide effective control of HoustonStreet to the noteholders. The recapitalization was approved by the Board of Directors of HoustonStreet in March 2004 and was approved by HoustonStreet shareholders in April 2004.

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

  This recapitalization at HoustonStreet was completed in the second quarter of 2004 and as a result, BayCorp owns shares representing approximately 59.7% of the outstanding common shares of HoustonStreet In accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. As a result, the Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 in accordance with SFAS No. 141 "Business Combinations."

  Prior   to   the  recapitalization,  BayCorp  held  a  minority
ownership   interest   in   HoustonStreet   and   accounted   for
HoustonStreet under the equity method.

 Summarized financial information for HoustonStreet, prior to consolidation, is as follows:


     HoustonStreet:                 2004              2003              2002
     --------------                 ----              ----              ----
                                            (Dollars in Thousands)
     Total Assets                  $   523           $   606           $   585
     Total Liabilities                  57            13,525            12,558
     Net Sales                         224               860             1,689
     Net Income (Loss)              13,318              (956)            1,383
     Company's equity in
       Net Income (Loss)             6,619              (449)              641


8. SUBSEQUENT EVENTS

  Nacogdoches Gas entered into an agreement dated January 7, 2005 with Sonerra, under which Nacogdoches Gas will fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells (with the provision that up to 25% of the working interest may be funded and acquired by other parties) and will receive a priority return of 90% of the working interest funded until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of three wells for a total of approximately $8.6 million. The net revenue interest in each of the wells being funded by Nacogdoches Gas is 77%, which means that the working interests bear 100% of the operating costs of the wells but receive 77% of the net revenues from the wells with the remaining 23% of the net revenues paid to the lessor and other royalty interests. The first of those wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of February 2005 has produced 95 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005. The third well, Painted Horse, a Rodessa vertical natural gas well, is being developed.

  Under the terms of the January 7, 2005 agreement as amended, Sonerra will sequentially present five additional sets of three well prospects to Nacogdoches Gas. Upon the presentation of a set of three well prospects, Nacogdoches Gas at its option, may proceed with the development of those three well prospects. Should Nacogdoches Gas decide not to proceed with the development of any given set of three well prospects, its right to participate in future well sets terminates.

  The total cost of an individual well typically ranges from $2.0 million to $3.5 million and includes the acquisition of leases for the land, the drilling and completion of the wells and the construction of extensions of the gas gathering system. The total cost depends on the type of well, the amount of land required for the production unit, the length of gas gathering pipeline and the completion technique.

  In March 2005, BayCorp formed Great Bay Hydro Maine, LLC ("GBH Maine"), a Maine limited liability company, as a wholly owned subsidiary, and formed Great Bay Hydro Benton, LLC ("GBH Benton"), also a Maine limited liability company, as a wholly owned subsidiary of GBH Maine. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, a limited partnership that owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine ("Benton Falls") from The Arcadia Companies for approximately $2.2 million. The Company assumed operating responsibility for Benton Falls, the output of which is sold to Central Maine Power Corporation ("CMP") under a power purchase agreement ("CMP PPA") that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission.

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 Convertible Note (the
"Note") and a Pledge Agreement (the "Pledge Agreement") with Sloan Group Ltd., a Bahamas corporation (the "Sloan Group"). The debt, which accrues interest at 8% per annum and is due and payable in full on December 15, 2005, is convertible by the Sloan Group at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the Note) into shares of BayCorp's common stock, $.01 par value at a price of $14.04 per share. The Note does not allow BayCorp to prepay the debt and provides for a 2% premium on the interest rate in the event of a default. Payment of the Note may be accelerated in the event of a material event of default, which is customary for this type of financing.

  In  addition  to BayCorp, the borrowers under the Note  include the following subsidiaries of BayCorp: GBH Maine, GBH Benton, Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power and Nacogdoches Gas. As security for the Note, the borrowers entered into the Pledge Agreement with the Sloan Group. Under the Pledge Agreement, BayCorp pledged its equity interests in GBH Maine and Nacogdoches Gas to the Sloan Group, GBH Maine pledged its equity interests in GBH Benton and Benton Falls to the Sloan Group, GBH Benton pledged its equity interests in Benton Falls to the Sloan Group, and Nacogdoches Gas, GBH Maine and GBH Benton pledged to the Sloan Group any equity interest that they may obtain in other entities while the debt is outstanding.

                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BAYCORP HOLDINGS, LTD.

March 31, 2005                By: /s / Frank W. Getman Jr.
                                 ------------------------------
                                 Frank W. Getman Jr.
                                 President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




          SIGNATURE                         TITLE                       DATE
/s/ Frank W. Getman Jr.       President, Director and Chief         March 31, 2005
---------------------------   Executive Officer (principal
Frank W. Getman Jr.           executive officer, principal
                              financial officer and principal
                              accounting officer)


/s/ Anthony M. Callendrello   Director                              March 31, 2005
---------------------------
Anthony M. Callendrello


/s/ Alexander Ellis III       Director                              March 31, 2005
---------------------------
Alexander Ellis III


/s/ Stanley I. Garnett II     Director                              March 31, 2005
---------------------------
Stanley I. Garnett II


/s/ James S. Gordon           Director                              March 31, 2005
---------------------------
James S. Gordon


/s/ Thomas C. Leonard         Director                              March 31, 2005
---------------------------
Thomas C. Leonard




EXHIBIT INDEX


EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT

2.1        Purchase  and Sale Agreement for the Seabrook Nuclear Power  Station
           by   and   among  North  Atlantic  Energy  Corporation,  The  United
           Illuminating Company, Great Bay Power Corporation, New England Power
           Company,  The  Connecticut Light and Power Company,  Canal  Electric
           Company,  Little  Bay Power Corporation and New  Hampshire  Electric
           Cooperative,  Inc.  as  Sellers and North  Atlantic  Energy  Service
           Corporation  and FPL Energy Seabrook, LLC as Buyer dated  April  13,
           2002,  filed  as Exhibit 10.1 to the Company's Quarterly  Report  on
           Form 10-Q (File No. 1-12527) on May 15, 2002 and incorporated herein by reference.

2.2 Purchase and Sale Agreement between Citizens Communications Company and Great Bay Hydro Corporation dated as of October 30, 2003, filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q (File
           No. 1-12527) on November 6, 2003 and incorporated herein by reference.

2.3 Agreement and Plan of Merger of HSEMergerCo, Inc. with and into HoustonStreet Exchange, Inc. dated as of April 22, 2004, filed as
           Exhibit 2 to the Company's Quarterly Report on Form 10-Q (File No. 1-
           12527) on August 6, 2004 and incorporated herein by reference.

2.4 Project Development Agreement between Sonerra Resources Corporation and Nacogdoches Gas, LLC dated January 7, 2005. (1)

2.5        Purchase and Sale Agreement among Arcadia Energy II, LLC and Arcadia
           Energy  III,  LLC, as sellers, and Great Bay Hydro  Maine,  LLC  and
           Great Bay Hydro Benton, LLC, as Buyers, relating to the acquisition of all of the Partnership Interests of Benton Falls Associates, L.P.
           dated  as  of  March 16, 2005, filed as Exhibit 2 to  the  Company's
           Current Report on Form 8-K on March 18, 2005 and incorporated herein by reference.

3.1        Certificate of Incorporation of BayCorp Holdings, Ltd., as amended.

3.2        By-laws  of  BayCorp  Holdings, Ltd., filed as Exhibit  3.2  to  the
           Registration  Statement  on  Form  S-4  of  BayCorp  Holdings,  Ltd.
           (Registration Statement 333-3362) filed on April 11, 1996 and incorporated herein by reference.

10.1       Amended  and Restated Purchase Power Agreement between Unitil  Power
           Corp. and Great Bay Power Corporation, dated as of November 1, 2002, filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K
           (File No. 1-12527) for the year ended December 31, 2003 and incorporated herein by reference.

10.2       Third  Amended  and  Restated Rights of First  Refusal  and  Co-Sale
           Agreement dated as of March 30, 2001, by and among BayCorp Holdings,
           Ltd.,  HoustonStreet  Exchange, Inc. and  the  other  parties  named therein,  filed as Exhibit 10.46 to the Company's Annual  Report  on
           Form  10-K (File No. 1-12527) for the year ended December  31,  2001 and incorporated herein by reference.

10. 3* 1996 Stock Option Plan of BayCorp Holdings, Ltd., as amended, filed as Annex III to the Prospectus in the Registration Statement on Form
           S-8 of BayCorp Holdings, Ltd. (Registration Statement 333-3362) filed on June 12, 1996 and incorporated herein by reference.

10. 4* 2001 Non-Statutory Stock Option Plan of BayCorp Holdings, Ltd., filed as Exhibit 99 to the Registration Statement on Form S-8 of BayCorp Holdings, Ltd. (Registration Statement 333-71976) filed on
           October 22, 2001 and incorporated herein by reference.

10.5*      Stock  Option Agreement, dated May 25, 2000, by and between  Anthony
           M.  Callendrello and BayCorp Holdings, Ltd., filed as Exhibit  10.26 to  the Company's Annual Report on Form 10-K (File No. 1-12527)  for
           the  year  ended  December  31,  2001  and  incorporated  herein  by reference.

10.6*      Non-Statutory  Stock  Option Agreement and related  Incentive  Stock
           Option Agreement, each dated May 2, 2001, by and between Anthony  M.
           Callendrello and BayCorp Holdings, Ltd., filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2001 and incorporated herein by reference.



10.7* Retention and Incentive Agreement, dated November 30, 2001, by and between Anthony M. Callendrello and BayCorp Holdings, Ltd., filed as
           Exhibit 10.26 to the Company's Annual Report on Form 10-K (File  No.
           1-12527) for the year ended December 31, 2002 and incorporated herein by reference.

10.8* Retention and Incentive Agreement dated December 3, 2001, by and between Frank W. Getman Jr. and BayCorp Holdings, Ltd., filed as
           Exhibit 10.27 to the Company's Annual Report on Form 10-K (File  No.
           1-12527) for the year ended December 31, 2002 and incorporated herein by reference.

10.9*      1999 Stock Incentive Plan of HoustonStreet Exchange, Inc., filed  as
           Exhibit 10.24 to the Company's Annual Report on Form 10-K (File  No.
           1-12527) for the year ended December 31, 1999 and incorporated herein by reference.

10.10 $10,250,000 Convertible Note from BayCorp Holdings, Ltd. and its wholly owned subsidiaries to Sloan Group Ltd. dated March 15, 2005.

10.11 Pledge Agreement among BayCorp Holdings, Ltd., its wholly owned subsidiaries and Sloan Group Ltd. dated March 15, 2005.

10.12* Incentive Stock Option Agreement dated December 10, 2004 by and between Frank W. Getman Jr. and HoustonStreet Exchange, Inc.

14         Code of Business Conduct filed as Exhibit 14 to the Company's Annual
           Report  on Form 10-K (File No. 1-12527) for the year ended  December
           31, 2003 and incorporated herein by reference.

21         List of Subsidiaries of BayCorp Holdings, Ltd.

23.1       Consent of Vitale, Caturano & Company P.C.

31.1 Certification of President and Chief Executive Officer (principal executive officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2 Certification of President and Chief Executive Officer (principal financial officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.3 Certification of Vice President of Finance and Treasurer (chief accounting officer) pursuant to Exchange Act Rules 13a-14 and 15d-
           14.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002.

32.2       Certification of Vice President of Finance and Treasurer pursuant to
           18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



  * Management contract or compensatory plan or arrangement.

     (1) All disclosure schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Secuities and Exchange Commission upon request.