Form 10-Q
period 2005-03-31
BAYCORP HOLDINGS LTD
filed 2005-05-16
CIK 1012127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 2005

                               or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________ to _____________

Commission file number                            1-12527

                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)
      ----------------------------------------------------

               Delaware                        02-0488443
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)         Identification No.)

  1 New Hampshire Avenue, Suite 125               03801
      Portsmouth, New Hampshire
   (Address of principal executive             (Zip Code)
               offices)

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

Yes   X     No
     ---        ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes         No   X
     ---        ---

              Class                Outstanding at April 30, 2005
 ------------------------------     ---------------------------
  Common Stock, $0.01 Par Value               557,945
            per Share





                                          INDEX

PART I - FINANCIAL INFORMATION:
     Item 1 - Financial Statements:

     Consolidated Statements of Operations -
       Three Months Ended March 31, 2005 and 2004 . . . . . . . . . . . . . . . .     3

     Consolidated Balance Sheets at March 31, 2005
       and December 31, 2004  . . . . . . . . . . . . . . . . . . . . . . . . . .     4

     Consolidated Statements of Cash Flows -
       Three Months Ended March 31, 2005 and 2004 . . . . . . . . . . . . . . . .     5

     Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .     6

     Item 2 - Management's Discussion and Analysis of Financial Condition
       and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .    15

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk  . . . .    27

     Item 4 - Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .    28

PART II - OTHER INFORMATION:

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds  . . .     29

     Item 6 - Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     29

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

     Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                         2005              2004
                                                         ----              ----
Operating Revenues                                       $2,360             $1,034


Operating Expenses
  Purchased Power                                         1,198              1,131
  Unrealized Loss on Energy Contracts                     1,989              1,637
  Production and Transmission                               211                  0
  Administrative & General                                  727                415
  Depreciation, Depletion and Amortization                  270                  0
  Taxes Other Than Income                                    60                 13
                                                        -------            -------
      Total Operating Expenses                            4,455              3,196
Operating Loss                                           (2,095)            (2,162)


Other Income
  Interest and Dividend Income                               42                 55
  Other Income                                               44                  9
                                                        -------            -------
      Total Other Income                                     86                 64

                                                        -------            -------
Loss Before Income Taxes and Minority Interest           (2,009)            (2,098)
Income Taxes                                                225                  0
Minority Interest                                           (20)                 0
                                                        -------            -------
Net Loss                                                ($1,804)           ($2,098)
                                                        =======            =======


Weighted  Average Shares Outstanding -  Basic  and      557,945            629,353
Diluted
Net Loss Per Share - Basic and Diluted                   ($3.23)            ($3.33)

 (The accompanying notes are an integral part of these consolidated statements.)

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                       March 31,       December 31,
                                                          2005             2004
                                                        --------         --------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                $8,093             $9,627
  Accounts Receivable, net                                1,284                639
  Prepayments & Other Assets                                 49                 83
                                                        -------            -------
      Total Current Assets                                9,426             10,349

Other Long Term Assets:
  Restricted Cash - Escrow                                2,936              2,500
  Intangible Asset                                           45                 45
  Gas and Oil Properties, Net                             9,305                670
  Property, Plant and Equipment, net                      2,129                  0
  Other Long Term Assets                                    520                518
                                                        -------            -------
      Total Other Assets                                 14,935              3,733

TOTAL ASSETS                                            $24,361            $14,082
                                                        =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Expenses                    $705               $769
  Accrued Taxes                                              89                 92
  Note Payable                                           10,286                  0
  Other Current Liabilities                                 552                741
                                                        -------            -------
          Total Current Liabilities                      11,632              1,602


Deferred Gain on Energy Contract                          1,469              1,534
Unrealized Loss on Energy Contract - at market            5,478              3,424
Long Term Liability                                       2,480              2,479
Minority Interest in Subsidiary                             239                219
Commitments & Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value
    Authorized - 1,000,000 shares                             -                  -
     Issued and Outstanding - 0 shares
  Common stock, $.01 par value
    Authorized - 4,000,000 shares
    Issued and Outstanding - 557,945 shares                   6                  6
   Additional Paid-in Capital                           (21,431)           (21,475)
   Accumulated Earnings                                  24,488             26,293
                                                        -------            -------
          Total Stockholders' Equity                      3,063              4,824

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $24,361            $14,082
                                                        =======            =======

 (The accompanying notes are an integral part of these consolidated statements.)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)
                                                                  Three Months Ended
                                                                      March 31,
                                                                  2005         2004
                                                                  ----         ----
Net cash flow from operating activities:
    Net loss                                                      ($1,804)    ($2,098)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
         Minority interest expense                                     20           0
         Unrealized loss on the mark-to-market
          of energy contract                                        2,054       1,703
         Amortization of deferred gain on energy contract             (65)        (66)
         Non-cash compensation expense                                 43          43
         Depreciation, depletion and amortization                     270           0
         Increase in accounts receivable                             (642)          0
         Increase in prepaids and other assets                       (404)        (98)
         Decrease in accounts payable and accrued expenses            (66)        (97)
         Decrease in taxes accrued                                     (3)        (13)
         Decrease in miscellaneous and other liabilities             (153)        (16)
                                                                  -------     -------
      Net cash used in operating activities                          (750)       (642)


Net cash provided by investing activities:
          Increase in fixed assets                                 (2,129)          0
          Investment in oil and gas properties                     (8,905)          0
                                                                  -------     -------
      Net cash used in investing activities                       (11,034)          0

Net cash used in financing activities:
         Convertible note                                          10,250           0
         Reacquired capital stock and options                           0        (395)
                                                                  -------     -------
      Net cash provided by (used in) financing activities          10,250        (395)


Net decrease in cash and cash equivalents                          (1,534)     (1,037)
Cash and cash equivalents, beginning of period                      9,627       7,469
                                                                  -------     -------
Cash and cash equivalents, end of period                           $8,093      $6,432
                                                                  =======     =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                     $   27      $   12
                                                                  -------     -------

 (The accompanying notes are an integral part of these consolidated statements.)

                  NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is an unregulated holding company incorporated in Delaware in 1996. As of March 31, 2005, BayCorp had six wholly owned subsidiaries including Great Bay Power Marketing, Inc., Great Bay Hydro Corporation, Nacogdoches Power, LLC, Nacogdoches Gas, LLC, Great Bay Hydro Maine, LLC. and BayCorp Ventures, LLC. BayCorp also held a majority interest in HoustonStreet Exchange, Inc. as of March 31, 2005.

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

  Great Bay Power Marketing, Inc. ("Great Bay Power Marketing"), incorporated in Maine as a wholly owned subsidiary, was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. Effective January 1, 2003, Great Bay Power Marketing assumed the Unitil contract and holds the letter of credit established to secure Great Bay Power Marketing's obligations under the Unitil contract. BayCorp formed BayCorp Ventures, a Delaware limited liability company, as a wholly owned subsidiary, to serve as a vehicle through which the Company can make investments.

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

  In November 2004, BayCorp formed Nacogdoches Gas, LLC ("Nacogdoches Gas"), a New Hampshire limited liability company, as a wholly owned subsidiary. In the fourth quarter of 2004 Nacogdoches Gas entered into agreements with Sonerra Resources Corporation ("Sonerra"), an independent oil and gas exploration, development and operating company, under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement, dated January 7, 2005 with Sonerra, under which Nacogdoches Gas will fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to 15 additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will receive a priority return until its aggregate investment is recovered. Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of four wells. The net revenue interest in each of these four wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. Nacogdoches Gas has a 90% ownership percentage in each of these wells and a 100% cost percentage. This means that Nacogdoches Gas has a working interest that bears 100% of the operating costs of the wells and receives 69.3% of the net revenues from the wells. The first of those wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of March 2005 has produced 134 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005 and through the end of march 2005 has produced approximately 73 million cubic feet of natural gas. The third and fourth wells, Painted Horse, a Rodessa vertical natural gas well, and Whirlwind, a James Lime horizontal natural gas well, are being developed.

  In April 2005, Nacogdoches Gas funded the acquisition of certain natural gas production assets in Nacogdoches County, Texas formerly owned by SunStone Corporation ("SunStone") for approximately $3.4 million. The assets include:




                               Working       Net Revenue          Overriding
Well Name                      Interest        Interest        Royalty Interest
---------                      --------      -----------        ---------------
Kendrick #1-H                   25.1 %           19.3 %              1.7 %
Sitting Bull #1                 25.1 %           19.3 %              1.3 %
Crazy Horse #1                   0.0 %            0.0 %              1.5 %
Soaring Eagle #1                29.2 %           22.4 %              1.1 %
Ten Bears #1                    37.8 %           29.1 %              0.4 %
Ten Bears #2                     0.0 %            0.0 %              0.9 %
Sky Chief #1                    25.1 %*          19.3 %*             2.4 %

*This is a back in interest that will be acquired after the recovery of a 300% non-
consent penalty.



   -  A  75.6% ownership interest in 3D seismic survey data  that
      covers   approximately  49  square  miles  in   Nacogdoches
      County.

   -  A  37.8%  undivided  leasehold  interest  in  approximately
      3,800 acres within the area covered by the 3D seismic survey data.

   - Undivided interests in the Melrose Gas Gathering Pipeline System (the "Melrose System"), located within the Kendrick (James Lime) Field, Nacogdoches County, Texas, consisting of: (i) an undivided 25% interest in the section of the Melrose System originating at mile-post 207.68 marker as a 6" tap in the Texas Eastern line, and extending West through a 6" pipeline to the Sonerra, Kendrick No. 1-H well, (ii) an undivided 29.1552% interest in the section of the Melrose System occurring from the Kendrick No.1 well and extending as a 6" pipeline to the Sonerra, Soaring Eagle No.1 well and (iii) an undivided interest in all rights of way, equipment and appurtenances relating to such segments, and including all facilities and equipment presently existing at and associated with the Texas Eastern tap site and facility.

  Nacogdoches Gas acquired these assets in accordance with the terms of the January 7, 2005 agreement with Sonerra and the Acquisition Agreement dated as of March 22, 2005 among Sonerra, Pinnacle Energy Group, L.C. and Nacogdoches Gas. Under its agreement with Sonerra, Nacogdoches Gas will have a 90% interest and Sonerra will have a 10% interest in these assets until 110% of the $3.4 million purchase price of the SunStone assets and all of the funding provided by Nacogdoches Gas for wells drilled under the January 7, 2005 agreement is recovered. Once Nacogdoches Gas recovers its investment and other operating costs, its interest in all assets will become 50% and Sonerra will own the other 50%.

  In March 2005, BayCorp formed Great Bay Hydro Maine, LLC ("GBH Maine"), a Maine limited liability company, as a wholly owned subsidiary, and formed Great Bay Hydro Benton, LLC ("GBH Benton"), also a Maine limited liability company, as a wholly owned subsidiary of GBH Maine. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, L.P., a limited partnership that owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine ("Benton Falls"), from The Arcadia Companies for approximately $2.2 million. The purchase of Benton Falls was accounted for under the purchase method of accounting and the purchase price was allocated to fixed assets. The Company assumed operating responsibility for Benton Falls, the output of which is sold to Central Maine Power Corporation ("CMP") under a power purchase agreement ("CMP PPA") that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission. The estimated average rate for April 2005 through December 2005 (based on projected monthly generation) is approximately $59.12 per megawatt hour ("MWh".) The results of operations of Benton Falls are included in the Company's financial statements as of the date of acquisition.

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

Sale of Seabrook Ownership
--------------------------

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

NOTE B - DEBT FINANCING

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 Convertible Note (the
"Note") and a Pledge Agreement (the "Pledge Agreement") with Sloan Group Ltd., a Bahamas corporation (the "Sloan Group"). The debt, which accrues interest at 8% per annum and is due and payable in full on December 15, 2005, is convertible by the Sloan Group at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the Note) into shares of BayCorp's common stock, $.01 par value at a price of $14.04 per share. The Note does not allow BayCorp to prepay the debt and provides for a 2% premium on the interest rate in the event of a default. Payment of the Note may be accelerated in the event of a material event of default.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The unaudited financial statements included herein have been prepared on behalf of the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. The Company believes, however, its disclosures herein, when read in conjunction with the Company's audited financial statements for the year ended December 31, 2004 as filed in Form 10-K on March 31, 2005, are adequate to make the information presented not misleading. The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements included in the Company's 10-K. The results for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

  Principles of Consolidation

  BayCorp's Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. In November 2004, BayCorp formed Nacogdoches Gas, which acquired an approximate 10% working interest in two natural gas and oil producing wells in the fourth quarter of 2004. The Company records in its financial statements its proportional share of well revenues and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

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

  Stock Based Compensation

  The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Awards under the Company's plans vest over periods ranging from one to three years. The Company recorded compensation expense of $43,000 in the three months ended March 31, 2005 and 2004 based on the fair value of options granted determined using the Black-Scholes option pricing model.

  Depletion of Oil and Gas Properties

  The Company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been an impairment of the carrying value, and any such impairment is charged to expense in that period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and geological and geophysical expenses, are expensed as incurred. The provision for depletion is based upon the units of production method.

  Asset Retirement Obligation

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities. The estimated liability is based upon historical experience in plugging and abandoning wells, estimated remaining lives of those wells, estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free interest rate or remaining lives of the wells, or if federal of state regulators enact new plugging and abandonment requirements.

NOTE D - COMMITMENTS AND CONTINGENCIES

Purchased Power Agreements
--------------------------

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

  Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value. In accordance with the FASB's EITF issue no. 02-03 the inception gain (initial value of $2.1 million) on the Unitil PPA has been deferred and will be recognized over the life of the contract. The fair value of the contract was a negative $5.5 million as of March 31, 2005 and was negative $3.4 million as of December 31, 2004. The deferred gain on the contract was $1.5 million as of March 31, 2005 and as of December 31, 2004. These amounts are reflected in the Company's balance sheet.

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

NOTE E - OIL AND GAS ACTIVITIES

  The following summarizes selected information with respect to oil and gas producing activities.

                                             Quarter ended
                                             March 31, 2005
                                            ---------------
                                            ( in thousands)
   Oil and Gas properties:
   Properties subject to depletion               $6,447
   Unproved properties                            2,260
                                                 ------
     Total                                        8,707
   Accumulated depletion                            290
                                                 ------
     Net                                         $8,417
                                                 ======

  The Company's proved oil and gas reserves are located in the United States. The following schedule is presented in accordance with SFAS No. 69 ("SFAS 69"), "Disclosures about Oil and Gas Producing Activities," to provide users with a common base for preparing estimates of future cash flows and comparing reserves among companies.

  Reserves of crude oil, condensate, natural gas liquids and natural gas are estimated by engineering consultants and are adjusted to reflect contractual agreements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.

  The SEC defines proved reserves as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves which can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered as a result of additional investments for drilling new wells to offset productive units, recompleting existing wells, and/or installing facilities to collect and transport production.

  Production  quantities  shown are net  volumes  withdrawn  from reservoirs. These may differ from sales quantities due to inventory changes, and especially in the case of natural gas, volumes consumed for fuel and/or shrinkage from extraction of natural gas liquids.

  Quantities of Proved Natural Gas Reserves (Mmcf):

Balance December 31, 2004                              149
  Revisions                                              0
  Extensions, discoveries and additions                  0
  Purchases                                          3,580
  Sales                                                  0
  Production                                          (152)
                                                  --------
Balance, March 31, 2005                              3,577

NOTE F -  INVESTMENT IN HOUSTONSTREET

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

  Prior to the recapitalization, BayCorp held a minority ownership interest in HoustonStreet and accounted for HoustonStreet under the equity method. Summarized financial information for HoustonStreet, prior to consolidation, is as follows:

     HoustonStreet:                          March 31, 2004
     --------------                          --------------
     Total Assets                               $     564
     Total Liabilities                             13,835
     Net Sales                                        168
     Net Income (Loss)                               (342)
     Company's equity in Net Income                  (170)


NOTE G - EQUITY

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

  As of March 31, 2005 there were 557,945 shares outstanding and options to purchase 212,538 shares, 170,038 of which were exercisable.

  BayCorp has never paid cash dividends on its common stock. Any future dividends depend on future earnings, BayCorp's financial condition and other factors.

NOTE H - SEGMENT INFORMATION

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

     BayCorp is a holding company for Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power, Nacogdoches Gas, Great Bay Hydro Maine and HoustonStreet. The Company operates primarily in three segments, each of which is managed separately because each segment sells distinct products and services. Great Bay Power Marketing, Great Bay Hydro and Great Bay Hydro Maine constitute the electricity generation and trading business segment, whose principal assets are the Unitil PPA and hydroelectric facilities of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont and a 4.3 megawatt hydroelectric generation plant in Benton, Maine. Nacogdoches Gas constitutes the oil and gas production and sales segment, whose principal assets are its interests in oil and gas wells in East Texas. HoustonStreet, representing the crude oil and refined products trading exchange segment, developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

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





 BayCorp Holdings, Ltd
   As of and for the        Electricity    Oil and
   three months ended       Generation       Gas      Houston-               Inter-
        March 31                and        Produc-     Street                company
        ($000's)              Trading       tion        (1)        Other      Elim       Total
-----------------------------------------------------------------------------------------------
2005
----
Revenues                     $1,186          $931        $243          $0         $0     $2,360
Operating Expenses            3,514           534         201         485       (279)     4,455
Segment Net Income (Loss)    (2,319)          398          31         117        (31)    (1,804)
Total Assets                 10,603         9,944         629      25,098    (21,914)    24,360
 -----------------------------------------------------------------------------------------------
2004
----
Revenues                     $1,034           -           -           -         -        $1,034
Operating Expenses            2,880           -           -           451       (135)     3,196
Segment Net Loss             (1,844)          -           -          (254)      -        (2,098)
Total Assets                  4,740           -           -        11,266     (4,043)    11,963
 -----------------------------------------------------------------------------------------------


(1) Includes HoustonStreet. BayCorp began consolidating HoustonStreet as of May 1, 2004. See "Note A. The Company."

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

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

  SFAS 123R will be effective as of the first annual reporting period that begins after December 15, 2005. Since January 2003, the Company used the fair value based method recognition of compensation expense and is required to apply the modified prospective application transition method under SFAS 123R. The modified prospective application transition method requires the application of this standard to all new awards issued after the effective date, all modifications, repurchased or cancellations of existing awards after the effective date, and unvested awards at the effective date.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.
----------------------------------------------------------

Overview

  BayCorp derived its revenues primarily through energy sales activities by Great Bay Power Marketing, Great Bay Hydro, Great Bay Hydro Maine and Nacogdoches Gas in the first quarter of 2005 and from Great Bay Power Marketing in the first quarter of 2004.

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

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of four wells. The net revenue interest in each of these four wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. Nacogdoches Gas has a 90% ownership percentage in each of these wells and a 100% cost percentage. This means that Nacogdoches Gas has a working interest that bears 100% of the operating costs of the wells and receives 69.3% of the net revenues from the wells. The first of those wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of
March 2005 has produced approximately 134 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005 and through the end of March 2005 as produced approximately 73 million cubic feet of natural gas. The third and fourth wells,
Painted Horse, a Rodessa vertical natural gas well , and Whirlwind, a James Lime horizontal natural gas well, are being developed.

  Expenses for the first quarter of 2004 and 2003 primarily consisted of the cost of purchased power, production, general and administrative costs and unrealized losses for the mark to market of the Company's energy contract.

  As of May 1, 2004, BayCorp began consolidating HoustonStreet for financial reporting purposes and HoustonStreet revenues and expenses are reflected in the Company's financials as of that date. See "Note E. Investment in HoustonStreet."

  The following discussion focuses solely on operating revenues and operating expenses and is presented in a substantially consistent manner for all of the periods presented.

Results of Operations: First Quarter of 2005 Compared to the
First Quarter of 2004
------------------------------------------------------------

Operating Revenues

  BayCorp's operating revenues increased by approximately $1,326,000 to $2,360,000 in the first quarter of 2005 as compared to $1,034,000 in the first quarter of 2004. Total revenues for the first quarter of 2005 included approximately $985,000 generated from Great Bay Power Marketing's long-term power sales contract with Unitil and approximately $25,000 in net revenues from Great Bay Power Marketing's energy commodity trading activity. The gross retail sales volume of energy commodity trading activity was approximately $513,000 and the related cost of sales was approximately $488,000. Great Bay Hydro generated revenues in the first quarter of 2005 of approximately $148,000 from the sale of electricity and Nacogdoches Gas generated revenues of approximately $931,000 from the sale of natural gas. HoustonStreet generated revenues of approximately $243,000.
Consolidated   operating  revenues  in  2004  were  approximately
$1,034,000 and were derived solely from Great Bay Power Marketing's long-term power sales contract with Unitil.

  The Company realized an average selling price for electricity sold under the Unitil sales contract of 5.03 cents per kilowatt hour ("kWh") for the first quarters of both 2005 and 2004. The cost of power purchased to supply this contract was approximately
6.12 cents per kWh for the first quarter of 2005 and approximately 5.78 cents per kWh for the first quarter of 2004. For the first quarter of 2005, the Company realized an average selling price for electricity generated and sold by Great Bay Hydro of approximately 6.18 cents per kWh and Great Bay Hydro's cost of generating power (determined by dividing total operating expenses by kWhs sold during the applicable period) was approximately 12.06 cents per kWh.

Expenses

  Great Bay Power Marketing purchases power to satisfy its power supply obligation under the Unitil contract. Purchased power expenses increased by approximately $67,000, or 5.9%, to $1,198,000 in the first quarter of 2005 as compared to $1,131,000 in the first quarter of 2004.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $1,989,000 in the first quarter of 2005 as compared to a net unrealized loss of approximately $1,637,000 in the first quarter of 2004. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the first quarter of 2004 and have continued to rise into the first quarter of 2005 primarily due to increases in the forward price of natural gas. In the New England Power Pool ("NEPOOL"), power generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL.

Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.

  Production and transmission expenses were approximately $211,000 in the first quarter of 2005 and reflect plant operating expenses Great Bay Hydro and at Benton Falls. There were no production and transmission expenses in the first quarter of 2004.

  Administrative and general expenses increased approximately $312,000, or 75.2%, to $727,000 in the first quarter of 2005 as compared to $415,000 in the first quarter of 2004. This increase is primarily attributable to administrative and general expenses associated with the Company's operations at Great Bay Hydro, Great Bay Hydro Maine, Nacogdoches Gas, Nacogdoches Power and at HoustonStreet. There were no expenses associated with these operations in the first quarter of 2004.

  Depreciation, depletion and amortization was approximately $270,000 in the first quarter of 2005 and represents depletion of Nacogdoches lease acquisition costs and development costs for the first quarter of 2005. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. The provision for depletion is based upon the units of production method. There were no similar expenses in the first quarter of 2004.

  Taxes other than income increased approximately $47,000, to $60,000 in the first quarter of 2005 as compared to $13,000 in the first quarter of 2004 primarily due to Great Bay Hydro property taxes. There was no property tax expense in the first quarter of 2004.

  Total   other  income  increased  approximately  $247,000,   to
$311,000 in the first quarter of 2005 as compared to $64,000 in the first quarter of 2004. This increase was primarily attributable to a refund of $225,000 from the State of New Hampshire for overpayment of prior year state income taxes.

Net Loss

  As a result of the above factors, for the first quarter of 2005, the Company recorded a net loss of approximately $1,804,000, or $3.23 per share, as compared to a net loss of approximately $2,098,000, or $3.33 per share, for the first quarter of 2004.

Liquidity and Capital Resources

  As of March 31, 2005, BayCorp had approximately $8,093,000 in cash and cash equivalents. The Company had approximately $2,500,000 in restricted cash as required by the terms of the Unitil PPA and approximately $436,000 in restricted cash as required by the terms of the CMP PPA The restricted cash is reflected as a long term asset in the Company's financial statement. The Company also had approximately $520,000 in a cash deposit at ISO New England ("ISO NE"). The Company purchases a portion of its power needed for resale from ISO NE and ISO NE requires financial assurance to protect NEPOOL against a payment default of one of its participants. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and Benton Falls, and from the sale of natural gas and oil by Nacogdoches Gas, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005.

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 Convertible Note and a Pledge Agreement with Sloan Group Ltd., a Bahamas corporation. The debt, which accrues interest at 8% per annum and is due and payable in full on December 15, 2005, is convertible by the Sloan Group at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the Note) into shares of BayCorp's common stock, $.01 par value at a price of $14.04 per share. The Note does not allow BayCorp to prepay the debt and provides for a 2% premium on the interest rate in the event of a default. Payment of the Note may be accelerated in the event of a material event of default, which is customary for this type of financing. See "Note B. Debt Financing." If payment on the
Note is required on December 15, 2005, the Company may seek additional financing.

  The Company had a net loss in the first quarter of 2005 of approximately $1,804,000. There was a non-cash charge for an unrealized loss on the mark-to-market of the Unitil PPA of approximately $2,054,000 and a non-cash recognition of deferred gain on the Unitil PPA of approximately $65,000. The value of this contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the first quarter of 2005 primarily due to increases in the forward price of natural gas. Power generating plants that use natural gas as a fuel source are increasingly on the margin and therefore are setting the forward price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly dependent on the price of natural gas. Other non-cash charges included compensation expense of approximately $43,000 for the variable accounting of certain employee stock options, $36,000 in interest expense on the convertible note, approximately $20,000 for minority interest and approximately $270,000 for depreciation, depletion and amortization.

  An increase in accounts receivable in the first quarter of 2005 of approximately $642,000 was primarily attributable to accounts receivable at Nacogdoches Gas. An increase of approximately $404,000 in prepaids and other assets was primarily attributable to $436,000 that has been escrowed as required by the terms of the CMP PPA with Benton Falls.

  A   decrease  in  accounts  payable  and  accrued  expenses  of approximately $66,000 was primarily attributable to a reduction in accounts payable as of March 31, 2005.

     Cash flows from investing activities included cash expenditures of approximately $2,129,000 for fixed assets as part of the Benton Falls purchase. See "Note A. The Company." Investing activities in the first quarter of 2005 also included investments by Nacogdoches Gas of approximately $8.9 million for interests in four oil and natural gas wells. See "Note A. The Company."

  The Company's contractual obligations as of March 31, 2005 were as follows:

                                                         More
  Contractual             Less Than    1-3     3-5      Than 5
  Obligations    Total    One Year    Years   Years      Years
  -----------    -----    --------    -----   -----      -----
  Office Space  $26,400    $26,400      0       0          0
  Lease

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

  Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities, and this amount is reflected in the Company's financial statements. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the FERC on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million for FERC compliance. The Company's balance sheet as of March 31, 2005 reflects short-term and long-term liabilities of $532,000 and $2,479,000, respectively, for the estimated remaining cost of FERC compliance. The Company expects to complete the requirements of FERC license within those amounts.

  The Company formed Nacogdoches Power in 2004, and through this subsidiary, acquired the development rights to the Sterne Power project in the town of Sacul in Nacogdoches County, Texas. The Sterne project was initially designed and has been permitted as a nominal 1000 MW plant. The project received its air quality permit in December 2002, and the air quality permit currently is effective through December 7, 2005. An additional eighteen-month extension to the permit may be requested by Nacogdoches Power. The wastewater discharge permit is currently effective through August 1, 2006. The project has an option to purchase the land for the project and options to acquire easements for transmission lines and/or gas pipelines. Those options have varying expiration dates in 2005 and 2006 and are either being extended or exercised. Nacogdoches Power is currently evaluating the plant configuration. Further, Nacogdoches Power is seeking to enter into power offtake contracts, although none have been executed. A schedule for the development of the project has not been established. The total cost of the Sterne project will depend on the final plant design and will require substantial additional financing. The amount and type of any such financing has not been determined.

  As part of its efforts to secure a natural gas supply for the Sterne Power project, the Company determined that significant natural gas and oil exploration and production activities were being carried out in Nacogdoches County, Texas near the location of the Sterne Power project. It was through this process that the Company identified the oil and gas development opportunity with Sonerra.

  The Company formed Nacogdoches Gas in 2004, and in the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement dated January 7, 2005 with Sonerra, under which Nacogdoches Gas will fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of four wells. The net revenue interest in each of these four wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. Nacogdoches Gas has a 90% ownership percentage in each of these wells and a 100% cost percentage. This means that Nacogdoches Gas has a working interest that bears 100% of the operating costs of the wells and receives 69.3% of the net revenues from the wells. The first of those wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of March 2005 has produced 134 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005 and through the end of March 2005 has produced approximately 73 million cubic feet of natural gas. The third and fourth wells, Painted Horse, a Rodessa vertical natural gas well, and Whirlwind, a James Lime horizontal natural gas well, are being developed.

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

  The total cost of an individual well typically ranges from $2.0 million to $3.5 million and includes the acquisition of leases for the land, the drilling and completion of the wells and the construction of extensions of the gas gathering system. The total cost depends on the type of well, the amount of land required for the production unit, the length of gas gathering pipeline and the completion technique. If Nacogdoches Gas exercises its option to participate in additional well prospects, it will need to raise additional capital to do so.

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

  In April 2005, Nacogdoches Gas funded the acquisition of certain natural gas production assets in Nacogdoches County, Texas formerly owned by SunStone Corporation ("SunStone") for approximately $3.4 million. The assets include:

                                         Net         Overriding
                          Working      Revenue        Royalty
Well Name                 Interest     Interest       Interest
---------                 --------     --------       --------

Kendrick #1-H             25.1 %         19.3 %        1.7 %
Sitting Bull #1           25.1 %         19.3 %        1.3 %
Crazy Horse #1             0.0 %          0.0 %        1.5 %
Soaring Eagle #1          29.2 %         22.4 %        1.1 %
Ten Bears #1              37.8 %         29.1 %        0.4 %
Ten Bears #2               0.0 %          0.0 %        0.9 %
Sky Chief #1              25.1 %*        19.3 %*       2.4 %

*This is a back in interest that will be acquired after the recovery of a 300% non-consent penalty.

  -   A  75.6% ownership interest in 3D seismic survey data  that
      covers   approximately  49  square  miles  in   Nacogdoches
      County.

  -   A  37.8%  undivided  leasehold  interest  in  approximately
      3,800 acres within the area covered by the 3D seismic survey data.

  - Undivided interests in the Melrose Gas Gathering Pipeline System (the "Melrose System"), located within the Kendrick (James Lime) Field, Nacogdoches County, Texas, consisting of: (i) an undivided 25% interest in the section of the Melrose System originating at mile-post 207.68 marker as a 6" tap in the Texas Eastern line, and extending West through a 6" pipeline to the Sonerra, Kendrick No. 1-H well, (ii) an undivided 29.1552% interest in the section of the Melrose System occurring from the Kendrick No.1 well and extending as a 6" pipeline to the Sonerra, Soaring Eagle No.1 well and (iii) an undivided interest in all rights of way, equipment and appurtenances relating to such segments, and including all facilities and equipment presently existing at and associated with the Texas Eastern tap site and facility.

  Nacogdoches Gas acquired these assets in accordance with the terms of the January 7, 2005 agreement with Sonerra and the Acquisition Agreement dated as of March 22, 2005 among Sonerra, Pinnacle Energy Group, L.C. and Nacogdoches Gas. Under its agreement with Sonerra, Nacogdoches Gas will have a 90% interest and Sonerra will have a 10% interest in these assets until 110% of the $3.4 million purchase price of the SunStone assets and all of the funding provided by Nacogdoches Gas for wells drilled under the January 7, 2005 agreement is recovered. Once Nacogdoches Gas recovers its investment and other operating costs, its interest in all assets will become 50% and Sonerra will own the other 50%.

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

Critical Accounting Policies

  Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 to the Consolidated Financial Statements in the Company's Form 10-K, filed March 31 2005, is a summary of the significant accounting policies used in the preparation of the Company's financial statements. The following is a discussion of the most critical accounting policies used historically by the Company.

Stock Options

  The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation."
Awards under the Company's plans vest over periods ranging from one to three years.

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

Energy Marketing
                               23

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

Depletion of Oil and Gas Properties

  The Company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been an impairment of the carrying value, and any such impairment is charged to expense in that period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and geological and geophysical expenses, are expensed as incurred. The provision for depletion is based upon the units of production method.

Asset Retirement Obligation

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities. The estimated liability is based upon historical experience in plugging and abandoning wells, estimated remaining lives of those wells, estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free interest rate or remaining lives of the wells, or if federal of state regulators enact new plugging and abandonment requirements.

Forward Looking Statements and Certain Factors That May Affect
Future Results
--------------------------------------------------------------

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

  Liquidity Need. As of March 31, 2005, BayCorp had approximately $11.0 million in cash and cash equivalents, restricted cash and short-term investments. On March 15, 2005, BayCorp closed a $10.25 million convertible debt financing with Sloan Group Ltd. The debt, which accrues interest at 8% and is due on December 15, 2005, is convertible at any time between November 15, 2005 and December 15, 2005 into shares of the Company's common stock at a price of $14.04 per share. BayCorp used proceeds from the financing to finance the acquisition of Benton Falls by GBH Maine and GBH Benton and intends to use proceeds from the financing to continue the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra and for other strategic and general corporate purposes. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and Benton Falls, and from the sale of natural gas and oil by Nacogdoches Gas, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

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

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk
--------------------------------------------------------------

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

  The Unitil PPA was entered into for purposes other than trading and is subject to commodity price risk. The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay Power Marketing tracks market exposure on its forward firm energy contract in a mark-to-market model that is updated daily with current market prices and is reflected in the Company's balance sheet. The positive, or negative, value of the forward firm power commitment represents an estimation of the gain, or loss, that Great Bay Power Marketing would have experienced if open firm commitments were covered at then-current market prices. Great Bay Power Marketing had net unrealized losses in the first quarters of 2005 and 2004 of approximately $1,989,000 and $1,637,000, respectively, on its forward firm energy contract.

  The Company does not purchase derivative commodity instruments to hedge its exposure to commodity price risk. The generation and sale of electricity by Great Bay Hydro of approximately 4 megawatts functions as a physical hedge against the commodity risk.

  The following table provides information about the Company's forward firm energy contract that is subject to changes in commodity prices, showing the fair value of the contract as of March 31, 2005 and 2004 and the unrealized loss for those periods.

                          March 31,      March 31,
                             2005           2004
                          ---------      ---------
                             (Dollars in thousands)

Fair Value (3/31)          ($5,479)       ($1,699)
Unrealized Gain (Loss)     ($2,054)       ($1,703)

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

Part II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of
Proceeds
-----------------------------------------------------------

Share Repurchase Plan.

     The following table summarizes repurchases of BayCorp stock during the fiscal quarter ended March 31, 2005:



                                                                          Maximum Number
                                              Total Number of Shares    of Shares that May
                                               Purchased as Part of      Yet Be Purchased
                                             Publicly Announced Plans   Under the Plans or
   Period       Shares       Average Price         or Programs             Programs (1)
   ------     Repurchased      Per Share     ------------------------    ----------------
Quarter 1 -
2005                0             --                    --                   100,024



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




                      BayCorp Holdings, Ltd.


May 16, 2005            /s/  Frank W. Getman Jr.
                      -------------------------------------
                        Frank W. Getman Jr.
                        President and Chief Executive Officer and
                        Principal Financial Officer

                          EXHIBIT INDEX


..





Exhibit No   Description
----------   -----------
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

99 BayCorp Holdings, Ltd. Earnings Release for the quarter ended March 31, 2005.