Form 10-Q
period 2005-06-30
BAYCORP HOLDINGS LTD
filed 2005-08-05
CIK 1012127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2005
                                 -------------
                               Or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________ to _____________

Commission file number                       1-12527
                                             -------

                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)
      -----------------------------------------------------

           Delaware                         02-0488443
------------------------------         -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

    1 New Hampshire Avenue
           Suite 125
   Portsmouth, New Hampshire                  03801
  --------------------------              --------------
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

Yes   X     No
     ---        ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes        No  X
    ---       ---
             Class                 Outstanding at July 15, 2005
------------------------------    -----------------------------
 Common Stock, $0.01 Par Value               571,364
           per Share

                               INDEX

PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

Consolidated Statements of Operations -
   Three and Six Months Ended                                  3
   June 30, 2005 and 2004  . . . . . . . . . . . . . . .

Consolidated Balance Sheets at June 30, 2005
    and December 31, 2004  . . . . . . . . . . . . . . .       4

Consolidated Statements of Cash Flows -
    Six Months Ended June 30, 2005 and 2004  . . . . . .       5

Notes to Financial Statements  . . . . . . . . . . . . .       6

Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . .      15

Item 3 - Quantitative and Qualitative
    Disclosures About Market Risk  . . . . . . . . . . .      28

Item 4 - Controls and Procedures . . . . . . . . . . . .      28

PART II - OTHER INFORMATION:

Item 2 - Unregistered Sales of Equity Securities
    and Use of Proceeds  . . . . . . . . . . . . . . . .      29

Item 4 - Submission of Matters to a Vote of
    Security Holders . . . . . . . . . . . . . . . . . .      29

Item 6 - Exhibits  . . . . . . . . . . . . . . . . . . .      30

Signatures . . . . . . . . . . . . . . . . . . . . . . .      31

Exhibit Index  . . . . . . . . . . . . . . . . . . . . .      32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                  Three Months             Six Months
                                                 Ended June 30,          Ended June 30,
                                                 ---------------         --------------
                                                2005        2004        2005        2004
                                                ----        ----        ----        ----
Operating Revenues                              $3,474      $1,443      $5,834       $2,477

Operating Expenses
  Purchased Power                                1,153         998       2,351        2,129
  Unrealized Loss on Energy Contracts            1,399         716       3,388        2,353
  Production and Transmission                    2,317          22       2,528           22
  Administrative & General                         805         586       1,532        1,000
  Depreciation, Depletion and Amortization         429           0         699            0
  Taxes Other Than Income                           61          17         121           30
                                               -------     -------     -------      -------
      Total Operating Expenses                   6,164       2,339      10,619        5,534

Operating Loss                                  (2,690)       (896)     (4,785)      (3,057)

Other Income (Deductions)
  Interest and Dividend Income                      29          44          71           99
  Other Income (Deductions)                       (123)        667         (79)         676
                                               -------     -------     -------      -------
      Total Other Income (Deductions)              (94)        711          (8)         775
                                               -------     -------     -------      -------
Loss Before Income Taxes, Minority Interest
  And   Extraordinary Item                      (2,784)       (185)     (4,793)      (2,282)
Income Taxes                                         0           0         225            0
Minority Interest                                  (25)          2         (45)           2
                                               -------     -------     -------      -------
Loss Before Extraordinary Item                  (2,809)       (183)     (4,613)      (2,280)
Extraordinary Item                                   -         278           -          278
                                               -------     -------     -------      -------
Net Income (Loss)                              ($2,809)        $95     ($4,613)     ($2,002)
                                               =======     =======     =======      =======

Weighted Average Shares Outstanding -
  Basic and Diluted                            564,581     592,833     561,281      611,093
Loss Per Share before Extraordinary Item -
  Basic and Diluted                             ($4.98)     ($0.31)     ($8.22)      ($3.73)
Extraordinary Item Income Per Share -
  Basic and Diluted                                  -       $0.47           -        $0.45
Net Income (Loss) Per Share -
  Basic and Diluted                             ($4.98)      $0.16      ($8.22)      ($3.28)



 (The accompanying notes are an integral part of these consolidated statements.)



                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                              June 30,        December 31,
                                                                2005              2004
                                                             -----------       -----------
ASSETS
Current Assets:
  Cash & Cash Equivalents                                        $2,260            $9,627
  Accounts Receivable, net                                        1,456               639
  Prepayments & Other Assets                                         96                83
                                                                -------           -------
      Total Current Assets                                        3,812            10,349

Other Long Term Assets:
  Gas and Oil Properties, Net                                    16,976               670
  Property, Plant and Equipment, net                              2,190                 0
  Restricted Cash - Escrow                                        2,936             2,500
  Intangible Asset                                                   45                45
  Other Long Term Assets                                            522               518
                                                                -------           -------
      Total Other Assets                                         22,669             3,733

                                                                -------           -------
TOTAL ASSETS                                                    $26,481           $14,082
                                                                =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Expenses                            $502              $769
  Accrued Taxes                                                     107                92
  Note Payable                                                   13,926                 0
  Other Current Liabilities                                         410               741
                                                                -------           -------
          Total Current Liabilities                              14,945             1,602

Deferred Gain on Energy Contract                                  1,403             1,534
Unrealized Loss on Energy Contract - at market                    6,944             3,424
Long Term Liability                                               2,479             2,479
Minority Interest in Subsidiary                                     262               219

Commitments & Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value
     Authorized - 1,000,000 shares;
      Issued and Outstanding - 0 shares                               -                 -
  Common stock, $.01 par value
     Authorized - 4,000,000 shares;
     Issued and Outstanding - 571,364 and 557,945
      shares, respectively                                            6                 6
  Additional Paid-in Capital                                    (21,237)          (21,475)
  Accumulated Earnings                                           21,679            26,293
                                                                -------           -------
          Total Stockholders' Equity                                448             4,824

                                                                -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $26,481           $14,082
                                                                =======           =======

 (The accompanying notes are an integral part of these consolidated statements.)



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                      Six Months Ended
                                                                          June 30,
                                                                      2005        2004
                                                                      ----        ----
Net cash flow from operating activities:
  Net loss                                                           ($4,613)     ($2,002)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
       Minority interest                                                  45           (2)
       Extraordinary gain, net of tax                                      0         (278)
       Unrealized loss on the mark-to-market of energy contract        3,520        2,485
       Amortization of deferred gain on energy contract                 (132)        (132)
       Non-cash compensation expense                                      57           86
       Depreciation, depletion and amortization                          699            0
       Increase in accounts receivable                                  (816)        (366)
       (Increase) decrease in prepaids and other assets                 (452)       1,220
       Increase (decrease) in accounts payable and
         accrued expenses                                               (269)         110
       Increase (decrease) in taxes accrued                               15          (13)
       Decrease in miscellaneous and other liabilities                   (69)        (953)
                                                                     -------      -------
    Net cash provided by (used in) operating activities               (2,015)         155

Net cash provided by (used in) investing activities:
        Acquisition of Benton Falls                                   (2,220)           0
        Investment in oil and gas properties                         (16,975)           0
        Investment in HoustonStreet                                       (2)           0
        Consolidation of HoustonStreet                                     0          393
                                                                     -------      -------
    Net cash provided by (used in) investing activities              (19,197)         393

Net cash provided by (used in) financing activities:
       Stock option exercise                                             180            0
       Convertible note                                               13,665            0
       Reacquired capital stock and options                                0       (1,074)
                                                                     -------      -------
    Net cash provided by (used in) financing activities               13,845       (1,074)

Net decrease in cash and cash equivalents                             (7,367)        (526)
Cash and cash equivalents, beginning of period                         9,627        7,469
                                                                     -------      -------
Cash and cash equivalents, end of period                              $2,260       $6,943
                                                                     =======      =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for income taxes                        $    27          $12
                                                                     -------      -------


 (The accompanying notes are an integral part of these consolidated statements.)

                   NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is an unregulated holding company incorporated in Delaware in 1996. As of June 30, 2005, BayCorp had six wholly owned subsidiaries including Great Bay Power Marketing, Inc., Great Bay Hydro
Corporation, Nacogdoches Power, LLC, Nacogdoches Gas, LLC, Great Bay Hydro Maine, LLC and BayCorp Ventures, LLC. BayCorp also held a majority interest in HoustonStreet Exchange, Inc. as of June 30, 2005.

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

  Great Bay Power Marketing, Inc. ("Great Bay Power Marketing"), incorporated in Maine as a wholly owned subsidiary, was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. Effective January 1, 2003, Great Bay Power Marketing assumed the Unitil contract and holds the letter of credit established to secure Great Bay Power Marketing's obligations under the Unitil contract. BayCorp formed BayCorp Ventures, LLC ("BayCorp Ventures"), a Delaware limited liability company, as a wholly owned subsidiary, to serve as a vehicle through which the Company can make investments.

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

  In October 2004, the Company formed Nacogdoches Power, LLC ("Nacogdoches Power"), a New Hampshire limited liability company, as a wholly owned subsidiary. Nacogdoches Power acquired the development rights to the Sterne Power project in the town of Sacul in Nacogdoches County, Texas. The Sterne project was initially designed and has been permitted as a nominal 1000 MW gas-fired power plant. The project received its air quality permit in
December 2002, which is effective through December 7, 2005. An additional eighteen-month extension to the permit may be requested by Nacogdoches Power. A wastewater discharge permit is currently effective through August 1, 2006. Nacogdoches Power has an option to purchase the land for the project and options to acquire easements for transmission lines and/or gas pipelines. Those options have varying expiration dates in 2005 and 2006 and are either being extended or exercised. Nacogdoches Power is seeking to enter into power off-take contracts, although none have been executed. A schedule for the development of the project has not been established. The total cost of the Sterne project will depend on the final plant design and will require substantial additional financing. The amount, type and availability of any such financing has not been determined.

  As part of its efforts to secure a natural gas supply for the Sterne Power project, the Company determined that significant natural gas and oil exploration and production activities were being carried out in Nacogdoches County, Texas near the location of the Sterne Power project. It was through this process that the Company identified the oil and gas development opportunity with Sonerra Resources Corporation ("Sonerra") an independent oil and gas exploration, development and operating company.

  In November 2004, BayCorp formed Nacogdoches Gas, LLC ("Nacogdoches Gas"), a New Hampshire limited liability company, as a wholly owned subsidiary. In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra, under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement, dated January 7, 2005 with Sonerra, under which Nacogdoches Gas would fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to fifteen additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will receive a priority return until its aggregate investment is recovered.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of six wells. The net revenue interest in each of these six wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. Nacogdoches Gas funded 100% of the cost of developing the first four wells and has a 90% working interest in these wells. This means that Nacogdoches Gas bears 90% of the operating costs of the wells and receives 69.3% of the net revenues from the wells. Nacogdoches Gas funded 85% of the cost of developing the next two wells and has a 76.5% working interest in those wells. This means that Nacogdoches Gas bears 76.5% of the operating costs of these two wells and receives 58.9% of the net revenues from the wells.

  The first of the six wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of June 2005 has produced 211 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005 and through the end of June 2005 has produced approximately 180 million cubic feet of natural gas. The fourth well, Whirlwind, a James Lime horizontal natural gas well, began production in May 2005 and has produced approximately 79 million cubic feet of natural gas. The fifth and sixth wells, Looking Glass and Thunder Chief, both James Lime horizontal natural gas wells, are being developed.

  The third well developed under its joint development agreement with Sonerra, Painted Horse, was drilled as a vertical well. After initial promising flow rates, this well did not produce commercial amounts of natural gas. There is currently no production from this well, and Sonerra and Nacogdoches Gas are evaluating their options for this well. These options include completion in another interval, which would require additional funding, or abandonment of the well. The estimated cost of this well is approximately $2.1 million. Due to the impairment of this well, the Company has written off the cost of this well and recorded exploration expense of approximately $2.1 million. This amount is reflected in the accompanying financial statements. The cost of this well will be included in the total costs that are to be recovered from producing wells before BayCorp's net working interest is reduced from 90% to 50% in accordance with the joint development agreement with Sonerra.

  In April 2005, Nacogdoches Gas funded the acquisition of certain natural gas production assets in Nacogdoches County, Texas formerly owned by SunStone Corporation ("SunStone") for approximately $3.4 million. Nacogdoches Gas acquired these assets in accordance with the terms of the January 7, 2005 agreement with Sonerra and the Acquisition Agreement dated as of March 22, 2005 among Sonerra, Pinnacle Energy Group, L.C. and Nacogdoches Gas. Under its agreement with Sonerra, Nacogdoches Gas will have a 90% interest and Sonerra will have a 10% interest in these assets until 110% of the $3.4 million purchase price of the SunStone assets and all of the funding provided by Nacogdoches Gas for wells drilled under the January 7, 2005 agreement is recovered. Once Nacogdoches Gas recovers its investment and other operating costs, its interest in all assets will become 50% and Sonerra will own the other 50%. The Company accounted for this acquisition using purchase accounting.

  In  March  2005, BayCorp formed Great Bay Hydro Maine, LLC  ("GBH
Maine"), a Maine limited liability company, as a wholly owned subsidiary, and formed Great Bay Hydro Benton, LLC ("GBH Benton"), also a Maine limited liability company, as a wholly owned subsidiary of GBH Maine. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, L.P. ("Benton Falls"), a limited partnership that owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine, from The Arcadia Companies for approximately $2.2 million. The purchase of Benton Falls was accounted for under the purchase method of accounting and the purchase price was allocated to fixed assets. The Company assumed operating responsibility for Benton Falls, the output of which is sold to Central Maine Power Corporation ("CMP") under a power purchase agreement ("CMP PPA") that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission. The estimated average rate for July 2005 through December 2005 (based on projected monthly generation) is approximately $52.77 per megawatt hour ("MWh".) The results of operations of Benton Falls are included in the Company's financial statements as of the date of acquisition.

  BayCorp also owns shares representing approximately 59.8% of  the
outstanding   common   shares  of  HoustonStreet   Exchange,   Inc.
("HoustonStreet"), which was incorporated in Delaware in 1999. HoustonStreet developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States. A recapitalization of HoustonStreet was completed in the second quarter of 2004, and as a result, BayCorp's ownership interest in HoustonStreet increased above 50% and BayCorp began consolidating its financial statements with HoustonStreet as of May 1, 2004. Prior to May 1, 2004, BayCorp held a minority interest in HoustonStreet and accounted for HoustonStreet under the equity method.

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

NOTE B - DEBT FINANCING

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 Convertible Note (the "First Note") and a Pledge Agreement with Sloan Group Ltd., a Bahamas corporation (the "Sloan Group"). The debt, which accrues interest at 8% per annum and is due and payable in full on

December 15, 2005, is convertible by the Sloan Group at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the First Note) into shares of BayCorp's common stock, $.01 par value at a price of $14.04 per share. The First Note does not allow BayCorp to prepay the debt and provides for a 2% premium on the interest rate in the event of a default. Payment of the First Note may be accelerated in the event of a material event of default.

  On May 24, 2005, the Company and all of its wholly owned subsidiaries, entered into a $10,000,000 multiple-draw convertible debt facility (the "Second Note") and an Amended and Restated Pledge Agreement (the "Amended Pledge Agreement") with the Sloan Group. Any draws under the Second Note, which will accrue interest at 8% and be due on December 15, 2005, are convertible at any time between November 15, 2005 and December 15, 2005 into shares of the Company's common stock at a price of $14.04 per share.

  In addition to BayCorp, the borrowers under the First and Second Notes include the following subsidiaries of BayCorp: GBH Maine, Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power and Nacogdoches Gas. Under the Amended Pledge Agreement, BayCorp pledged its equity interests in GBH Maine and Nacogdoches Gas, GBH Maine pledged its equity interests in GBH Benton and Benton Falls, and GBH Benton pledged its equity interests in Benton Falls. Nacogdoches Gas, GBH Maine and GBH Benton pledged any equity interest that they may obtain in other entities while the debt is outstanding, and Nacogdoches Gas and Nacogdoches Power pledged certain of their contract rights.

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

  Principles of Consolidation

  BayCorp's Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. In November 2004, BayCorp formed Nacogdoches Gas, which has acquired working interests in natural gas and oil producing wells. The Company records in its financial statements its proportional share of well revenues and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated. All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

  In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46, Consolidation of
Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company deemed that its investment, HoustonStreet , was not a variable interest entity. Therefore, prior to May 1, 2004 and when BayCorp held a minority interest in HoustonStreet, the Company accounted for HoustonStreet under the equity method. A recapitalization of HoustonStreet was completed effective May 1, 2004, and as a result, BayCorp's ownership interest in HoustonStreet increased above 50%. As a result of this recapitalization, BayCorp began consolidating HoustonStreet as of May 1, 2004.

  Energy Marketing

  Forward contracts, including the purchased power contract with Unitil dated as of April 1, 2003 (the "Unitil PPA" or "PPA"), meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception or as a hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value with changes in fair value recorded in earnings. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales.

  Stock Based Compensation

  The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Awards under the Company's plans vest over periods ranging from one to three years. The Company recorded compensation expense of $57,000 in the six months ended March 31, 2005 and 2004 based on the fair value of options granted determined using the Black-Scholes option pricing model. The Company did not grant options during the six months ended June 30, 2005 or during the six months ended June 30, 2004.

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

  Asset Retirement Obligation

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made, and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The Company has asset retirement obligations associated with the future plugging and abandonment of proved properties and related facilities. The estimated liability is based upon historical experience in plugging and abandoning wells, estimated remaining lives of those wells, estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs, changes in the risk-free interest rate or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

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

  Forward   contracts  (including  the  Unitil  PPA)  meeting   the
definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value. In accordance with the FASB's Emerging Issues Task Force ("EITF") issue no. 02-03 the inception gain (initial value of $2.1 million) on the Unitil PPA has been deferred and will be recognized over the life of the contract. The fair value of the contract was a negative $6.9 million as of June 30, 2005 and was negative $3.4 million as of December 31, 2004. The deferred gain on the contract was $1.4 million as of June 30, 2005 and $1.5 million as of December 31, 2004. These amounts are reflected in the Company's balance sheet.

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

                                          Six Months ended
                                           June 30, 2005
                                          ----------------
                                           (in thousands)
       Oil and Gas properties:
       Properties subject to depletion         $ 12,192
       Unproved properties                        3,474
                                                -------
         Total                                   15,666
       Accumulated depletion                        689
                                               --------
         Net                                    $14,977
                                                =======

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

  Quantities of Proved Natural Gas Reserves (Mmcf):

     Balance December 31, 2004                         149
       Revisions                                         0
       Extensions, discoveries and additions             0
       Purchases                                     7,068
       Sales                                             0
       Production                                     (369)
                                                     -----
     Balance, June 30, 2005                          6,848

NOTE F -  INVESTMENT IN HOUSTONSTREET

  A recapitalization at HoustonStreet was completed in the second quarter of 2004 and as a result, BayCorp owns shares representing approximately 59.8% of the outstanding common shares of HoustonStreet In accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. As a result, the Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 in accordance with SFAS No. 141 "Business Combinations."

  Prior to the recapitalization, BayCorp held a minority ownership interest in HoustonStreet and accounted for HoustonStreet under the equity method. Summarized financial information for HoustonStreet, prior to consolidation, is as follows:

     HoustonStreet:                        March 31, 2004
     --------------                        --------------
                                           (in thousands)

     Total Assets                               $  564
     Total Liabilities                          13,835
     Net Sales                                     168
     Net Income (Loss)                            (342)
     Company's equity in Net Income               (170)

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

  As of June 30, 2005 there were 571,364 shares outstanding and options to purchase 199,119 shares.

  BayCorp has never paid cash dividends on its common stock.

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

  BayCorp is a holding company for Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power, Nacogdoches Gas, GBH Maine and HoustonStreet. The Company operates primarily in three segments, each of which is managed separately because each segment sells distinct products and services. Great Bay Power Marketing, Great Bay Hydro and GBH Maine constitute the electricity generation and trading business segment, whose principal assets are the Unitil PPA and hydroelectric facilities of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont and a 4.3 megawatt hydroelectric generation plant in Benton, Maine. Nacogdoches Gas constitutes the oil and gas production and sales segment, whose principal assets are its interests in oil and gas wells in East Texas. HoustonStreet, representing the crude oil and refined products trading exchange segment, developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

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



                          Electri-
 BayCorp Holdings, Ltd      city
 As of and for the six     Genera-      Oil and
      months ended          tion          Gas      Houston-                  Inter-
        June 30              and        Produc-     Street                  company
        ($000's)           Trading       Tion         (1)       Other         Elim    Total
  -------------------      -------      -------     -------     ------      -------   -----
2005
----
Revenues                    $2,994       $2,327      $513            $0         $0    $5,834
Operating Expenses           6,218        3,223       411           767          0    10,619
Segment Net Income (Loss)   (3,502)      (1,117)       67             6        (67)   (4,613)
Total Assets                12,820       18,640       676        31,551    (37,206)   26,481
                            ------       ------      ----        ------    -------    ------
2004
----
Revenues                    $2,321            -      $156            $0         $0    $2,477
Operating Expenses           4,823            -       162           819       (270)    5,534
Segment Net Loss            (2,489)           -        (3)          487          3     2,002
Total Assets                 5,871            -       515        19,431    (14,166)   11,651
                            ------       ------      ----        ------    -------    ------


(1) BayCorp began consolidating HoustonStreet as of May 1, 2004. See "Note A. The Company."

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

  FASB  Statement No. 123 (Revised 2004), Share-Based Payment (SFAS
123R) was issued in December 2004. SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and
supersedes  APB  Opinion No. 25, Accounting  for  Stock  Issued  to
Employees.   SFAS  123R  requires companies  to  recognize  in  the
financial statements the compensation cost related to share-based payment transactions with employees. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-
based   awards,  share  appreciation  rights,  and  employee  share purchase plans.

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

  In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). Previously, APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.
----------------------------------------------------------

Overview

  BayCorp derived its revenues primarily through energy sales activities by Great Bay Power Marketing, Great Bay Hydro, GBH Maine and Nacogdoches Gas in the first six months of 2005. In the first six months of 2004, the Company derived its revenues from six months of operation at Great Bay Power Marketing, three months of operation at Great Bay Hydro and two months of operation from HoustonStreet.

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

  On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, L.P., a limited partnership that owns Benton Falls, a
4.3 megawatt hydroelectric generation plant in Benton, Maine, from The Arcadia Companies for approximately $2.2 million. The Company assumed operating responsibility for Benton Falls, the output of which is sold to CMP under a power purchase agreement that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission.

  In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra under which Nacogdoches Gas acquired an approximate 10% working interest in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement dated January 7, 2005 with Sonerra, under which Nacogdoches Gas would fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to fifteen additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells (with the provision that up to 25% of the working interest may be funded and acquired by other parties) and will receive a priority return of 90% of the working interest funded until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of six wells. The net revenue interest in each of these six wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. Nacogdoches Gas funded 100% of the cost of developing the first four wells and has a 90% working interest in these wells. This means that Nacogdoches Gas bears 90% of the operating costs of the wells and receives 69.3% of the net revenues from the wells. Nacogdoches Gas funded 85% of the cost of developing the next two wells and has a 76.5% working interest in those wells. This means that Nacogdoches Gas bears 76.5% of the operating costs of these two wells and receives 58.9% of the net revenues from the wells.

  The first of the six wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of June 2005 has produced 211 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005 and through the end of June 2005 has produced approximately 180 million cubic feet of natural gas. The fourth well, Whirlwind, a James Lime horizontal natural gas well, began production in May 2005 and has produced approximately 79 million cubic feet of natural gas. The fifth and sixth wells, Looking Glass and Thunder Chief, both James Lime horizontal natural gas wells, are being developed.

  The third well developed under its joint development agreement with Sonerra, Painted Horse, was drilled as a vertical well. After initial promising flow rates, this well did not produce commercial amounts of natural gas. There is currently no production from this well, and Sonerra and Nacogdoches Gas are evaluating their options for this well. These options include completion in another interval, which will require additional funding, or abandonment of the well. The estimated cost of this well is approximately $2.1 million. Due to the impairment of this well, the Company has written off the cost of this well and recorded exploration expense of approximately $2.1 million. This amount is reflected in the accompanying financial statements. The cost of this well will be included in the total costs that are to be recovered from producing wells before BayCorp's net working interest is reduced from 90% to 50% in accordance with the joint development agreement with Sonerra.

  Expenses for the first six months of 2005 and 2004 primarily consisted of the cost of purchased power, production related costs, general and administrative costs and unrealized losses for the mark to market of the Unitil PPA.

  As of May 1, 2004, BayCorp began consolidating HoustonStreet for financial reporting purposes and HoustonStreet revenues and expenses are reflected in the Company's financials as of that date. See "Note F. Investment in HoustonStreet."

  The following discussion focuses solely on operating revenues and operating expenses and is presented in a substantially consistent manner for all of the periods presented.

Results of Operations: Second Quarter of 2005 Compared to the
Second Quarter of 2004
-------------------------------------------------------------

Operating Revenues

  BayCorp's operating revenues increased by approximately $2,031,000 to $3,474,000 in the second quarter of 2005 as compared to $1,443,000 in the second quarter of 2004. Total revenues for the second quarter of 2005 included approximately $996,000 generated from Great Bay Power Marketing's long-term power sales contract with Unitil and approximately $17,000 in net revenues from Great Bay Power Marketing's energy commodity trading activity. The gross retail sales volume of energy commodity trading activity was approximately $583,000 and the related cost of sales was approximately $566,000. In addition, in the second quarter of 2005, Great Bay Hydro generated revenues of approximately $389,000 and GBH Maine generated revenues of approximately $406,000 from the sale of electricity. Nacogdoches Gas generated revenues of approximately $1,397,000 from the sale of natural gas and
HoustonStreet generated revenues of approximately $270,000. Operating revenues in the second quarter of 2004 included Great Bay Power Marketing revenues of approximately $1,004,000, Great Bay Hydro revenues of approximately $283,000 and HoustonStreet revenues of approximately $150,000.

  The Company realized an average selling price for electricity sold under the Unitil sales contract of 5.03 cents per kilowatt hour ("kWh") for the second quarters of both 2005 and 2004. The cost of power purchased to supply this contract was approximately
5.83 cents per kWh for the second quarter of 2005 and approximately
5.05 cents per kWh for the second quarter of 2004. For the second quarter of 2005, the Company realized an average selling price for electricity generated and sold by Great Bay Hydro of approximately
5.84 cents per kWh.

Expenses

  Great Bay Power Marketing purchases power to satisfy its power supply obligation under the Unitil PPA. Purchased power expenses increased by approximately $155,000, or 15.5%, to $1,153,000 in the second quarter of 2005 as compared to $998,000 in the second quarter of 2004.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $1,399,000 in the second quarter of 2005 as compared to a net unrealized loss of approximately $716,000 in the second quarter of 2004. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the second quarter of 2004 and have continued to rise into the second quarter of 2005 primarily due to increases in the forward price of natural gas. In the New England Power Pool ("NEPOOL"), power generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.

  Production   and   transmission   expenses   were   approximately
$2,317,000 in the second quarter of 2005. Production expenses associated with Nacogdoches Gas operations were approximately $2,300,000; included in production expenses was approximately $2,115,000 for exploration expense related to Painted Horse, the third well developed under its joint development agreement with Sonerra. After initial promising flow rates, this well did not produce commercial amounts of natural gas. There is currently no production from this well, and Sonerra and Nacogdoches Gas are evaluating their options for this well. These options include completion in another interval, which would require additional funding, or abandonment of the well. Under successful efforts accounting, the Company has expensed impairment costs associated with this well.

  Administrative and general expenses increased approximately $219,000, or 37.4%, to $805,000 in the second quarter of 2005 as compared to $586,000 in the second quarter of 2004. This increase was primarily attributable to administrative and general expenses associated with the Company's operations at Nacogdoches Gas, Nacogdoches Power and at HoustonStreet. There were no administrative and general expenses associated with Nacogdoches Gas and Nacogdoches Power in the second quarter of 2004, and two months of HoustonStreet expenses were recorded in the second quarter of 2004.

  Depreciation, depletion and amortization was approximately $429,000 in the second quarter of 2005 and reflects approximately
$399,000 in depletion expense of Nacogdoches lease acquisition costs and development costs for the second quarter of 2005. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. The provision for depletion is based upon the units of production method. In addition, the Company recorded approximately $30,000 for depreciation of plant and equipment at the Company's hydro facilities in the second quarter of 2005. There were no depletion, depreciation or amortization expenses in the second quarter of 2004.

  Taxes other than income increased approximately $44,000, to $61,000 in the second quarter of 2005 as compared to $17,000 in the second quarter of 2004 primarily due to Great Bay Hydro and GBH Maine property taxes. There was no property tax expense in the second quarter of 2004.

  The Company recorded other deductions of approximately $94,000 in the second quarter of 2005 as compared to other income of approximately $711,000 in the second quarter of 2004. Included in other deductions in the second quarter of 2005 was approximately $225,000 in interest expense associated with the debt financing provided by the Sloan Group. See "Note B. Debt Financing." Offsetting this expense was other income of approximately $126,000 from a Nuclear Electric Insurance Limited ("NEIL") insurance distribution received in the second quarter of 2005. Other income in the second quarter of 2004 primarily reflected receipt by the Company of approximately $672,000 for closing adjustments and other costs specific to the Company's sale of its interests in Seabrook.

  In the second quarter of 2004, the Company recognized an extraordinary gain of $278,000 upon the consolidation of HoustonStreet. As of May 1, 2004, BayCorp's ownership in HoustonStreet was 59.7%, and in accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded BayCorp's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting.

Net Loss

  As a result of the above factors, for the second quarter of 2005, the Company recorded a net loss of approximately $2,809,000, or $4.98 per share, as compared to net income of approximately $95,000, or $0.16 per share, for the second quarter of 2004.

Results of Operations: First Six Months of 2005 Compared to the
First Six Months of 2004
---------------------------------------------------------------

Operating Revenues

  BayCorp's operating revenues increased by approximately $3,357,000 to $5,834,000 in the first six months of 2005 as compared to $2,477,000 in the first six months of 2004. Total revenues for the first six months of 2005 included approximately $1,981,000 generated from Great Bay Power Marketing's long-term power sales contract with Unitil and approximately $42,000 in net revenues from Great Bay Power Marketing's energy commodity trading activity. The gross retail sales volume of energy commodity trading activity was approximately $1,096,000 and the related cost of sales was approximately $1,054,000. In addition, in the first six months of 2005, Great Bay Hydro generated revenues of approximately $533,000, and GBH Maine generated revenues of approximately $438,000 from the sale of electricity. Nacogdoches Gas generated revenues of approximately $2,327,000 from the sale of natural gas, and HoustonStreet generated revenues of approximately $513,000. Consolidated operating revenues in the first six months of 2004 were approximately $2,038,000 from Great Bay Power Marketing, $283,000 from Great Bay Hydro and $156,000 from HoustonStreet.

  The Company realized an average selling price for electricity sold under the Unitil sales contract of 5.03 cents per kWh for the first six months of both 2005 and 2004. The cost of power purchased to supply this contract was approximately 5.97 cents per kWh for the first six months of 2005 and approximately 5.38 cents per kWh for the first six months of 2004. The Company realized an average selling price for electricity generated and sold by Great Bay Hydro of approximately 5.93 cents per kWh and 5.16 cents per kWh for the six months ended June 30, 2005 and 2004, respectively, and Great Bay Hydro's cost of generating power was approximately
3.14 cents per kWh and 1.95 cents per kWh for the six months ended June 30, 2005 and 2004, respectively. For the first six months of 2005, the Company realized an average selling price for electricity generated and sold by GBH Maine of approximately 5.74 cents per kWh and GBH Maine's cost of generating power was approximately 2.02 cents per kWh.

Expenses

  Great Bay Power Marketing purchases power to satisfy its power supply obligation under the Unitil PPA. Purchased power expenses increased by approximately $222,000, or 10.4%, to $2,351,000 in the first six months of 2005 as compared to $2,129,000 in the first six months of 2004.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $3,388,000 in the first six months of 2005 as compared to a net unrealized loss of approximately $2,353,000 in the first six months of 2004. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the first six months of 2004 and have continued to rise into the first six months of 2005 primarily due to increases in the forward price of natural gas.

  Production and transmission expenses were approximately $2,528,000 in the first six months of 2005 as compared to approximately $22,000 in the first six months of 2004. Production expenses associated with Nacogdoches Gas operations were approximately $2,428,000 in the first six months of 2005; included in production expenses was approximately $2,115,000 for exploration expense related to the impairment of Painted Horse, the third well developed under its joint development agreement with Sonerra. Production expenses in the first six months of 2004 were specific to Great Bay Hydro operations.

  Administrative and general expenses increased approximately $532,000, or 53.2%, to $1,532,000 in the first six months of 2005 as compared to $1,000,000 in the first six months of 2004. This increase was primarily attributable to administrative and general expenses associated with the Company's operations at Nacogdoches Gas, Nacogdoches Power and at HoustonStreet. There were no administrative and general expenses associated with Nacogdoches Gas and Nacogdoches Power in the first six months of 2004 and two months of HoustonStreet expenses were recorded in the first six months of 2004.

  Depreciation, depletion and amortization expense was approximately $699,000 in the first six months of 2005 and reflected approximately $669,000 in depletion of Nacogdoches Gas lease acquisition costs and development costs for the first six months of 2005. Under the successful efforts method of accounting, lease acquisition costs and all development costs are capitalized. The provision for depletion is based upon the units of production method. In addition, the Company recorded approximately $30,000 for depreciation of plant and equipment at the Company's hydro facilities in the first six months of 2005. There was no depletion, depreciation or amortization expense in the first six months of 2004.

  Taxes other than income increased approximately $91,000, to $121,000 in the first six months of 2005 as compared to $30,000 in the first six months of 2004 primarily due to Great Bay Hydro and GBH Maine property taxes. There was no property tax expense in the first six months of 2004.

  The Company recorded other deductions of approximately $8,000 in the first six months of 2005 as compared to other income of approximately $775,000 in the first six months of 2004. Included in other deductions in the first six months of 2005 was approximately $261,000 in interest expense associated with the debt financing provided by the Sloan Group. See "Note B. Debt Financing." Offsetting this expense, was other income of approximately $144,000 from a NEIL insurance distribution received in the first six months of 2005 and an accrual adjustment of approximately $92,000. Other income in the first six months of 2004 primarily reflected receipt by the Company of one-time payments totaling approximately $686,000 for closing adjustments and other costs specific to the Company's sale of its interests in Seabrook in November 2002.

  Income tax income in the first six months of 2005 reflects receipt by the Company of $225,000 from the State of New Hampshire for overpayment of prior year state income taxes.

  In  the  first  six  months of 2004, the  Company  recognized  an
extraordinary   gain   of  $278,000  upon  the   consolidation   of
HoustonStreet.

Net Loss

  As a result of the above factors, for the first six months of 2005, the Company recorded a net loss of approximately $4,613,000, or $8.22 per share, as compared to a net loss of approximately $2,002,000, or $3.28 per share, for the first six months of 2004.

Liquidity and Capital Resources

  As of June 30, 2005, BayCorp had approximately $2,260,000 in cash and cash equivalents. The Company had approximately $2,500,000 in restricted cash as required by the terms of the Unitil PPA and approximately $436,000 in restricted cash as required by the terms of the CMP PPA. The total restricted cash is reflected as a long term asset in the Company's financial statement. The Company also had approximately $522,000 in a cash deposit at ISO New England ("ISO NE"). The Company purchases a portion of its power needed for resale from ISO NE, and ISO NE requires financial assurance to protect NEPOOL against a payment default of one of its participants. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and GBH Maine, proceeds from the sale of natural gas and oil by Nacogdoches Gas, and advances taken on the Second Note facility with Sloan, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005.

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 Convertible Note and a Pledge Agreement with Sloan Group Ltd., a Bahamas corporation. On May 24, 2005, the Company and all of its wholly owned subsidiaries, entered into a $10,000,000 multiple-draw convertible debt facility and an Amended and Restated Pledge Agreement with the Sloan Group. The total debt, including any draws under the Second Note, which will accrue interest at 8% and be due on December 15, 2005, is convertible at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the First or Second Note) into shares of the Company's common stock, $.01 par value, at a price of $14.04 per share. The Notes do not allow BayCorp to prepay the debt and provides for a 2% premium on the interest rate in the event of a default. Payment may be accelerated in the event of a material event of default, which is customary for this type of financing. See "Note B. Debt Financing." If payment on the First or Second Note is required on December 15, 2005, the Company would need to seek additional financing. There is no assurance that the Company or its subsidiaries would be able to obtain such financing or that the terms on which any additional financing is available would be acceptable.

  The Company had a net loss in the first six months of 2005 of approximately $4,613,000. There was a non-cash charge for an unrealized loss on the mark-to-market of the Unitil PPA of approximately $3,520,000 and a non-cash recognition of deferred gain on the Unitil PPA of approximately $132,000. The value of this contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the first six months of 2005 primarily due to increases in the forward price of natural gas. Power generating plants that use natural gas as a fuel source are frequently on the margin and therefore are setting the forward price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly dependent on the price of natural gas. Other non-cash charges included compensation expense of approximately $57,000 for the variable accounting of certain employee stock options, approximately $45,000 for HoustonStreet minority interest and approximately $699,000 for depreciation, depletion and amortization.

  An  increase  in accounts receivable in the first six  months  of
2005 of approximately $816,000 was primarily attributable to accounts receivable at Nacogdoches Gas. An increase of approximately $452,000 in prepaids and other assets was primarily attributable to $436,000 that has been escrowed as required by the terms of the CMP PPA with GBH Maine. An increase in accounts payable and accrued expenses of approximately $269,000 was primarily attributable to an increase in accounts payable as of June 30, 2005.

  Cash flows from investing activities included cash expenditures of approximately $2,129,000 for fixed assets as part of the Benton Falls purchase. See "Note A. The Company." Investing activities in the first six months of 2005 also included investments by Nacogdoches Gas of approximately $17,000,000 for interests in six oil and natural gas wells. See "Note A. The Company."

  The  Company had no long-term contractual obligations as of  June
30, 2005.

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

  Great Bay Hydro paid a nominal purchase price to Citizens for the generating facilities and 650 acres of real property associated with the generating facilities, and this amount is reflected in the Company's financial statements. In addition, Citizens agreed to indemnify Great Bay Hydro for the reasonably anticipated costs of complying with the requirements of the new operating license issued by the FERC on November 21, 2003. On September 28, 2004, Great Bay Hydro agreed to terminate Citizens' indemnification requirements in exchange for Citizens' payment to Great Bay Hydro of approximately $4.4 million. The Company's balance sheet as of June 30, 2005 reflects short-term and long-term liabilities of $400,000 and $2,479,000, respectively, for the estimated remaining cost of FERC compliance. The Company expects to complete the FERC license requirements within those amounts. For the six months ended June 30, 2005, the Company spent approximately $328,000 for FERC compliance.

  In November 2004, BayCorp formed Nacogdoches Gas. In the fourth quarter of 2004 Nacogdoches Gas entered into agreements with Sonerra, under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement, dated January 7, 2005 with Sonerra, under which Nacogdoches Gas would fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to fifteen additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will receive a priority return until its aggregate investment is recovered.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of six wells. The net revenue interest in each of these six wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. Nacogdoches Gas funded 100% of the cost of developing the first four wells and has a 90% working interest in these wells. This means that Nacogdoches Gas bears 90% of the operating costs of the wells and receives 69.3% of the net revenues from the wells. Nacogdoches Gas funded 85% of the cost of developing the next two wells and has a 76.5% working interest in those wells. This means that Nacogdoches Gas bears 76.5% of the operating costs of these two wells and receives 58.9% of the net revenues from the wells.

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

  In April 2005, Nacogdoches Gas funded the acquisition of certain natural gas production assets in Nacogdoches County, Texas formerly owned by SunStone for approximately $3.4 million. Nacogdoches Gas acquired these assets in accordance with the terms of the January 7, 2005 agreement with Sonerra and the Acquisition Agreement dated as of March 22, 2005 among Sonerra, Pinnacle Energy Group, L.C. and Nacogdoches Gas. Under its agreement with Sonerra, Nacogdoches Gas will have a 90% interest and Sonerra will have a 10% interest in these assets until 110% of the $3.4 million purchase price of the SunStone assets and all of the funding provided by Nacogdoches Gas for wells drilled under the January 7, 2005 agreement is recovered. Once Nacogdoches Gas recovers its investment and other operating costs, its interest in all assets will become 50% and Sonerra will own the other 50%.

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

  The Company intends to pursue investments that will require additional equity or debt financing. The Company believes that such financing is available, but there can be no assurance that the Company would be successful in obtaining such financing. If the
Company is not successful in obtaining additional financing, the Company may not be able to pursue certain investment alternatives. In such a case, the Company may be limited to opportunities that it can pursue given its current resources. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and GBH Maine, proceeds from the sale of natural gas and oil by Nacogdoches Gas, and advances taken on the Second Note facility with Sloan, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005. If payment on the First or Second Note is required on December 15, 2005, the Company would need to seek additional financing. There is no assurance that the Company or its subsidiaries would be able to obtain such financing or that the terms on which any additional financing is available would be acceptable. If the Company is unsuccessful in identifying and making additional investments, the Company may pursue alternative strategies, including sale of the Company or its assets, or deregistration.

Critical Accounting Policies

  Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 to the Consolidated Financial Statements in the Company's Form 10-K, filed March 31 2005, is a summary of the significant accounting policies used in the preparation of the Company's financial statements. Please see "Note C - Summary of Significant Accounting Policies" above.

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

  Business Opportunities and Development. As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the Company has evaluated and pursued energy-related investment opportunities, has focused on the acquisition of natural gas and oil, electric generating assets and other energy-related investments and is considering the further development of HoustonStreet. There can be no assurance that the Company will be able to identify business opportunities that it believes to be attractive, or that it will be successful in pursuing any such opportunities, in view of factors that include competition for the acquisition of assets, the fact that many energy-related activities are subject to government regulatory requirements, the Company's limited resources and the need to obtain debt or equity financing in order to pursue certain opportunities. Further, in particular, there can be no assurance that the Company's oil and gas exploration activities generally or any particular well drilling activity will be productive or will produce sufficient gas and gas sales revenues to be profitable or to return the Company's investment.

  History of Losses. BayCorp reported operating losses in 2004 and in 2003 and reported operating income for 2002 and 2001. Prior to 2001, BayCorp had never reported an operating profit for any year since its incorporation.

  Liquidity Need. As of June 30, 2005, BayCorp had approximately $5.2 million in cash and cash equivalents, restricted cash and short-term investments. On March 15, 2005, BayCorp closed a $10.25 million convertible debt financing with the Sloan Group. On May 24, 2005, the Company entered into a $10,000,000 multiple-draw convertible debt facility with the Sloan Group and as of June 30, 2005, the Company had drawn approximately $3.4 million against this debt facility. On July 12, 2005, the Company drew approximately $3.2 million. The total debt, which accrues interest at 8% and is due on December 15, 2005, is convertible at any time between November 15, 2005 and December 15, 2005 into shares of the Company's common stock at a price of $14.04 per share. BayCorp used proceeds from these financings to finance the acquisition of Benton Falls by GBH Maine and GBH Benton and to finance the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra and for other strategic and general corporate purposes.

  The   Company  believes  that  such  cash,  together   with   the
anticipated  proceeds  from the sale of electricity  by  Great  Bay
Power Marketing, Great Bay Hydro and Benton Falls, and from the sale of natural gas and oil by Nacogdoches Gas, and advances taken on the Second Note, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005. If payment on the First or Second Note is required on December 15, 2005, the Company would need to seek additional financing. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to raise additional capital, either through a debt financing or an equity financing, to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

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

  Extensive Government Regulation of Electric Energy Industry. The electric energy industry is subject to extensive regulation by federal and state agencies. Great Bay Power Marketing, Great Bay Hydro and GBH Maine are subject to the jurisdiction of the FERC and, as a result, are required to file with FERC all contracts for the sale of electricity. FERC's jurisdiction also includes, among other things, the sale, lease, merger, consolidation or other disposition of facilities, interconnection of certain facilities, accounts, service and property records. The Sterne Power project is subject to the terms of its environmental permits. The Sterne Power project currently has an air quality permit and a wastewater discharge permit issued by the Texas Commission on Environmental Quality. Extensions of those permits and additional environmental permits will be required prior to the start of operation of the project. In addition, prior to operation of the Sterne Power project, Nacogdoches Power may seek designation by FERC as an EWG.

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

  The Unitil PPA was entered into for purposes other than trading and is subject to commodity price risk. The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay Power Marketing tracks market exposure on its forward firm energy contract in a mark-to-market model that is updated daily with current market prices and is reflected in the Company's balance sheet. The positive, or negative, value of the forward firm power commitment represents an estimation of the gain, or loss, that Great Bay Power Marketing would have experienced if open firm commitments were covered at then-current market prices. Great Bay Power Marketing had net unrealized losses in the first six months of 2005 and 2004 of approximately $3,388,000 and $2,353,000, respectively, on its forward firm energy contract.

  The Company does not purchase derivative commodity instruments to hedge its exposure to commodity price risk. The generation and sale of electricity by Great Bay Hydro of approximately 4 megawatts functions as a physical hedge against the commodity risk.

  The following table provides information about the Company's forward firm energy contract that is subject to changes in commodity prices, showing the fair value of the contract as of June 30, 2005 and 2004 and the unrealized loss for those periods.

                        June 30,  2005    June 30, 2004
                        --------------    -------------
                             (Dollars in thousands)
Fair Value                 ($6,944)          ($2,481)
Unrealized Gain (Loss)     ($3,520)          ($2,485)

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

Part II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of
Proceeds
-----------------------------------------------------------

Share Repurchase Plan.

  The following table summarizes repurchases of BayCorp stock during the quarter ended June 30, 2005:




                                               Total Number of
                                               Shares Purchased         Maximum Number
                                                  as Part of          of Shares that May
                                Average       Publicly Announced       Yet Be Purchased
                 Shares          Price              Plans             Under the Plans or
   Period      Repurchased     Per Share         or Programs             Programs (1)
   ------      -----------     ---------      ------------------       -----------------
  April 1 -
  June 30,
    2005            0             --                  --                    100,024




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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  The Company held its Annual Meeting of Stockholders on May 17, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A, and there were no solicitations in opposition to management's nominees for Directors. All such nominees were elected. At the Annual Meeting, the following matters were voted on:
                                29

  1. Six members were elected to the Board of Directors to serve until the next Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified. The following table sets forth the number of votes cast for and withheld for each nominee for Director.

                  Name                   For         Withheld
                  ----                   ---         --------
   Anthony M. Callendrello             533,931        12,723
   Alexander Ellis                     545,094          1,560
   Stanley I. Garnett                  545,094          1,560
   Frank W. Getman Jr.                 533,931        12,723
   James S. Gordon                     539,578          7,076
   Thomas C. Leonard                   545,094          1,560

  2. The stockholders of the Company ratified the selection by the Audit Committee of Vitale, Caturano & Company, PC as the Company's independent auditors by a vote of 546,090 shares in favor of the proposal, 61 shares voted against the selection, and 503 shares abstained.


Item 6.  Exhibits
-----------------

  See Exhibit Index.

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         BayCorp Holdings, Ltd.


August 5, 2005             /s/  Frank W. Getman Jr.
                         -------------------------------------
                           Frank W. Getman Jr.
                           President and Chief Executive Officer
                           and Principal Financial Officer

                           EXHIBIT INDEX



Exhibit No. Description
----------- -----------

    3.1 Certificate of Incorporation of BayCorp Holdings, Ltd., as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 1-12527) on March 31, 2005 and incorporated herein by reference.

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

    99 BayCorp Holdings, Ltd. Earnings Release for the quarter ended June 30, 2005.