Form 10-Q/A
period 2005-06-30
BAYCORP HOLDINGS LTD
filed 2005-09-23
CIK 1012127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-Q/A

                        (Amendment No. 1)

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005

                               Or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to _____________

Commission file number                       1-12527
                                             ________

                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)
       ___________________________________________________


           Delaware                         02-0488443
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

    1 New Hampshire Avenue
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

Yes    X     No
      __          __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes          No    X
      __          __


                                            Outstanding at
            Class                            July 15, 2005
  ________________________                 ________________
   Common Stock, $0.01 Par                      571,364
       Value per Share

                        EXPLANATORY NOTE

       BayCorp Holdings, Ltd., a Delaware corporation, (the "Company") is filing this Amendment No. 1 (the "Amendment No. 1") to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 5, 2005 (the "Original Form 10-Q"), to amend Item 6 of
Part II to include as an exhibit thereto a $10,000,000 multiple-draw convertible debt facility and an Amended and Restated Pledge Agreement into which the Company and its wholly owned subsidiaries entered with Sloan Group Ltd., a Bahamas corporation, on May 24, 2005 (as more fully described in a Current Report on Form 8-K filed by the Company on May 31, 2005 and in the Original Form 10-Q). Except as identified in the preceding sentence, no other amendments or changes to the Original Form 10-Q are made by this Amendment No. 1 and the remainder of the Original Form 10-Q shall remain in effect as of the date of filing of the Original Form 10-Q. Additionally, this Amendment No. 1 does not purport to provide an update or discussion of any other developments subsequent to the filing of the Original Form 10-Q.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits

  See Exhibit Index.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                      BayCorp Holdings, Ltd.


September 23, 2005     /s/  Frank W. Getman Jr.
                     ______________________________
                     Frank W. Getman Jr.
                     President and Chief Executive Officer and
                     Principal Financial Officer

                          EXHIBIT INDEX


 Exhibit
   No.    Description

  10.1 $10,000,000 Convertible Note from BayCorp Holdings, Ltd. and its wholly owned subsidiaries to Sloan Group Ltd. dated May 24, 2005.

  10.2 Amended and Restated Pledge Agreement among BayCorp Holdings, Ltd., its wholly owned subsidiaries and Sloan Group Ltd. dated May 24, 2005.

  31.1 Certification of President and Chief Executive Officer (principal executive officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.*

  31.2 Certification of President and Chief Executive Officer (principal financial officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.*

  31.3 Certification of Vice President of Finance and Treasurer (chief accounting officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.*

  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

  32.2 Certification of Vice President of Finance and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

   99 BayCorp Holdings, Ltd. Earnings Release for the quarter ended June 30, 2005.*



* Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities Exchange Commission on August 5, 2005.