Form 10-K/A
period 2004-12-31
BAYCORP HOLDINGS LTD
filed 2005-09-30
CIK 1012127

______________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-K/A
                        (Amendment No. 1)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                               OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 COMMISSION FILE NUMBER 1-12527

                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)

                    DELAWARE                 02-0488443
                (State or other           (I.R.S. Employer
                jurisdiction of            Identification
                incorporation or                No.)
                 organization)


           ONE NEW HAMPSHIRE AVENUE,
                   SUITE 125
           PORTSMOUTH, NEW HAMPSHIRE            03801
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


  Indicate  by check mark if disclosure of delinquent  filers  to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


  Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).  Yes     No  X


  As of June 30, 2004, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $5,906,400 based on the last reported sale price of the registrant's Common Stock on the American Stock Exchange.

  There were 557,945 shares of Common Stock outstanding as of March 24, 2005.

               DOCUMENTS INCORPORATED BY REFERENCE


         Incorporated Document            Location in Form 10-K
         _____________________            ____________________
  Portions of the Registrant's Proxy            Part III
Statement furnished to Stockholders in
  connection with the Annual Meeting
       to be held May 17, 2005.

 ______________________________________________________________

                        EXPLANATORY NOTE

  BayCorp Holdings, Ltd. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 31, 2005, to include a revision to the language under "Changes in Internal Controls" under Item 9A and to include revised language clarifying applicable dates in the Auditors Report, additional income tax information in Footnote 2 and additional information regarding the Company's investment in HoustonStreet Exchange, Inc. in Footnote 7, all in the Financial Statements included under Items 8 and 15 of the Annual Report. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

                             PART II

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

Changes in Internal Controls

      There have not been any changes in the Company's internal controls or, to its knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation. The Company is not aware of any significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

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

                  INDEX TO FINANCIAL STATEMENTS

                     BAYCORP HOLDINGS, LTD.

                                                        PAGE

     Report of Independent Registered Public
     Accounting Firm . . . . . . . . . . . . . . . .    F-1

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

     Consolidated Statements of Changes in
      Stockholders' Equity
       - Years Ended December 31, 2004,
         December 31, 2003 and December 31, 2002 . .    F-4

     Consolidated Statements of Cash Flows
       - Years Ended December 31, 2004,
         December 31, 2003 and December 31, 2002 . .    F-5

     Notes to Consolidated Financial Statements  . .    F-6

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

                                  VITALE, CATURANO & COMPANY LTD.

Boston, Massachusetts
February 11, 2005,
(except for certain matters discussed in paragraph 6 of Note 1A and Note 8 as to which the date is March 16, 2005.)


                             BAYCORP HOLDINGS, LTD.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                           DECEMBER 31,    DECEMBER 31,
                                                               2004            2003
ASSETS:
Current Assets:
  Cash & Cash Equivalents . . . . . . . . . . . . . . . .    $ 9,627         $ 7,469
  Accounts Receivable, net  . . . . . . . . . . . . . . .        639             339
  Prepayments & Other Assets  . . . . . . . . . . . . . .         83           1,085
                                                             _______         _______
          Total Current Assets  . . . . . . . . . . . . .     10,349           8,893
Long Term Assets:
  Restricted Cash -  Escrow . . . . . . . . . . . . . . .      2,500           2,500
  Unrealized Gain on Energy Contract - at market  . . . .          -               3
  Intangible Asset  . . . . . . . . . . . . . . . . . . .         45               -
  Gas and Oil Properties, net . . . . . . . . . . . . . .        670               -
  Other Long Term Assets  . . . . . . . . . . . . . . . .        518           1,508
                                                             _______         _______
       Total Other Assets . . . . . . . . . . . . . . . .      3,733           4,011

          Total Assets  . . . . . . . . . . . . . . . . .    $14,082         $12,904
                                                             =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts Payable and Accrued Expenses . . . . . . . . .    $   769         $   965
  Accrued Taxes . . . . . . . . . . . . . . . . . . . . .         92              95
  Other Current Liabilities . . . . . . . . . . . . . . .        741           1,740
                                                             _______         _______
     Total Current Liabilities  . . . . . . . . . . . . .      1,602           2,800
Long Term Liabilities & Deferred Credits
  Deferred Gain on Energy Contract  . . . . . . . . . . .      1,534           1,798
  Unrealized Loss on Energy Contract - at market  . . . .      3,424               -
  Long Term Liability . . . . . . . . . . . . . . . . . .      2,479               -
  Minority Interest in Subsidiary . . . . . . . . . . . .        219               -
Commitments & Contingencies
Stockholders' Equity:
  Preferred stock, $0.01 par value
     Authorized - $1,000,000 shares; Issued
     and Outstanding - 0 shares . . . . . . . . . . . . .          -               -
  Common stock, $0.01 par value
     Authorized - 4,000,000 shares; Issued
     and Outstanding - 557,945 and 641,937 shares,
     Respectively . . . . . . . . . . . . . . . . . . . .          6               6
  Additional Paid-in Capital  . . . . . . . . . . . . . .    (21,475)        (20,531)
  Accumulated Earnings  . . . . . . . . . . . . . . . . .     26,293          28,831
                                                             _______         _______
       Total Stockholders' Equity . . . . . . . . . . . .      4,824           8,306
          Total Liabilities and Stockholders' Equity  . .    $14,082         $12,904
                                                             =======         =======


   (The accompanying notes are an integral part of these consolidated financial statements.)



                             BAYCORP HOLDINGS, LTD.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                            YEARS ENDED DECEMBER 31,
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      2004       2003        2002
                                                      ____       ____        ____
Operating Revenues . . . . . . . . . . . . . . . .  $ 5,538      $ 4,001   $  48,788
Operating Expenses:
  Production . . . . . . . . . . . . . . . . . . .       93            0      21,089
  Transmission . . . . . . . . . . . . . . . . . .       33            0         845
  Purchased Power                                     4,058        3,901       4,706
  Unrealized (Gain) Loss on Firm Energy Trading
     Contracts . . . . . . . . . . . . . . . . . .    3,165        1,926        (115)
  Administrative & General . . . . . . . . . . . .    2,171        2,705      11,616
  Depreciation, Depletion & Amortization . . . . .       19            0       3,134
  Decommissioning Cost Accretion . . . . . . . . .        0            0       4,105
  Decommissioning Trust Fund Income  . . . . . . .        0            0      (1,133)
  Taxes Other than Income  . . . . . . . . . . . .      133          416       3,080
                                                    _______    _________   _________
     Total Operating Expenses  . . . . . . . . . .    9,672        8,948      47,327
Operating Income (Loss)  . . . . . . . . . . . . .   (4,134)      (4,947)      1,461
Other Income:
  Interest and Dividend Income . . . . . . . . . .     (215)        (503)       (883)
  Gain on Sale of Seabrook Asset . . . . . . . . .        0            0     (59,774)
  Other Deductions (Income)  . . . . . . . . . . .   (1,153)        (276)         45
                                                    _______    _________   _________
     Total Other Income  . . . . . . . . . . . . .   (1,368)        (779)    (60,612)
Income (Loss) Before Income Taxes, Minority
    Interest and Extraordinary Item  . . . . . . .   (2,766)      (4,168)     62,073
Provision for Income Taxes . . . . . . . . . . . .      (19)           0      (3,200)
Minority Interest Expense  . . . . . . . . . . . .      (31)           -           -
                                                    _______    _________   _________
Net Income (Loss) before Extraordinary
  Item . . . . . . . . . . . . . . . . . . . . . .   (2,816)      (4,168)     58,873
Extraordinary Item - Gain on Consolidation of
  Subsidiary, net of tax . . . . . . . . . . . . .      278            -           -
                                                    _______    _________   _________
Net Income (Loss)  . . . . . . . . . . . . . . . .   (2,538)      (4,168)     58,873
Other Comprehensive Income, net of tax . . . . . .        0            0         223
                                                    _______    _________   _________
Comprehensive Income (Loss)  . . . . . . . . . . .  $(2,538)   $  (4,168)  $  59,096
                                                    =======    =========   =========
Weighted Average Shares Outstanding - Basic  . . .  585,044    2,421,123   8,387,767
Weighted Average Shares Outstanding - Diluted  . .  585,044    2,421,123   8,671,328
Basic Net Income (Loss) per Share before
  Extraordinary Item . . . . . . . . . . . . . . .  $ (4.81)   $   (1.72)  $    7.02
Diluted Net Income (Loss) per Share before
  Extraordinary Item . . . . . . . . . . . . . . .  $ (4.81)   $   (1.72)  $    6.79
Basic and Diluted Net Income Per Share -
  Extraordinary Item . . . . . . . . . . . . . . .  $  0.47            -           -
Basic Net Income (Loss) per Share  . . . . . . . .  $ (4.34)   $   (1.72)  $    7.02
Diluted Net Income (Loss) per Share  . . . . . . .  $ (4.34)   $   (1.72)  $    6.79


  (The accompanying notes are an integral part of these consolidated financial statements.)

                             BAYCORP HOLDINGS, LTD.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                        COMMON
                   STOCK, $0.01 PAR
                         VALUE
                                                                       ACCUMU-
                     ISSUED     ISSUED                                  LATED    RETAINED
                       AND       AND             LESS:        ADDI-     OTHER    EARNINGS   TOTAL
                      OUT-       OUT-          TREASURY      TIONAL    COMPRE-   (ACCUMU-   STOCK-
                    STANDING   STANDING          STOCK       PAID-IN   HENSIVE    LATED    HOLDERS'
                     SHARES     AMOUNT    SHARES    AMOUNT   CAPITAL    INCOME   DEFICIT)   EQUITY
Balance at
December 31, 2001   8,586,316     $86     185,052  $ (1,396)  $100,383  $223    $(25,875) $ 73,422
  Stock Options
   Exercised          180,934       2            -        -      1,142     -           -     1,144
  Treasury Stock     (311,981)     (4)   (185,052)    1,396     (2,844)    -           -    (1,452)
  Other Incentive
   Stock Option
   Transactions             -       -           -         -      2,212     -           -     2,212
  Net Change in
   Unrealized
   Holding Gain             -       -           -         -          -  (223)          -      (223)
  Net Income                -       -           -         -          -     -      58,873    58,873
                   __________  ______  __________  ________   ________  ____    ________  ________

Balance at
December 31, 2002   8,455,269     $84           -  $      -   $100,893  $  0    $ 32,999  $133,976
  Stock Options
   Exercised          262,512       3           -         -      1,774     -           -     1,777
  Treasury Stock            -       -  (8,075,844) (119,918)         -     -           -  (119,918)
  Other Incentive
   Stock Option
   Transactions             -       -           -         -     (3,361)    -           -    (3,361)
  Shares Purchased
   and Retired     (8,075,844)    (81)  8,075,844   119,918   (119,837)    -           -         0
  Net Loss                  -       -           -         -          -     -      (4,168)   (4,168)
                   __________  ______  __________  ________   ________  ____    ________  ________
Balance at
December 31, 2003     641,937  $    6           -  $      -   $(20,531) $  0    $ 28,831  $  8,306
  Stock Options
   Exercised            4,559       -           -         -         41     -           -        41
  Other Incentive
   Stock Option
   Transactions             -       -           -         -        172     -           -       172
  Shares Purchased
   and Retired        (88,551)      -           -         -     (1,157)    -           -    (1,157)

Net Loss                    -       -           -         -          -     -      (2,538)   (2,538)
                   __________  ______  __________  ________   ________  ____    ________  _________
Balance at
December 31, 2004     557,945  $    6           -  $      -   $(21,475) $  0    $ 26,293  $  4,824
                   ==========  ======  ==========  ========   ========  ====    ========  ========



  (The accompanying notes are an integral part of these consolidated financial statements.)



                             BAYCORP HOLDINGS, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)

                                                        2004       2003        2002
                                                        ____       ____        ____

Net cash flows from operating activities:
  Net income (loss)  . . . . . . . . . . . . . . . .  $(2,538)    $ (4,168)   $ 58,873
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Minority Interest expense . . . . . . . . . . .       31            -           -
     Extraordinary gain, net of income tax . . . . .     (278)           -           -
     Unrealized (gain) loss on the mark-to-market
       of energy contracts . . . . . . . . . . . . .    3,427        1,926        (115)
     Amortization of deferred gain on energy
       contract. . . . . . . . . . . . . . . . . . .     (263)           -           -
     Non-cash compensation expense . . . . . . . . .      172          410       2,468
     Depreciation, depletion and amortization  . . .       19            -       3,134
     Amortization of nuclear fuel  . . . . . . . . .        -            -       3,450
     Gain on sale of Seabrook asset  . . . . . . . .        -            -     (59,774)
     Decommissioning cost accretion  . . . . . . . .        -            -       4,105
     Decommissioning trust fund income . . . . . . .        -            -      (1,133)
     (Increase) decrease in accounts receivable  . .     (206)         (23)      5,975
     (Increase) decrease in materials & supplies . .        -            -          73
     (Increase) decrease in prepayments and other
         assets  . . . . . . . . . . . . . . . . . .    2,028          818      (2,055)
       Increase (decrease) in accounts payable and
         accrued expenses  . . . . . . . . . . . . .     (221)         551      (1,195)
       Increase (decrease) in accrued taxes  . . . .       (3)      (2,246)      1,724
       Increase (decrease) in miscellaneous and
         other Liabilities . . . . . . . . . . . . .    1,448       (2,051)       (386)
  Net cash provided by (used in) operating
   activities  . . . . . . . . . . . . . . . . . . .    3,616       (4,783)     15,144
Net cash flows from investing activities:                                            -
      Consolidation of HoustonStreet . . . . . . . .      393            -           -
      Purchase of intangibles  . . . . . . . . . . .      (45)           -           -
      Investment in oil and gas properties . . . . .     (690)           -           -
     Capital additions . . . . . . . . . . . . . . .        -            -      (1,417)
     Nuclear fuel additions  . . . . . . . . . . . .        -            -        (753)
     Payments to decommissioning fund  . . . . . . .        -            -      (1,161)
     Increase in restricted cash . . . . . . . . . .        -            -        (597)
     Seabrook sale-net cash proceeds . . . . . . . .        -            -     108,276
     Purchases of short-term investments . . . . . .        -            -     (16,625)
     Sales of short-term investments . . . . . . . .        -            -      16,329
                                                      _______     ________    ________
  Net cash provided by (used in) investing
   activities  . . . . . . . . . . . . . . . . . . .     (342)           -     104,052
Net cash flows from financing activities:
     Stock option exercise . . . . . . . . . . . . .       41        1,777       1,142
     Reacquired capital stock  . . . . . . . . . . .   (1,157)    (123,689)     (1,452)
                                                      _______     ________    ________
  Net cash used in financing activities  . . . . . .   (1,116)    (121,912)       (310)
Net increase (decrease) in cash and cash
  Equivalents  . . . . . . . . . . . . . . . . . . .    2,158     (126,695)    118,886
Cash and cash equivalents, beginning of period . . .    7,469      134,164      15,278
                                                      _______     ________    ________
Cash and cash equivalents, end of period . . . . . .  $ 9,627     $  7,469    $134,164
Supplemental disclosure of cash flow information
Cash paid for income taxes . . . . . . . . . . . . .  $    15     $  2,516    $  1,551


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



                                             Year Ended December 31, 2002
                                          _________________________________

                                                    Seabrook
                                                    Investment(1)
                                      BayCorp       Pro-Forma      Pro-
                                     Historical     Adjustments    Forma
                                     __________     ___________    _____
                                                (Dollars in Thousands)
                                                     (Unaudited)
Operating Revenues                 $  48,788     ($42,815)      $   5,973
Operating Expenses                    47,327      (34,689)         12,638
Operating Income (Loss)                1,461        8,126          (6,665)
Other (Income) Deductions            (60,612)      59,729            (883)
Net Income (Loss)                     58,873      (64,655)         (5,782)
Weighted Average Shares
 Outstanding - Basic               8,387,767                    8,387,767
Weighted Average Shares
 Outstanding - Diluted             8,671,328                    8,387,767
Basic Net Income (Loss)
 per share                             $7.02                       ($0.69)
Diluted Net Income (Loss)
 per share                             $6.79                       ($0.69)


                                       F-8

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


                              Great Bay Power
                                 Marketing,
                              Great Bay Hydro,
BayCorp Holdings, Ltd         Great Bay Power
As of and for the twelve            and        Houston
months ended                  Little Bay Power Street     Other     Intercompany
December 31 ($000's)                (1)          (2)       (3)      EliminaTions  Total
____________________            ____________   ______     _____     ____________  _____
2004
____

Revenues                          $4,847       $629          $62          $0      $5,538
Operating Expenses                 8,041        557        1,432        (358)      9,672
Segment Net Income (Loss)         (3,077)        46          539         (46)     (2,538)
Total Assets                       8,769        586       20,191     (15,464)     14,082

2003
____

Revenues                         $ 4,001         $0           $0          $0      $4,001
Operating Expenses                 6,279          0        3,239        (570)      8,948
Segment Net Loss                  (2,237)         0       (1,931)          0      (4,168)
Total Assets                       4,602          0       23,088     (14,786)     12,904

2002
____

Revenues                         $48,788         $0           $0          $0     $48,788
Operating Expenses                43,823          0        7,104      (3,600)     47,327
Segment Net Income (Loss)         65,253          0       (6,380)          0      58,873
Total Assets                     214,178          0      203,581    (275,168)    142,591


(1)Great Bay Power Marketing was formed October 2002; Great Bay Hydro was formed September 2003; Great Bay Power and Little Bay Power were dissolved as of December 31, 2002. See "Note
   A. The Company."
(2)BayCorp began consolidating HoustonStreet as of May 1, 2004. See "Note A. The Company."
(3)Includes BayCorp Ventures, formed October 2002, Nacogdoches Power, formed October 2004 and Nacogdoches Gas, formed November 2004.
   See "Note A. The Company."

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



                                             December 31,   December 31,     December
                                                 2004           2003           31,
                                                 ____           ____           2002
                                                                               ____
Weighted average number of common shares
  outstanding and used in basic EPS
  calculation                                   585,044        2,421,123    8,387,767
Weighted average number of common shares
  outstanding and used in diluted EPS
  calculation                                   585,044        2,421,123    8,671,328
Shares under option plans, excluded in
  computation of diluted EPS due to
  antidilutive effects                           70,538           36,380            -


O.  ACCUMULATED OTHER COMPREHENSIVE INCOME

  In   accordance   with  SFAS  No.   130,   "Reporting
Comprehensive  Income" the Company reports  changes  in
stockholders' equity from all sources during the period
other   than   those  resulting  from  investments   by
stockholders  (i.e., issuance or repurchase  of  common
shares  and  dividends.)   The  composition  of   other
comprehensive income is as follows:


  <Caption

                                                Unrealized       Accumulated
                                                Gains               Other
                                                (Losses) on     Conprehensive
                                                Securities         Income
                                                __________      ____________
December 31, 2001 Beginning Balance             $222,692          $222,692
  2002 Change                                   (222,692)         (222,692)
                                                ________          ________
December 31, 2002                               $      0          $      0
  2003 Change                                          0                 0
                                                ________          ________
December 31, 2003                               $      0          $      0
  2004 Change                                          0                 0
                                                ________          ________
December 31, 2004                               $      0          $      0
                                                ========          ========



P.  RECLASSIFICATIONS

  Certain  reclassifications have been  made  in  prior
years'    financial   statements    to    conform    to
classifications used in the current year.

Q.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of the Company's financial instruments as of December 31, 2004 and 2003 are as follows:




                                                  2004                       2003
                                                  ____                       ____
                                         Carrying      Fair      Carrying     Fair
                                         Amount       Value      Amount      Value
                                        ________      _____     ________     _____
                                                    (Dollars in Thousands)
                                                    ______________________
Cash & Cash Equivalents . . . .          $9,627      $9,627      $7,469     $7,469
Restricted Cash - Escrow  . . .           2,500       2,500       2,500      2,500
Accounts Receivable . . . . . .             639         639         339        339
Energy Trading Contracts  . . .          (3,424)     (3,424)          3          3




 The  carrying amounts for all assets other than energy
trading contracts approximate fair value because of the
short maturity of these instruments.  The fair value of
the   energy  trading  contract  is  based  on  current
projections of power prices over the life of the contract.

R.  DETAIL OF OTHER CURRENT LIABILITIES

  Other current liabilities consisted of the following as of December 31, 2004 and 2003:

                                 2004        2003
                                 ____        ____
                               (Dollars in Thousands)

Accrued Seabrook Costs . .       $  0        $1,740
Accrued Great Bay Hydro
 FERC Compliance Costs . .        719             0
Accrued Other  . . . . . .         22             0
                                 ____
                                 $741        $1,740
                                 ====        ======

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

V. ACCOUNTING FOR STOCK OPTIONS

  The Company accounts for its stock option plans under
Accounting Principles Board Opinion No. 25 and  related
interpretations for options issued prior to  2003,  and
as  such  no compensation cost had been recognized  for
options granted at fair market value that had not  been
modified.  In prior years, the Company repriced certain
options,  accelerated  the  vesting  of  others,   made
limited  recourse  loans  for  certain  individuals  to
exercise  options and issued contingent  options.   The
Company recorded compensation expense related to these options. On August 14, 2002 the Company announced that it would expense the fair value of all stock options granted beginning January

1,  2003  in  accordance with SFAS No. 123, "Accounting
for   Stock  Based  Compensation."   Awards  under  the
Company's plans vest over periods ranging from  one  to
three  years.   Therefore, the cost related  to  stock-
based    employee   compensation   included   in    the
determination  of net income for 2004,  2003  and  2002
differs from that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement
123.

 In  October  2001,  the Company  issued  240,000  non-
qualified  options  pursuant to the 2001  Non-Statutory
Stock  Option  Plan.  These options  have  an  exercise
price of $9.05 and vested upon the closing of the  sale
of   the   Seabrook  Project.   The  Company   recorded
compensation expense related to contingent and repriced
options  of  $0, $77,000 and $2,467,700 for 2004,  2003
and 2002, respectively.

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



                                                2004      2003      2002
                                                ____      ____      ____
Net Income (Loss): as reported . . . . . .     $(2,538)   $(4,168)   $58,873
 Stock compensation expense included
  in net income/(loss)                             172        410      2,468
 Stock compensation expense determined
  using fair value method for all awards          (172)      (369)    (3,121)
     Pro Forma . . . . . . . . . . . . . .      (2,538)    (4,127)    58,220
Earnings (Loss) Per Share (Basic):
  as reported                                  $ (4.34)   $ (1.72)   $  7.02
     Pro Forma . . . . . . . . . . . . . .       (4.34)     (1.70)      6.94
Earnings (Loss) Per Share (Diluted):
  as reported                                  $ (4.34)   $ (1.72)   $  6.79
     Pro Forma . . . . . . . . . . . . . .       (4.34)     (1.70)      6.71



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

2.  TAXES ON INCOME

  The following is a summary of the provision (benefit) for income taxes for the years ended December 31, 2004, 2003 and 2002:


                   December 31,   December 31,      December 31,
                       2004           2003              2002
                   ____________   ____________      ____________
Federal
  Current              $ 2,000        $-             $        -
  Deferred                   -         -                      -
                       _______        __             __________
                       $ 2,000        $-             $        -
                       _______        __             __________
State
  Current              $17,000        $-             $3,281,000
  Deferred                   -         -                      -
                       _______        __             __________
                       $17,000        $-             $3,281,000
                       =======        ==             ==========


  Accumulated deferred income taxes consisted of the following at December 31, 2004 and 2003:


                                                    2004             2003
                                                    ____             ____
Assets
  Net operating loss carryforwards                $10,732,000      $ 3,700,000
  Financial reserves                                   29,000           14,000
  Unrealized gain/loss                              2,136,000          820,000
  Other, net                                          228,000          484,000
                                                  ___________      ___________
Accumulated deferred income tax asset              13,125,000        5,018,000
Valuation allowance                               (13,125,000)     ( 5,018,000)
                                                  ___________      ___________
Accumulated deferred income tax asset, net        $         -      $         -
                                                  ===========      ===========


  The following table reconciles the statutory federal income tax rate to those reflected in the federal income tax provision set forth above:


                                       December 31,    December 31,      December 31,
                                           2004            2003              2002
                                       ____________    ____________      ____________
Loss before taxes                    ($2,538,000)      ($4,167,504)    $62,073,000
Federal statutory rate                        34%               34%             34%
Federal income tax liability
   (benefit) at   statutory
   levels                               (863,000)       (1,416,951)     21,105,000
Decrease (increase) from
   statutory levels State tax
   net of federal tax benefit                  -                 -       2,153,000
State tax net of federal tax
   benefit                                20,000                 -               -
 Valuation allowance                     906,000         1,416,951     (20,923,000)
 Other                                   (30,000)                -         946,000
                                     ____________      ___________     ___________
Total Provision                      $    33,000       $         -     $ 3,281,000
                                     ===========       ===========     ===========



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

  In  accordance  with APB 25 and FIN 44,  the  Company
recorded  compensation  expense related  to  contingent
options, repriced options and options accounted for  as
a variable plan of $0, $77,000 and $2,467,700 for 2004,
2003  and 2002, respectively.  As of December 31,  2004
and 2003, 70,538 and 79,713 options, respectively, continue to be subject to variable plan accounting.

  Effective  January 1, 2003, the Company adopted  SFAS
123 pursuant to the prospective method as described in SFAS 148. In 2003, the Company issued 142,000 options pursuant to the 1996 Stock Option Plan and the 2001 Non-
Statutory Stock Option Plan. These options have an exercise price of $14.45. The Company accounts for these options using the fair value method and recorded compensation expense in 2004 and 2003 of $172,000 and $153,000, respectively, for these options.

  A summary of the Company's stock option plan at December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented in the table and narrative below:



                                   2004                   2003                   2002
                                   ____                   ____                   ____
                                       Weighted               Weighted               Weighted
                                       Average                Average                Average
                                       Exercise               Exercise               Exercise
                             Shares     Price      Shares      Price     Shares       Price
                             _______   _______     ______     ________   ______      ________
Outstanding at
 beginning of year . . . . . 221,713   $13.05     945,767     $ 8.33     1,046,701    $ 7.39
Granted  . . . . . . . . . .       0        -     142,000     $14.45        80,000    $12.22
Exercised  . . . . . . . . . (4,559)   $ 9.05    (865,554)    $ 8.06      (180,934)   $ 4.91
Forfeited  . . . . . . . . .      0         -           0          -             0         -
Expired  . . . . . . . . . .  (4,616)  $12.23        (500)    $10.25             0         -
Outstanding at end of
Year . . . . . . . . . . . . 212,538   $13.16    221,713      $13.05       945,767    $ 8.33
Exercisable at end of
Year . . . . . . . . . . . . 170,038   $12.83    120,047      $12.45       902,434    $ 8.20
Weighted average fair
value of options
granted  . . . . . . . . . .                -                 $14.45                  $12.22



  The following table summarizes information concerning outstanding and exercisable options at December 31, 2004, 2003 and 2002





                                            Weighted
                                            Exercise
                                           Remaining    Weighted                Weighted
                               Number of  Contractual   Average      Number     Average
                                Shares        Life      Exercise   of Shares    Exercise
Range of Exercise Prices      Outstanding   in Years     Price    Exercisable    Price
________________________      ___________  _________    ________  ___________    ______
2004
____

$8.88 - $9.05                   12,669        2.6        $ 8.91       12,669    $ 8.91
$9.06 - $12.69                  57,869        3.6        $10.91       57,869    $10.91
$12.70 - $14.45                142,000        5.3        $14.45       99,500    $14.45
  Total                        212,538        4.7        $13.16      170,038    $12.83

2003
____

$8.88 - $9.05                   17,228        4.1        $ 8.95       17,228    $ 8.95
$9.06 - $12.69                  62,485        4.3        $11.00       45,819    $11.28
$12.70 - $14.45                142,000        6.3        $14.45       57,000    $14.45
  Total                        221,713        5.2        $13.05      120,047    $12.45

2002
____

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

     Year Ending          Operating Lease
     ___________          _______________
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

  Prior   to  the  recapitalization,  BayCorp  held   a
minority   ownership  interest  in  HoustonStreet   and
accounted  for  HoustonStreet under the equity  method.
The  Company  ceased recording losses in  HoustonStreet
during  2001 when the carrying value of its  investment
(including all advances and notes payable) was  reduced
to  zero.   The Company has no obligation to  fund  and
does  not  guarantee  any  outstanding  obligations  of
HoustonStreet.   The  Company  has  not  recorded   any
portion of its share of HoustonStreet's earnings during 2004 (preceding the consolidation of HoustonStreet), 2003 or 2002 since any such earnings were fully offset by suspended losses.

   Summarized financial information for HoustonStreet, prior to consolidation, is as follows:



HoustonStreet:                     2004           2003          2002
______________                     ____           ____          ____
                                           (Dollars in Thousands)
Total Assets                     $   523        $   606       $   585
Total Liabilities                     57         13,525        12,558
Net Sales                            224            860         1,689
Net Income (Loss)                 13,318           (956)        1,383
Company's equity in Net
 Income (Loss)                     6,619           (449)          641


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

  Under  the terms of the January 7, 2005 agreement  as
amended,   Sonerra  will  sequentially   present   five
additional  sets of three well prospects to Nacogdoches
Gas.   Upon  the  presentation of a set of  three  well
prospects, Nacogdoches Gas at its option, may proceed with the development of those three well prospects.
Should Nacogdoches Gas decide not to proceed with the development of any given set of three well prospects, its right to participate in future wells terminates.

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

                       BAYCORP HOLDINGS, LTD.

September 30, 2005     By: /s / Frank W. Getman Jr.
                          _________________________
                          Frank W. Getman Jr.
                          President

  Pursuant   to  the  requirements  of  the  Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  SIGNATURE                          TITLE                   DATE

  /s/ Frank W. Getman Jr.            President, Director     September 30, 2005
  _____________________________      And Chief Executive
  Frank W. Getman Jr.                Officer (principal
                                     executive officer,
                                     principal financial
                                     officer and principal
                                     accounting officer)



                                     Director
  _____________________________
  Anthony M. Callendrello


  /s/ Alexander Ellis III            Director                September 30, 2005
  _____________________________
  Alexander Ellis III


  /s/ Stanley I. Garnett II          Director                September 30, 2005
  _____________________________
  Stanley I. Garnett II


  /s/ James S. Gordon                Director                September 30, 2005
  _____________________________
  James S. Gordon


  /s/ Thomas C. Leonard              Director                September 30, 2005
  _____________________________
  Thomas C. Leonard

EXHIBIT INDEX

    EXHIBIT
     NUMBER  DESCRIPTION OF EXHIBIT
    _______  ______________________

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

      2.3 Agreement and Plan of Merger of HSEMergerCo, Inc. with and into HoustonStreet Exchange, Inc. dated as of April 22, 2004, filed as Exhibit 2 to the Company's Quarterly Report on Form 10-Q (File No. 1-12527) on August 6, 2004 and incorporated herein by reference.

      2.4 Project Development Agreement between Sonerra Resources Corporation and Nacogdoches Gas, LLC dated January 7, 2005, filed as Exhibit 2.4 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2004 and incorporated herein by reference. 1

      2.5 Purchase and Sale Agreement among Arcadia Energy II, LLC and Arcadia Energy III, LLC, as sellers, and Great Bay Hydro Maine, LLC and Great Bay Hydro Benton, LLC, as Buyers, relating to the acquisition of all of the Partnership Interests of Benton Falls Associates, L.P. dated as of March 16, 2005, filed as Exhibit 2 to the Company's Current Report on Form 8-K on March 18, 2005 and incorporated herein by reference.

      3.1 Certificate of Incorporation of BayCorp Holdings, Ltd., as amended, filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2004 and incorporated herein by reference.

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

     10.10 $10,250,000 Convertible Note from BayCorp Holdings, Ltd. and its wholly owned subsidiaries to Sloan Group Ltd. dated March 15, 2005, filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2004 and incorporated herein by reference.

     10.11 Pledge Agreement among BayCorp Holdings, Ltd., its wholly owned subsidiaries and Sloan Group Ltd. dated March 15,
             2005, filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2004 and incorporated herein by reference.

     10.12* Incentive Stock Option Agreement dated December 10, 2004 by and between Frank W. Getman and HoustonStreet Exchange, Inc., filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2004 and incorporated herein by reference.

       14 Code of Business Conduct filed as Exhibit 14 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2003 and incorporated herein by reference.

       21    List  of  Subsidiaries of BayCorp Holdings, Ltd.  filed  as
             Exhibit 21 to the Company's Annual Report on Form 10-K (File No. 1-12527) for the year ended December 31, 2004 and incorporated herein by reference.

      23**   Consent of Vitale, Caturano & Company P.C.

     31.1** Certification of President and Chief Executive Officer (principal executive officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

     31.2** Certification of President and Chief Executive Officer (principal financial officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

     31.3** Certification of Vice President of Finance and Treasurer (chief accounting officer) pursuant to Exchange Act Rules 13a-14 and 15d-14.

     32.1** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2** Certification of Vice President of Finance and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

  *   Management  contract  or  compensatory  plan   or
  arrangement.

  ** Filed herewith.

1. All disclosure schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
The Registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.