Form 10-Q
period 2005-09-30
BAYCORP HOLDINGS LTD
filed 2005-11-14
CIK 1012127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark one)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended   September 30, 2005
                               or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to _____________

Commission file number                       1-12527

                     BAYCORP HOLDINGS, LTD.
     (Exact name of registrant as specified in its charter)
      _____________________________________________________


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

Yes          No  X


                                          Outstanding at
            Class                        November 1, 2005
_____________________________       ___________________________
Common Stock, $0.01 Par Value                 571,364
          per Share

                              INDEX


PART I - FINANCIAL INFORMATION:

Item 1 - Financial Statements:

Consolidated Statements of Operations -
  Three and Nine Months Ended September 30, 2005
  and 2004. . . . . . . . . . . . . . . . . . . . . . .         3

Consolidated Balance Sheets at September 30, 2005
  and December 31, 2004 . . . . . . . . . . . . . . . .         4

Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 2005
  and 2004. . . . . . . . . . . . . . . . . . . . . . .         5

Notes to Financial Statements . . . . . . . . . . . . .         6

Item 2 - Management's Discussion and Analysis
  of Financial Condition and Results of Operations  . .        16

Item 3 - Quantitative and Qualitative Disclosures
  About Market Risk  . . . . . . . . . . . . . . . . . .       28

Item 4 - Controls and Procedures. . . . . . . . . . . .        29

PART II - OTHER INFORMATION:

Item 2 - Unregistered Sales of Equity Securities
  and Use of Proceeds . . . . . . . . . . . . . . . . .        30

Item 5 - Other Information  . . . . . . . . . . . . . .        30

Item 6 - Exhibits . . . . . . . . . . . . . . . . . . .        31

Signatures. . . . . . . . . . . . . . . . . . . . . . .        32

Exhibit Index . . . . . . . . . . . . . . . . . . . . .        33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                Three Months Ended   Nine Months Ended
                                                  September 30,        September 30,
                                                  _____________        _____________
                                                  2005      2004        2005       2004
                                                  ____      ____        ____       ____
Operating Revenues                              $4,098     $1,442      $9,932    $3,919

Operating Expenses
  Purchased Power                                1,700        897       4,051     3,026
  Unrealized Loss on Energy Contracts            5,490        648       8,878     3,000
  Production and Transmission                      268         22       2,796        22
  Administrative & General                       1,128        520       2,660     1,532
  Depreciation, Depletion and Amortization         521          0       1,220         0
  Taxes Other Than Income                           50         60         171        97
                                               _______    _______    ________   _______
      Total Operating Expenses                   9,157      2,147      19,776     7,677

Operating Loss                                  (5,059)      (705)     (9,844)   (3,758)

Other Income (Deductions)
  Interest and Dividend Income                      34         46         105       146
  Other Income (Deductions)                       (347)       440        (426)    1,110
                                               _______    _______    ________   _______
      Total Other Income (Deductions)             (313)       486        (321)    1,256

Loss Before Income Taxes, Minority Interest
  And Extraordinary Item                        (5,372)      (219)    (10,165)   (2,502)
Income Taxes                                       (41)       (13)        184       (13)
Minority Interest                                  (14)       (18)        (59)      (16)
                                               _______    _______    ________   _______
Loss Before Extraordinary Item                  (5,427)      (250)    (10,040)   (2,531)
Extraordinary Item                                   0          0           0       278
                                               _______    _______    ________   _______
Net Loss                                       ($5,427)     ($250)   ($10,040)  ($2,253)
                                               =======    =======    ========   =======

Weighted Average Shares Outstanding -
  Basic and Diluted                            571,364    560,612     564,679   594,143
Loss Per Share before Extraordinary Item -
  Basic and Diluted                             ($9.50)   ( $0.45)    ($17.78)   ($4.26)
Extraordinary Item Income Per Share -
  Basic and Diluted                                  -          -           -     $0.47
Net Loss Per Share -
  Basic and Diluted                             ($9.50)    ($0.45)    ($17.78)   ($3.79)


 (The accompanying notes are an integral part of these consolidated statements.)


                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                 September 30,        December 31,
                                                      2005                2004
                                                  ____________        ____________
ASSETS

Current Assets:
  Cash & Cash Equivalents                           $2,360              $9,627
  Accounts Receivable, net                           2,479                 639
  Prepayments & Other Assets                           116                  83
                                                   _______             _______
      Total Current Assets                           4,955              10,349

Other Long Term Assets:
  Gas and Oil Properties, net                       23,086                 670
  Property, Plant and Equipment, net                  ,280                   0
  Restricted Cash - Escrow                             936               2,500
  Intangible Asset                                      45                  45
  Other Long Term Assets                               527                 518
                                                   _______             _______
      Total Other Assets                            28,874               3,733

TOTAL ASSETS                                       $33,829             $14,082
                                                   =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable and Accrued Expenses             $1,085                $769
  Accrued Taxes                                         56                  92
  Notes Payable                                     20,873                   0
  Other Current Liabilities                            202                 741
                                                   _______             _______
          Total Current Liabilities                 22,216               1,602

Deferred Gain on Energy Contract                     1,337               1,534
Unrealized Loss on Energy Contract -
  at market                                         12,499               3,424
Long Term Liability                                  2,479               2,479

Minority Interest in Subsidiary                        276                 219
Commitments & Contingencies
Stockholders' Equity:

  Preferred stock, $.01 par value
     Authorized - 1,000,000 shares;                      -                   -
      Issued and Outstanding - 0 shares
  Common stock, $.01 par value
     Authorized - 4,000,000 shares;
      Issued and Outstanding - 571,364
      and 557,945 shares, respectively                   6                   6
  Additional Paid-in Capital                       (21,237)            (21,475)
  Accumulated Earnings                              16,253              26,293
                                                   _______             _______
          Total Stockholders' Equity                (4,978)              4,824
                                                   _______             _______

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $33,829             $14,082
                                                   =======             =======


 (The accompanying notes are an integral part of these consolidated statements.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2005          2004
                                                                    ____          ____
Net cash flow from operating activities:
    Net loss                                                      ($10,040)     ($2,253)
    Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
         Minority interest                                              58           16
         Extraordinary gain, net of tax                                  0         (278)
         Unrealized loss on the mark-to-market of energy
          Contract                                                   9,076        3,198
         Amortization of deferred gain on energy contract             (198)        (198)
         Non-cash compensation expense                                  57          129
         Depreciation, depletion and amortization                    1,220            0
         (Increase) decrease in accounts receivable                 (1,840)           3
         (Increase) decrease in prepaids and other assets             (478)       1,950
         Increase (decrease)in accounts payable and accrued
          expenses                                                     318         (256)
         Increase (decrease) in taxes accrued                          (36)          19
         Increase in miscellaneous and other liabilities                84        1,995
                                                                  ________      _______
      Net cash provided by (used in) operating activities           (1,779)       4,325

Net cash provided by (used in) investing activities:
          Investment in hydro plants and property                   (2,339)           0
          Investment in oil and gas properties                     (23,577)           0
          Investment in HoustonStreet                                   (2)           0
          Consolidation of HoustonStreet                                 0          393
                                                                  ________      _______
      Net cash provided by (used in) investing activities          (25,918)         393

Net cash provided by (used in) financing activities:
         Stock option exercise                                         180           41
         Proceeds from convertible notes                            20,250            0
         Reacquired capital stock and options                            0       (1,156)
                                                                  ________      _______
      Net cash provided by (used in) financing activities           20,430       (1,115)

Net increase (decrease) in cash and cash equivalents                (7,267)       3,603
Cash and cash equivalents, beginning of period                       9,627        7,469
                                                                  ________      _______
Cash and cash equivalents, end of period                            $2,360      $11,072
                                                                  ========      =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                      $   45      $    15
                                                                  ________      ________



 (The accompanying notes are an integral part of these consolidated statements.)

                  NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

  BayCorp Holdings, Ltd. ("BayCorp" or the "Company") is an unregulated holding company incorporated in Delaware in 1996. As of September 30, 2005, BayCorp had six wholly owned subsidiaries including Great Bay Power Marketing, Inc., Great Bay Hydro Corporation, Nacogdoches Power, LLC, Nacogdoches Gas, LLC, Great Bay Hydro Maine, LLC and BayCorp Ventures, LLC. BayCorp also held a majority interest in HoustonStreet Exchange, Inc. as of September 30, 2005.

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

  Great Bay Power Marketing, Inc. ("Great Bay Power Marketing"), incorporated in Maine as a wholly owned subsidiary, was created to hold the purchased power agreement that Great Bay had with Unitil Power Corporation ("Unitil") and to arrange for the power supply to satisfy the agreement. Effective January 1, 2003, Great Bay Power Marketing assumed the Unitil contract and holds the letter of credit established to secure Great Bay Power Marketing's obligations under the Unitil contract. BayCorp formed BayCorp Ventures, LLC ("BayCorp Ventures"), a Delaware limited liability company, as a wholly owned subsidiary, to serve as a vehicle through which BayCorp can make investments.

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

  In October 2004, BayCorp formed Nacogdoches Power, LLC ("Nacogdoches Power"), a New Hampshire limited liability company, as a wholly owned subsidiary. On November 16, 2004, Nacogdoches Power acquired the development rights to an approximately 1000 MW natural gas-fired power plant project in Nacogdoches County, Texas, located in east Texas (the "Sterne Power Project"). The project received its air quality permit in December 2002, which is effective through December 7, 2005. Nacogdoches Power has a wastewater discharge permit that is currently effective through August 1, 2006. Nacogdoches Power has options to acquire the land and a number of easements for the Sterne Power Project. The proposed plant site is located near the Electric Reliability Council of Texas ("ERCOT") and the Southwest Power Pool high voltage transmission lines as well as a source of cooling water and natural gas lines. Nacogdoches Power is pursuing the development of this project using a fuel other than natural gas.

  As part of its efforts to secure a natural gas supply for the Sterne Power project, BayCorp determined that significant natural gas and oil exploration and production activities were being carried out in Nacogdoches County, Texas near the location of the

Sterne Power project. It was through this process that BayCorp identified the oil and gas development opportunity with Sonerra
Resources Corporation ("Sonerra") an independent oil and gas exploration, development and operating company.

  In November 2004, BayCorp formed Nacogdoches Gas, LLC ("Nacogdoches Gas"), a New Hampshire limited liability company, as a wholly owned subsidiary. In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra, under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement, dated January 7, 2005 with Sonerra, under which Nacogdoches Gas would fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to fifteen additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells, with the provision that up to 25% of the cost may be funded and acquired by other parties, (the "Funding Percentage") and will own a working interest equal to 90% of the Funding Percentage until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of eight wells. The net revenue interest in each of these eight wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. For the first four wells funded under the January 7, 2005 agreement Nacogdoches Gas had a 100% Funding Percentage and acquired a 90% working
interest.   This  means that Nacogdoches Gas  bears  90%  of  the
operating costs of the wells and receives 69.3% of the net revenues from the wells. For the next four wells funded under the January 7, 2005 agreement, Nacogdoches Gas had an 85% Funding Percentage and acquired a 76.5% working interest. This means that Nacogdoches Gas bears 76.5% of the operating costs of these four wells and receives 58.9% of the net revenues from the wells.

  The first of the eight wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of September 2005 has produced approximately 268 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005 and through the end of September 2005 has produced approximately 243 million cubic feet of natural gas. The fourth well, Whirlwind, a James Lime horizontal natural gas well, began production in May 2005 and through the end of September 2005 has produced approximately 158 million cubic feet of natural gas.

  The fifth well, Looking Glass, a James Lime horizontal natural gas well, began production in late July 2005 after the fracture stimulation of one of its four sections and through the end of September 2005 has produced approximately 38 million cubic feet of natural gas. The sixth well, Thunder Chief, a James Lime horizontal natural gas well, began production in late August 2005 without fracture stimulation and through the end of September 2005 has produced approximately 30 million cubic feet of natural gas. The seventh well, Night Spirit, a horizontal James Lime natural gas well, began production in early September 2005 without fracture stimulation and through the end of September 2005 has produced approximately 74 million cubic feet of natural gas. The eighth well, Wind Dancer, a horizontal James Lime natural Gas well, began production in late September 2005 without fracture stimulation and through the end of September 2005 has produced approximately 17 million cubic feet of natural gas. Each of these wells requires fracture stimulation, which if successful, would allow the well to be placed into full production. The schedule and timing for performing fracture stimulation of these wells is uncertain given the strong demand for these services in the industry.

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

  In April 2005, Nacogdoches Gas funded the acquisition of certain natural gas production assets in Nacogdoches County, Texas formerly owned by SunStone Corporation ("SunStone") for approximately $3.4 million. Nacogdoches Gas acquired these assets in accordance with the terms of the January 7, 2005 agreement with Sonerra and the acquisition agreement dated as of March 22, 2005 among Sonerra, Pinnacle Energy Group, L.C. and Nacogdoches Gas. Under its agreement with Sonerra, Nacogdoches Gas has a 90% interest and Sonerra has a 10% interest in these assets until 110% of the $3.4 million purchase price of the SunStone assets and all of the funding provided by Nacogdoches Gas for wells drilled under the January 7, 2005 agreement is recovered. Once Nacogdoches Gas recovers its investment and other operating costs, its interest in all assets will become 50% and Sonerra will own the other 50%. BayCorp accounted for this acquisition using purchase accounting.

  In March 2005, BayCorp formed Great Bay Hydro Maine, LLC ("GBH Maine"), a Maine limited liability company, as a wholly owned subsidiary, and formed Great Bay Hydro Benton, LLC ("GBH Benton"), also a Maine limited liability company, as a wholly owned subsidiary of GBH Maine. On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates ("Benton Falls"), a limited partnership that owns a 4.3 megawatt hydroelectric generation plant in Benton, Maine from The Arcadia Companies for approximately $2.2 million. The purchase of Benton Falls was accounted for under the purchase method of accounting and the purchase price was allocated to fixed assets. BayCorp assumed operating responsibility for Benton Falls, the output of which is sold to Central Maine Power Corporation ("CMP") under a power purchase agreement ("CMP PPA") that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission. The estimated average rate for October 2005 through December 2005 (based on projected monthly generation) is approximately $52.40 per megawatt hour ("MWh".) The results of operations of Benton Falls are included in BayCorp's financial statements from the date of acquisition.

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

NOTE B - SLOAN ACQUISITION CORP. TENDER OFFER

  On October 12, 2005, Sloan Acquisition Corp., a Delaware corporation (the "Purchaser") and a wholly owned subsidiary of Sloan Group Ltd., a Bahamas international business corporation ("Sloan Group"), disclosed in a Tender Offer Statement on Schedule TO ("Schedule TO"), its offer to purchase all of the issued and outstanding shares of the Company's common stock at a price of $14.19 per share, net to the seller in cash, (the "Offer Price") upon the terms and subject to the conditions set forth in the Offer to Purchase (the "Offer to Purchase") dated October 12, 2005, and in the related Letter of Transmittal (which, together with the Offer to Purchase, constitute the "Offer").

  The Offer was made pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of September 30, 2005, by and among Sloan Group, the Purchaser and the Company (the "Merger Agreement"). The Merger Agreement provides that as promptly as practicable after the purchase of the shares pursuant to the
Offer and the satisfaction or, if permissible, waiver of the other conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company (the "Merger"). As a result of the Merger, the Company will continue as the surviving corporation (the "Surviving Corporation") and will be a wholly owned subsidiary of Sloan Group. At the effective time of the Merger, each share of the Company's common stock issued and outstanding immediately prior to the Effective Time (other than Common Stock held in the treasury of the Company or by Purchaser, Sloan Group or any direct or indirect subsidiary of Sloan Group or the Company, and other than Common Stock held by stockholders who shall have demanded and perfected appraisal rights under Delaware Law) will be canceled and converted automatically into the right to receive $14.19 in cash.

  The Offer, as extended, expired at 12:00 midnight Eastern time on Thursday, November 10, 2005. Parent and Purchaser have been advised by SunTrust Bank, which is serving as the Depositary in connection with the Offer, that as of the expiration of the Offer, a total of 499,310 shares were tendered in the offer, including 1,036 shares covered by notices of guaranteed delivery. All such shares were accepted for payment in accordance with the terms of the Offer. The tendered shares, together with the 25,000 shares that had already been held by Sloan Acquisition Corp. and its affiliates, represent approximately 91.7% of the outstanding common stock of the Company.

NOTE C - DEBT FINANCING

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 convertible note (the "First Note") with Sloan Group Ltd., a Bahamas corporation (the "Sloan Group"). On May 24, 2005, the Company, and all of its wholly owned subsidiaries, entered into a $10,000,000 multiple-draw senior convertible note (the "Second Note", and together with the First Note, the "Convertible Notes") with Sloan Group and as of September 30, 2005, had drawn $10,000,000 against the Second Note. The total debt under the Convertible Notes, which accrues interest at 8% per annum and is due and payable in full on December 15, 2005, is convertible by Sloan Group at any time between November 15, 2005 and December 15, 2005 (or any time after the occurrence and during the continuance of a material event of default under the Convertible Notes) into shares of the Company's common stock at a price of $14.04 per share. At December 15, 2005, the end of the conversion period, the principal and interest of the Convertible Notes would be convertible into approximately 1,510,889 shares, which would represent approximately 66% of the Company's common stock on a fully diluted basis (based on 770,483 currently outstanding shares and options.) The Convertible Notes do not allow the Company to prepay the debt (or pay any interest in cash unless Sloan Group elects to permit such payment), and provides for a 2% premium on the interest rate in the event of a default. Payment of the Convertible Notes may be accelerated in the event of a material event of default. The proceeds of the Convertible Notes were used to fund the Company's acquisition of hydroelectric generating facilities in Maine and its investment in certain oil and gas exploration opportunities.

  In addition to the Convertible Notes, on October 7, 2005, the Company and all of its wholly owned subsidiaries entered into a $7,750,000 multiple-draw senior secured note (the "Third Note", and together with the Convertible Notes, the "Notes"). Any draws under the Third Note accrue interest at 8% per annum, are due on April 1, 2006 and may be prepaid at any time, but may not be reborrowed once repaid. The Third Note is not convertible into the Company's stock. As of October 30, 2005, the Company had drawn approximately $2.8 million against the Third Note. The Company has drawn and intends to draw upon the Third Note to continue the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra
Resources  Corporation  and  for  other  strategic  and   general
corporate purposes.

  In addition to the Company, the borrowers under the Notes include the following subsidiaries of the Company: GBH Maine, GBH Benton, Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power, and Nacogdoches Gas. Under the Second Amended and Restated Pledge Agreement entered into at the time of the Third Note, the Company has pledged its equity interests in HoustonStreet, GBH Maine and Nacogdoches Gas; GBH Maine has pledged its equity interests in GBH Benton and Benton Falls; and GBH Benton has pledged its equity interests in Benton Falls. Nacogdoches Gas, GBH Maine and GBH Benton have pledged any equity interest that they may obtain in other entities while the debt is outstanding and Nacogdoches Gas and Nacogdoches Power pledged certain of their contract rights. The Notes are all secured by the same collateral and a default under one loan would be a default under all of the loans.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Principles of Consolidation

  The Company's Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. In November 2004, the Company formed Nacogdoches Gas, which has acquired working interests in natural gas and oil producing wells. The Company records in its financial statements its proportional share of well revenues and expenses. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. All significant intercompany transactions have been eliminated.
All sales of subsidiary stock are accounted for as capital transactions in the consolidated financial statements.

  In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, as amended by FIN 46R. The interpretation requires that a company consolidate the financial statements of an entity that cannot finance its activities without outside financial support, and for which that company provides the majority of support. The Company deemed that its investment, HoustonStreet, was not a variable interest entity. Therefore, prior to May 1, 2004 and when the Company held a minority interest in HoustonStreet, it accounted for HoustonStreet under the equity method. A recapitalization of HoustonStreet was completed effective May 1, 2004, and as a result, the Company's ownership interest in HoustonStreet increased above 50%. As a result of this recapitalization, The Company began consolidating HoustonStreet as of May 1, 2004.

  Energy Marketing

  Forward contracts, including the purchased power contract with Unitil dated as of April 1, 1993 (the "Unitil PPA" or "PPA"), meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception or as a hedge under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value with changes in fair value recorded in earnings. In accordance with FASB's Emerging Issues Task Force Issue No. 02-03, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF Issue No. 02-03), revenues related to derivative instruments classified as trading are reported net of related cost of sales.

  Stock Based Compensation

  The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation." Awards under the Company's plans vest over periods ranging from one to three years. The Company recorded compensation expense of $57,000 in the nine months ended September 30, 2005 and $129,000 in the nine months ended September 30, 2004 based on the fair value of options granted determined using the Black-Scholes option pricing model. The Company did not grant options during the nine months ended September 30, 2005 or during the nine months ended September 30, 2004.

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

NOTE E - COMMITMENTS AND CONTINGENCIES

Purchased Power Agreements

  Great Bay was party to a purchased power contract, the Unitil PPA, that provided for Great Bay to sell to Unitil 0.8696% of the energy and capacity of Seabrook, or approximately 10 MWs. The Unitil PPA commenced on May 1, 1993 and continues through October 31, 2010. On November first of each year the purchase price is subject to increase at the rate of inflation less four percent.

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

  Unitil had an option, which expired November 1, 2005, to extend the Unitil PPA for up to 12 years, until 2022. Unitil did not exercise this option.

  Forward contracts (including the Unitil PPA) meeting the definition of a derivative and not designated and qualifying for the normal purchases and normal sales exception under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133) are recorded at fair value. In accordance with the FASB's Emerging Issues Task Force ("EITF") issue no. 02-03 the inception gain (initial value of $2.1 million) on the Unitil PPA has been deferred and will be recognized over the life of the contract. The fair value of the contract was a negative $12.5 million as of September 30, 2005 and was negative $3.4 million as of December 31, 2004. The deferred gain on the contract was $1.3 million as of September 30, 2005 and $1.5 million as of December 31, 2004. These amounts are reflected in the Company's balance sheet.

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

NOTE F - OIL AND GAS ACTIVITIES

  The following summarizes selected information with respect to oil and gas producing activities.

                                       September  30, 2005
                                       ___________________
                                         (in thousands)
       Gas and Oil properties:
       Land                                  $ 2,299
       Properties subject to depletion        18,478
       Unproved properties                     3,489
                                             _______
         Total                                24,266
       Accumulated depletion                   1,180
                                             _______
         Net                                 $23,086
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

  Production  quantities  shown are net  volumes  withdrawn  from reservoirs. These may differ from sales quantities due to inventory changes, and especially in the case of natural gas, volumes consumed for fuel and/or shrinkage from extraction of natural gas liquids.
  Quantities of Proved Natural Gas Reserves (Mmcf):

   Balance December 31, 2004                       149
     Revisions                                       0
     Extensions, discoveries and additions           0
     Purchases                                  11,311
     Sales                                           0
     Production                                   (606)
                                                _______
   Balance, September 30, 2005                  10,854

NOTE G - INVESTMENT IN HOUSTONSTREET

  A recapitalization at HoustonStreet was completed in the second quarter of 2004 and as a result, the Company owns shares representing approximately 59.8% of the outstanding common shares of HoustonStreet In accordance with EITF Topic D-84, the Company followed step acquisition accounting to consolidate HoustonStreet. The fair value of current assets exceeded the Company's net investment in HoustonStreet by $278,000 resulting in negative goodwill upon application of step acquisition accounting. As a result, the Company recognized an extraordinary gain of $278,000 in the second quarter of 2004 in accordance with SFAS No. 141 "Business Combinations."

  Prior to the recapitalization, the Company held a minority ownership interest in HoustonStreet and accounted for HoustonStreet under the equity method. The Company ceased recording losses in HoustonStreet during 2001 when the carrying value of its investment (including all advances and notes payable) was reduced to zero. The Company has no obligation to fund and does not guarantee any outstanding obligations of HoustonStreet. The Company has not recorded any portion of its share of HoustonStreet's earnings during 2004 (preceding the consolidation of HoustonStreet), 2003 or 2002 since any such earnings were fully offset by suspended losses. Summarized financial information for HoustonStreet, prior to consolidation, is as follows:

     HoustonStreet:                        March 31, 2004
                                           (in thousands)
     Total Assets                              $   564
     Total Liabilities                          13,835
     Net Sales                                     168
     Net Income (Loss)                            (342)
     Company's equity in Net Income               (170)

NOTE H - EQUITY

  As of September 30, 2005 there were 571,364 shares outstanding and options to purchase 199,119 shares.

  BayCorp has never paid cash dividends on its common stock.

NOTE I - SEGMENT INFORMATION

  BayCorp has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers.

  BayCorp is a holding company for Great Bay Power Marketing, Great Bay Hydro, BayCorp Ventures, Nacogdoches Power, Nacogdoches Gas, GBH Maine and HoustonStreet. BayCorp operates primarily in three segments, each of which is managed separately because each segment sells distinct products and services. Great Bay Power Marketing, Great Bay Hydro and GBH Maine constitute the electricity generation and trading business segment, whose principal assets are the Unitil PPA and hydroelectric facilities of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont and a 4.3 megawatt hydroelectric generation plant in Benton, Maine. Nacogdoches Gas constitutes the oil and gas production and sales segment, whose principal assets are its interests in oil and gas wells in East Texas. HoustonStreet, representing the crude oil and refined products trading exchange segment, developed and operates HoustonStreet.com, an Internet-based independent crude oil and refined products trading exchange in the United States.

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



                                                     Crude
                                                    Oil and
 BayCorp Holdings, Ltd.                             Refined
 As of and for the nine                             Product
      months ended        Electricity    Oil and       s               Inter-
      September 30        Generation       Gas      Trading            company
        ($000's)          and Trading  Production   Exchang   Other     Elim      Total
                                                       e
                                                      (1)
________________________________________________________________________________________

2005
____
Revenues                   $4,469       $4,713       $750        $0        $0     $9,932
Operating Expenses         13,709        3,870        613     1,585         0     19,777
Segment Net Income (Loss)  (9,715)         599        145      (924)     (145)   (10,040)
Total Assets               12,397       25,050        717    38,098   (42,433)    33,829
________________________________________________________________________________________

2004
____
Revenues                   $3,521            -       $398      $0       $0        $3,919
Operating Expenses          6,500            -        361     1,027      (211)     7,677
Segment Net Income (Loss)  (2,955)           -         24       702     (24)       2,253
Total Assets                9,280            -        537    19,023   (14,159)    14,681
________________________________________________________________________________________



(1) BayCorp began consolidating HoustonStreet as of May 1, 2004. See " Note A - The Company."

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

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

  SFAS 123R will be effective as of the first annual reporting period that begins after December 15, 2005. Since January 2003, the Company has used the fair value based method recognition of compensation expense and is required to apply the modified prospective application transition method under SFAS 123R. The modified prospective application transition method requires the application of this standard to all new awards issued after the effective date, all modifications, repurchased or cancellations of existing awards after the effective date, and unvested awards at the effective date.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Overview

  The Company derived its revenues primarily through energy sales activities by Great Bay Power Marketing, Great Bay Hydro, Benton Falls and Nacogdoches Gas in the first nine months of 2005. In the first nine months of 2004, the Company derived its revenues from nine months of operation at Great Bay Power Marketing, six months of operation at Great Bay Hydro and five months of operation from HoustonStreet.

  Great Bay Power Marketing currently holds one purchased power contract with Unitil. On April 1, 2004, Great Bay Hydro completed an acquisition of generating facilities including an operating hydroelectric facility of approximately 4 megawatts located in Newport, Vermont, diesel engine generators totaling approximately 7 megawatts located in Newport, Vermont and non-operating hydroelectric facilities in Troy and West Charleston, Vermont. Great Bay Hydro assumed operating responsibility of the generating facilities

<Page<

on April 1, 2004. Great Bay Hydro uses the output of the Newport plant as a physical hedge for meeting a portion of the Company's contractual obligations under the Unitil PPA.

  On March 16, 2005, GBH Maine and GBH Benton acquired Benton Falls Associates, a limited partnership that owns Benton Falls, a
4.3 megawatt hydroelectric generation plant in Benton, Maine, from The Arcadia Companies for approximately $2.2 million. The Company assumed operating responsibility for Benton Falls, the output of which is sold to CMP under a power purchase agreement that expires in December 2007. The rates under the CMP PPA are indexed to CMP's standard rates for energy and capacity purchases established annually by the Maine Public Utilities Commission.

  In the fourth quarter of 2004, Nacogdoches Gas entered into agreements with Sonerra Resources Corp ("Sonerra"), under which Nacogdoches Gas acquired an approximate 10% working interest (of a 77% net revenue interest) in two natural gas and oil producing wells. Nacogdoches Gas entered into an agreement, dated January 7, 2005 with Sonerra, under which Nacogdoches Gas would fund the development of three natural gas and oil wells. This agreement was amended as of March 14, 2005, increasing the number of wells from three to four. In addition, Nacogdoches Gas has an option to participate in Sonerra's continued development of up to fifteen additional natural gas and oil wells over the next two years. Under the agreement with Sonerra, Nacogdoches Gas will fund the total cost of the new wells, with the provision that up to 25% of the cost may be funded and acquired by other parties and will own a working interest equal to 90% of the Funding Percentage until its aggregate investment is recovered. Once Nacogdoches Gas has recovered all of its investment in the wells from the net proceeds of all wells and any other revenues from the assets acquired under the development agreement, Sonerra and Nacogdoches Gas will own equal amounts of the working interests funded. The working interests include undivided leasehold interests in the gas units and the production and gathering equipment.

  Since entering the January 7, 2005 agreement with Sonerra, Nacogdoches Gas has funded the development of eight wells. The net revenue interest in each of these eight wells being funded by Nacogdoches Gas is 77% with the remaining 23% of the net revenues paid to the lessor and other royalty interests. For the first four wells funded under the January 7, 2005 agreement Nacogdoches Gas had a 100% Funding Percentage and acquired a 90% working
interest.   This  means that Nacogdoches Gas  bears  90%  of  the
operating costs of the wells and receives 69.3% of the net revenues from the wells. For the next four wells funded under the January 7, 2005 agreement, Nacogdoches Gas had an 85% Funding Percentage and acquired a 76.5% working interest. This means that Nacogdoches Gas bears 76.5% of the operating costs of these four wells and receives 58.9% of the net revenues from the wells.

  The first of the eight wells, Round Mountain, a James Lime horizontal natural gas well, began production in January 2005 and through the end of September 2005 has produced approximately 268 million cubic feet of natural gas. The second well, Wicked Wolf, a James Lime horizontal natural gas well, began production in early March 2005 and through the end of September 2005 has produced approximately 243 million cubic feet of natural gas. The fourth well, Whirlwind, a James Lime horizontal natural gas well, began production in May 2005 and through the end of September 2005 has produced approximately 158 million cubic feet of natural gas.

  The fifth well, Looking Glass, a James Lime horizontal natural gas well, began production in late July 2005 after the fracture stimulation of one of its four sections and through the end of September 2005 has produced approximately 38 million cubic feet of natural gas. The sixth well, Thunder Chief, a James Lime horizontal natural gas well, began production in late August 2005 without fracture stimulation and through the end of September 2005 has produced approximately 30 million cubic feet of natural gas. The seventh well, Night Spirit, a horizontal James Lime natural gas well, began production in early September 2005 without fracture stimulation and through the end of September 2005 has produced approximately 74 million cubic feet of natural gas. The eighth well, Wind Dancer, a horizontal James Lime natural Gas well, began production in late September 2005 without fracture stimulation and through the end of September 2005 has produced approximately 17 million cubic feet of natural gas. Each of these wells requires fracture stimulation, which if successful, would allow the well to be placed into full production. The schedule and timing for performing fracture stimulation of these wells is uncertain given the strong demand for these services in the industry.

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

  In April 2005, Nacogdoches Gas funded the acquisition of certain natural gas production assets in Nacogdoches County, Texas formerly owned by SunStone for approximately $3.4 million. Nacogdoches Gas acquired these assets in accordance with the terms of the January 7, 2005 agreement with Sonerra and the acquisition agreement dated as of March 22, 2005 among Sonerra, Pinnacle Energy Group, L.C. and Nacogdoches Gas. Under its agreement with Sonerra, Nacogdoches Gas has a 90% interest and Sonerra has a 10% interest in these assets until 110% of the $3.4 million purchase price of the SunStone assets and all of the funding  provided by Nacogdoches Gas for wells drilled under  the
January 7, 2005 agreement is recovered. Once Nacogdoches Gas recovers its investment and other operating costs, its interest in all assets will become 50% and Sonerra will own the other 50%. The Company accounted for this acquisition using purchase accounting.

  Expenses for the first nine months of 2005 and 2004 primarily consisted of the cost of purchased power, production related costs, general and administrative costs and unrealized losses for the mark to market of the Unitil PPA.

  As of May 1, 2004, the Company began consolidating HoustonStreet for financial reporting purposes and HoustonStreet revenues and expenses are reflected in the Company's financials as of that date. See "Item 1. Financial Statements. Note G - Investment in HoustonStreet."

  The following discussion focuses solely on operating revenues and operating expenses and is presented in a substantially consistent manner for all of the periods presented.

Results of Operations: Third Quarter of 2005 Compared to the
Third Quarter of 2004

Operating Revenues

  BayCorp's operating revenues increased by approximately $2,656,000 to $4,098,000 in the third quarter of 2005 as compared to $1,442,000 in the third quarter of 2004. Total revenues for the third quarter of 2005 included approximately $1,007,000 generated from Great Bay Power Marketing's long-term power sales contract with Unitil and approximately $3,000 in net revenues from Great Bay Power Marketing's energy commodity trading activity. The gross retail  sales  volume  of energy commodity trading  activity  was
approximately  $341,000  and  the  related  cost  of  sales   was
approximately $338,000. In addition, in the third quarter of 2005, Great Bay Hydro generated revenues of approximately
$397,000 and Benton Falls generated revenues of approximately $68,000 from the sale of electricity. Nacogdoches Gas generated revenues of approximately $2,385,000 from the sale of natural gas and HoustonStreet generated revenues of approximately $238,000. Operating revenues in the third quarter of 2004 included Great Bay Power Marketing revenues of approximately $1,003,000, Great Bay Hydro revenues of approximately $196,000 and HoustonStreet revenues of approximately $242,000.

  The Company realized an average selling price for electricity sold under the Unitil sales contract of 5.03 cents per kilowatt hour ("kWh") for the third quarters of both 2005 and 2004. The cost of power purchased to supply this contract was approximately
8.50 cents per kWh for the third quarter of 2005 and approximately 4.48 cents per kWh for the third quarter of 2004. For the third quarter of 2005, the Company realized an average selling price for electricity generated and sold by Great Bay Hydro of approximately 8.61 cents per kWh.

Expenses

  Great Bay Power Marketing purchases power to satisfy its power supply obligation under the Unitil PPA. Purchased power expenses increased by approximately $803,000, or 89.5%, to $1,700,000 in the third quarter of 2005 as compared to $897,000 in the third quarter of 2004.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $5,490,000 in the third quarter of 2005 as compared to a net unrealized loss of approximately $648,000 in the third quarter of 2004. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the third quarter of 2004 and have continued to rise into the third quarter of 2005 primarily due to increases in the forward price of natural gas. In the New England Power Pool ("NEPOOL"), power generating plants are usually dispatched in the order of increasing variable costs. The plants that are called upon to supply the last amount of demand are considered to be on the margin and set the price of power for all plants selling into the market. Since the completion of a significant amount of new gas-fired generation in NEPOOL, plants that use natural gas as a fuel source are frequently on the margin and therefore set the price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly influenced by the price of natural gas.

  Production and transmission expenses increased approximately $246,000 to $268,000 in the third quarter of 2005 as compared to approximately $22,000 in the third quarter of 2004. This increase was primarily due to increased operations at Nacogdoches Gas, Great Bay Hydro and Benton Falls.

  Administrative and general expenses increased approximately $608,000 to $1,128,000 in the third quarter of 2005 as compared to $520,000 in the third quarter of 2004. This increase in administrative and general expenses was primarily attributable to the cost of legal and professional services associated with the tender offer by Sloan Acquisition Corp. in the third quarter of 2005. See "Item 1. Financial Statements. Note B - Sloan
Acquisition Corp. Tender Offer." The Company also incurred administrative and general expenses associated with the Company's operations at Nacogdoches Gas, Nacogdoches Power and Benton Falls in the third quarter of 2005. There were no administrative and general expenses associated with these companies in the third quarter of 2004.

  Depreciation, depletion and amortization was approximately $521,000 in the third quarter of 2005 and reflects approximately $491,000 in depletion expense of Nacogdoches Gas lease acquisition costs and development costs for the third quarter of 2005. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. The provision for depletion is based upon the units of production method. In addition, the Company recorded approximately $30,000 for depreciation of plant and equipment at the Company's hydro facilities in the third quarter of 2005. There were no depletion, depreciation or amortization expenses in the third quarter of 2004.

  Taxes other than income decreased approximately $10,000 to $50,000 in the third quarter of 2005 as compared to $60,000 in the third quarter of 2004 primarily due to accruals for Great Bay
Hydro and Benton Falls property taxes.

  The Company recorded other deductions of approximately $347,000 in the third quarter of 2005 as compared to other income of approximately $440,000 in the third quarter of 2004. Included in other deductions in the third quarter of 2005 was approximately $362,000 in interest expense associated with the debt financing provided by Sloan Group. See "Item 1. Financial Statements. Note C - Debt Financing." Other income in the third quarter of 2004 primarily reflected closing adjustments and other costs specific to the Company's sale of its interests in Seabrook. In the third quarter of 2004, the Company negotiated a final settlement of the remaining accrued liability related to the sale of Seabrook and paid approximately $168,000 in settlement of this liability. As a result of this liability being settled for less than the Company had previously estimated and accrued for, the Company recorded other income of approximately $634,000 in the third quarter of 2004. Also in the third quarter of 2004, the Company recorded other income of approximately $75,000 upon receipt of an insurance refund related to its ownership in Seabrook.
Offsetting these income items in the third quarter of 2004, the Company recorded an expense of $255,000 for a directors and officers liability insurance policy; this run-off policy insures against claims, including nuclear related claims, for events that may have occurred prior to July 2004.

Net Loss

  As a result of the above factors, for the third quarter of 2005, the Company recorded a net loss of approximately $5,427,000, or $9.50 per share, as compared to a net loss of approximately $250,000, or $0.45 per share, for the third quarter of 2004.

Results of Operations: First Nine Months of 2005 Compared to the
First Nine Months of 2004

Operating Revenues

  BayCorp's operating revenues increased by approximately $6,013,000 to $9,932,000 in the first nine months of 2005 as compared to $3,919,000 in the first nine months of 2004. Total revenues for the first nine months of 2005 included approximately $4,713,000 from the sale of natural gas by Nacogdoches Gas. Great Bay Power Marketing had revenues of approximately $2,988,000 from its long-term power sales contract with Unitil and approximately $45,000 in net revenues from its energy commodity trading activity. The gross retail sales volume of energy commodity trading activity was approximately $1,437,000 and the related cost of sales was approximately $1,392,000. In addition, in the first nine months of 2005, Great Bay Hydro generated  revenues of approximately $929,000, and  Benton  Falls generated revenues of approximately $507,000 from the sale of electricity. HoustonStreet generated revenues of approximately $751,000. Consolidated operating revenues in the first nine months of 2004 were approximately $3,041,000 from Great Bay Power Marketing, $479,000 from Great Bay Hydro and $398,000 from HoustonStreet.

  The Company realized an average selling price for electricity sold under the Unitil sales contract of 5.03 cents per kWh in the first nine months of both 2005 and 2004. The cost of power purchased to supply this contract was approximately 6.83 cents per kWh for the first nine months of 2005 and approximately 5.08 cents per kWh for the first nine months of 2004. The Company realized an average selling price for electricity generated and sold by Great Bay Hydro of approximately 6.21 cents per kWh and
4.92 cents per kWh for the nine months ended September 30, 2005 and 2004, respectively, and Great Bay Hydro's cost of generating power was approximately 4.19 cents per kWh and 3.01 cents per kWh for the nine months ended September 30, 2005 and 2004, respectively. For the first nine months of 2005, the Company realized an average selling price for electricity generated and sold by Benton Falls of approximately 5.70 cents per kWh and Benton Fall's cost of generating power was approximately 3.50 cents per kWh.

Expenses

  Great Bay Power Marketing purchases power to satisfy its power supply obligation under the Unitil PPA. Purchased power expenses increased by approximately $1,025,000, or 33.9%, to $4,051,000 in the first nine months of 2005 as compared to $3,026,000 in the first nine months of 2004.

  The Company recorded a non-cash charge for an unrealized loss on the mark-to-market of its long term energy sales contract and recorded the amortization of the deferred inception gain on this contract for a total net unrealized loss of approximately $8,878,000 in the first nine months of 2005 as compared to a net unrealized loss of approximately $3,000,000 in the first nine months of 2004. The mark-to-market value of this long-term contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the first nine months of 2004 and have continued to rise into the first nine months of 2005 primarily due to increases in the forward price of natural gas.

  Production and transmission expenses were approximately $2,796,000 in the first nine months of 2005 as compared to approximately $44,000 in the first nine months of 2004. Production expenses associated with Nacogdoches Gas operations were approximately $2,641,000 in the first nine months of 2005; included in production expenses was approximately $2,115,000 for exploration expense related to the impairment of Painted Horse, the third well developed under its joint development agreement with Sonerra. Production expenses in the first nine months of 2004 were specific to Great Bay Hydro operations.

  Administrative and general expenses increased approximately $1,128,000, or 73.6%, to $2,660,000 in the first nine months of
2005 as compared to $1,532,000 in the first nine months of 2004. This increase was primarily attributable to administrative and general expenses associated with the Company's operations at Nacogdoches Gas, Nacogdoches Power and at HoustonStreet in the first nine months of 2005. There were no administrative and general expenses associated with Nacogdoches Gas and Nacogdoches Power in the first nine months of 2004. In the first nine months of 2005 the Company also incurred administrative and general expenses of approximately $408,000 for legal and professional services associated with the tender offer by Sloan Acquisition Corp. in the third quarter of 2005. See "Item 1. Financial Statements. Note B -Sloan Acquisition Corp. Tender Offer."

  Depreciation, depletion and amortization expense was approximately $1,220,000 in the first nine months of 2005 and reflected approximately $1,161,000 in depletion of Nacogdoches Gas lease acquisition costs and development costs for the first nine months of 2005. Under the successful efforts method of accounting, lease acquisition costs and all development costs are capitalized. The provision for depletion is based upon the units of production method. In addition, the Company recorded approximately $60,000 for depreciation of plant and equipment at the Company's hydro facilities in the first nine months of 2005. There was no depletion, depreciation or amortization expense in the first nine months of 2004.

  Taxes  other  than income increased approximately  $74,000,  to
$171,000 in the first nine months of 2005 as compared to  $97,000 in the first nine months of 2004 primarily due to Great Bay Hydro and Benton Falls property taxes.

  The Company recorded other deductions of approximately $426,000 in the first nine months of 2005 as compared to other income of approximately $1,110,000 in the first nine months of 2004. Included in other deductions in the first nine months of 2005 was approximately $623,000 in interest expense associated with the debt financing provided by Sloan Group. See "Item 1. Financial Statements. Note C - Debt Financing." Offsetting this expense was other income of approximately $144,000 from an insurance refund related to the Company's previous ownership in Seabrook and an accrual adjustment of approximately $92,000. Other income in the first nine months of 2004 primarily reflected receipt by the Company of one-time payments and other closing adjustments specific to the Company's sale of its interests in Seabrook in November 2002.

  Income tax income in the first nine months of 2005 reflects receipt by the Company of $225,000 from the State of New
Hampshire for overpayment of prior year state income taxes.

  In  the  first  nine months of 2004, the Company recognized  an
extraordinary   gain  of  $278,000  upon  the  consolidation   of
HoustonStreet.

Net Loss

  As a result of the above factors, for the first nine months of 2005, the Company recorded a net loss of approximately $10,040,000, or $17.78 per share, as compared to a net loss of approximately $2,253,000, or $3.79 per share, for the first nine months of 2004.

Liquidity and Capital Resources

  As of September 30, 2005, BayCorp had approximately $2,360,000 in cash and cash equivalents and approximately $2,500,000 in restricted cash as required by the terms of the Unitil PPA and approximately $436,000 in restricted cash as required by the terms of the CMP PPA. The total restricted cash is reflected as a long term asset in the Company's financial statement. The Company also had approximately $527,000 in a cash deposit at ISO New England ("ISO NE"). The Company purchases a portion of its power needed for resale from ISO NE, and ISO NE requires financial assurance to protect NEPOOL against a payment default of one of its participants. The amount of collateral needed is calculated based upon formulas developed by ISO NE and NEPOOL. This deposit is reflected as an Other Long Term Asset in the Company's financial statements. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and GBH Maine, proceeds from the sale of natural gas and oil by Nacogdoches Gas, and advances taken on the Third Note with Sloan Group, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005.

  On March 15, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,250,000 convertible note with Sloan Group (the "First Note"). On May 24, 2005, the Company and all of its wholly owned subsidiaries entered into a $10,000,000 multiple-draw convertible note with Sloan Group (the "Second Note" and, together with the First Note, the "Convertible Notes") and, as of September 30, 2005, had drawn $10 million against this debt facility. The total debt under the Convertible Notes, which accrues interest at 8% and is due on December 15, 2005, is convertible at any time between November 15, 2005 and December 15, 2005 into shares of the Company's common stock at a price of $14.04 per share. In addition to the Convertible Notes, on October 7, 2005, the Company and all of its wholly owned subsidiaries entered into a $7,750,000 multiple-draw senior secured note with Sloan Group (the "Third Note" and, together with the Convertible Notes, the "Notes"). Any draws under the Third Note accrue interest at 8% per annum and are due on April 1, 2006. As of October 30, 2005, the Company had drawn approximately $2.8 million against the Third Note. All of the Company's borrowings from Sloan Group are secured under a Second Amended and Restated Pledge Agreement and cross-collateralized, and a default under any one of the Notes would be a default under all of the Notes. The Company used proceeds from these financings to finance the acquisition of Benton Falls by GBH Maine and GBH Benton, to finance the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra and for other strategic and general corporate purposes. See "Item 1. Financial Statements. Note C - Debt Financing." If payment on the First or Second Note is required on December 15, 2005, the Company would need to seek additional financing. There is no assurance that the Company or its subsidiaries would be able to obtain such financing or that the terms on which any additional financing is available would be acceptable.

  The Company had a net loss in the first nine months of 2005 of approximately $10,040,000. There was a non-cash charge for an unrealized loss on the mark-to-market of the Unitil PPA of approximately $9,076,000 and a non-cash recognition of deferred gain on the Unitil PPA of approximately $198,000. The value of this contract is based on current projections of power prices over the life of the contract. Forward power prices increased during the first nine months of 2005 primarily due to increases in the forward price of natural gas. Power generating plants that use natural gas as a fuel source are frequently on the margin and therefore are setting the forward price of power in NEPOOL. Accordingly, the price of power in NEPOOL is highly dependent on the price of natural gas. Other non-cash charges included compensation expense of approximately $57,000 for the variable accounting of certain employee stock options, approximately $58,000 for HoustonStreet minority interest and approximately $1,220,000 for depreciation, depletion and amortization.

  An increase in accounts receivable in the first nine months of 2005 of approximately $1,840,000 was primarily attributable to accounts receivable at Nacogdoches Gas. An increase of approximately $478,000 in prepaids and other assets was primarily attributable to $436,000 that has been escrowed as required by the terms of the CMP PPA with GBH Maine. An increase in accounts payable and accrued expenses of approximately $366,000 was primarily attributable to an increase in accounts payable as of September 30, 2005.

  Cash flows from investing activities included cash expenditures of approximately $2,339,000 for fixed assets as part of the Benton Falls purchase and ongoing operations. See "Item 1.
Financial Statements. Note A - The Company." Investing activities in the first nine months of 2005 also included investments by Nacogdoches Gas of approximately $23,577,000 for interests in eight oil and natural gas wells. See "Item 1. Financial Statements. Note A -The Company."

  The Company had no long-term contractual obligations as of September 30, 2005.

  Following the sale of Seabrook in the fourth quarter of 2002 and the completion of the Company's self tender offer in the first quarter of 2003, the Company evaluated and pursued energy-related investment opportunities. The Company continues to focus on the acquisition of energy-related assets.

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

  Beginning in the first quarter of 2005, the Company has engaged in development of natural gas wells through Nacogdoches Gas, and through September 2005, developed eight wells. The total cost of an individual well typically ranges from $2.0 million to $3.5 million and includes the acquisition of leases for the land, the drilling and completion of the wells and the construction of extensions of the gas gathering system. The total cost depends on the type of well, the amount of land required for the production unit, the length of gas gathering pipeline and the completion technique. If Nacogdoches Gas exercises its option to participate in additional well prospects, it will need to raise additional capital to do so.

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

  The Company intends to pursue investments that will require additional financing. The Company believes that such financing is available, but there can be no assurance that the Company would be successful in obtaining such financing or obtaining it on acceptable terms. If the Company is not successful in obtaining additional financing, the Company may not be able to pursue certain investment alternatives. In such a case, the Company may be limited to opportunities that it can pursue given its current resources. The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and GBH Maine, proceeds from the sale of natural gas and oil by Nacogdoches Gas, and advances taken on the Third Note with Sloan Group, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005. If payment on the First or Second Note is required on December 15, 2005, the Company would need to seek additional financing. There is no assurance that the Company or its subsidiaries would be able to obtain such financing or that the terms on which any additional financing is available would be acceptable. If the Company is unsuccessful in identifying and making additional investments, the Company may pursue alternative strategies, including sale of the Company or its assets, or deregistration.

Critical Accounting Policies

  Preparation of the Company's financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities and revenues and expenses. Note 1 to the Consolidated Financial Statements in the Company's Form 10-K, filed March 31 2005, is a summary of the significant accounting policies used in the preparation of the Company's financial statements. Please see "Item 1. Financial Statements. Note D - Summary of Significant Accounting Policies" above.

Forward Looking Statements and Certain Factors That May Affect
Future Results

  This Quarterly Report contains forward-looking statements. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Such statements include those regarding reserves of oil and gas and recovery by Nacogdoches Gas of its investment and operating costs; the estimated purchased power rate under the CMP PPA; the Merger of the Company with Sloan Acquisition Corp. pursuant to the September 30, 2005 Merger Agreement; the Company's efforts to acquire energy-related assets; and the financing of such acquisitions, additional investments, and repayment of the Notes. There are a number of important factors that could cause the results of BayCorp and/or its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below and elsewhere in this report.

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

  Liquidity Need. As of September 30, 2005, BayCorp had approximately $5.3 million in cash and cash equivalents, restricted cash and short-term investments. On March 15, 2005, BayCorp and all of its wholly owned subsidiaries entered into a $10,250,000 convertible note with Sloan Group (the "First Note"). On May 24, 2005, BayCorp and all of its wholly owned subsidiaries entered into a $10,000,000 multiple-draw convertible note with Sloan Group (the "Second Note" and, together with the First Note, the "Convertible Notes") and, as of September 30, 2005, had
drawn $10,000,000 against this debt facility. The total debt under the Convertible Notes, which accrues interest at 8% per annum and is due on December 15, 2005, is convertible at any time between November 15, 2005 and December 15, 2005 into shares of BayCorp's common stock at a price of $14.04 per share. In addition to the Convertible Notes, on October 7, 2005, BayCorp
and all of its wholly owned subsidiaries entered into a $7,750,000 multiple-draw senior secured note with Sloan Group (the "Third Note" and together with the Convertible Notes, the "Notes"). Any draws under the Third Note accrue interest at 8% per annum and are due on April 1, 2006. As of October 30, 2005, BayCorp had drawn approximately $2.8 million against this note. All of BayCorp's borrowings from Sloan Group are secured under a Second Amended and Restated Pledge Agreement and cross-collateralized, and a default under any one of the Notes would be a default under all of the Notes. BayCorp used proceeds from these financings to finance the acquisition of Benton Falls by GBH Maine and GBH Benton and to finance the development of natural gas and oil wells in East Texas under its Project Development Agreement with Sonerra and for other strategic and general corporate purposes. See "Item 1. Financial Statements. Note C - Debt Financing." If payment on the First or Second Note is required on December 15, 2005, the Company would need to seek additional financing. There is no assurance that the Company or its subsidiaries would be able to obtain such financing or that the terms on which any additional financing is available would be acceptable.

  The Company believes that such cash, together with the anticipated proceeds from the sale of electricity by Great Bay Power Marketing, Great Bay Hydro and Benton Falls, and from the sale of natural gas and oil by Nacogdoches Gas, and advances taken on the Third Note, will be sufficient to enable the Company and its wholly owned subsidiaries to meet their cash requirements for operations in 2005. If payment on the First or Second Note is required on December 15, 2005, the Company would need to seek additional financing. The direction of the Company's business and circumstances, foreseen or unforeseen, may cause cash requirements to be materially higher than anticipated and the Company or its wholly-owned subsidiaries may be required to seek additional financing to meet ongoing cash requirements. There is no assurance that the Company or its subsidiaries would be able to raise such capital or that the terms on which any additional capital is available would be acceptable. Moreover, the Company's need to raise additional capital in order to pursue certain opportunities may affect the Company's competitive position with respect to such opportunities. If additional funds are raised by issuing equity securities, dilution to then existing stockholders will result.

  Purchased Power Price Risk. The price of electricity is subject to fluctuations resulting from changes in supply and demand. The Company is party to a purchased power contract with Unitil that provides for Great Bay Power Marketing to sell to Unitil 9.06 MWs at $50.34 per MWh. The Unitil PPA continues through October 31, 2010. The Company must purchase power to meet its obligation under the PPA. The prices at which Great Bay Power Marketing must purchase its power supply could increase significantly from current levels.

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

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

Commodity Price Risk

  Great Bay Power Marketing is a party to the Unitil PPA, which as amended, provides for the sale of 9.06 MWs of power to Unitil at $50.34 MWh through October 31, 2010. Unitil had an option, which expired November 1, 2005, to extend the Unitil PPA for up to 12 years, from November 1, 2010 through October 30, 2022. Unitil did not exercise this option. Great Bay Power Marketing purchases power to meet its obligation under this contract and, as such, is exposed to market price fluctuations for the price of power.

 The Unitil PPA was entered into for purposes other than trading and is subject to commodity price risk. The prices of electricity are subject to fluctuations resulting from changes in supply and demand. Great Bay Power Marketing tracks market exposure on its forward firm energy contract in a mark-to-market model that is updated daily with current market prices and is reflected in the Company's balance sheet. The positive, or negative, value of the forward firm power commitment represents an estimation of the gain, or loss, that Great Bay Power Marketing would have experienced if open firm commitments were covered at then-current market prices. Great Bay Power

Marketing  had net unrealized losses in the first nine months  of
2005   and  2004  of  approximately  $8,878,000  and  $3,000,000, respectively, on its forward firm energy contract.

  The Company does not purchase derivative commodity instruments to hedge its exposure to commodity price risk. The generation and sale of electricity by Great Bay Hydro of approximately 4 megawatts functions as a physical hedge against the commodity risk.

  The following table provides information about the Company's forward firm energy contract that is subject to changes in commodity prices, showing the fair value of the contract as of September 30, 2005 and 2004 and the unrealized loss for those periods.

                                September 30,     September 30,
                                     2005             2004
                                _____________     _____________
                                      (Dollars in thousands)
      Fair Value                    ($12,499)        ($3,194)
      Unrealized Gain (Loss)         ($9,076)        ($3,198)

Item 4. Controls and Procedures

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

Part II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of
Proceeds

Share Repurchase Plan.

     The following table summarizes repurchases of BayCorp stock during the quarter ended September 30, 2005:



                                                                        Maximum Number
                                            Total Number of Shares    of Shares that May
                              Average        Purchased as Part of      Yet Be Purchased
                 Shares        Price       Publicly Announced Plans   Under the Plans or
   Period     Repurchased    Per Share           or Programs             Programs (1)
________________________________________________________________________________________

  July 1  -
September 30,
    2005           0            --                    --                   100,024



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

Item 5. Other Information

Change in Control of Registrant

  On October 12, 2005, Sloan Acquisition Corp., a Delaware corporation (the "Purchaser") and a wholly owned subsidiary of Sloan Group Ltd., a Bahamas international business corporation ("Sloan Group"), disclosed in a Tender Offer Statement on Schedule TO ("Schedule TO"), its offer to purchase all of the issued and outstanding shares of the Company's common stock at a price of $14.19 per share, net to the seller in cash, (the "Offer Price") upon the terms and subject to the conditions set forth in the Offer to Purchase (the "Offer to Purchase") dated October 12, 2005 and supplemented on November 4 and November 9, 2005, and in the related Letter of Transmittal (which, together with the Offer to Purchase, constitute the "Offer").

  The Offer was made pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of September 30, 2005, by and among Sloan Group, the Purchaser and the Company (the "Merger Agreement"). The Merger Agreement provides that as promptly as practicable after the purchase of the shares pursuant to the
Offer and the satisfaction or, if permissible, waiver of the other conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company (the "Merger"). As a result of the Merger, the Company will continue as the surviving corporation (the "Surviving Corporation") and will be a wholly owned subsidiary of Sloan Group. At the effective time of the Merger, each share of the Company's common stock issued and outstanding immediately prior to the Effective Time (other than Common Stock held in the treasury of the Company or by Purchaser, Sloan Group or any direct or indirect subsidiary of Sloan Group or the Company, and other than Common Stock held by stockholders who shall have demanded and perfected appraisal rights under Delaware Law) will be canceled and converted automatically into the right to receive $14.19 in cash. The Merger Agreement, along with employment agreements that the Company had entered into with Frank W. Getman Jr. and Anthony M. Callendrello, provide that following consummation of the Merger, the directors of the Purchaser and Messrs. Getman and Callendrello will be the directors of the surviving company.

  The Offer, as extended, expired at 12:00 midnight Eastern time on Thursday, November 10, 2005. Parent and Purchaser have been advised by SunTrust Bank, which is serving as the Depository in connection with the Offer, that as of the expiration of the Offer, a total of 499,310 shares were tendered in the offer, including 1,036 covered by notices of guaranteed delivery. On November 11, 2005, the Purchaser has accepted for purchase and payment all shares validly tendered and not withdrawn pursuant to the Offer. The tendered shares, together with the 25,000 shares previously held by Sloan Acquisition Corp. and its affiliates, represent approximately 91.7% of the outstanding common stock of the Company.

  As a result of the tender of shares and the acceptance for purchase and payment of all tendered shares, the Purchaser beneficially owns approximately 91.7 % of the Company's outstanding shares, for which it has paid approximately $7,070,500 (excluding from that amount shares that were beneficially owned by the Purchaser prior to the Offer). The source of the funds used by the Purchaser for payment was capital contributed by Sloan Group, from available cash.

Item 6.  Exhibits

  See Exhibit Index.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         BayCorp Holdings, Ltd.


November 14, 2005           /s/ Frank W. Getman Jr.
                         ______________________________
                         Frank W. Getman Jr.
                         President and Chief Executive Officer
                         and Principal Financial Officer

                          EXHIBIT INDEX



  Exhibit
  No.           Description
  _______       ___________

    2.1 Agreement and Plan of Merger dated as of September 13, 2005 among BayCorp Holdings, Ltd., Sloan Group, Ltd. and Sloan Acquisition Corp., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-12527) on September 16, 2005 and incorporated herein by reference.

    2.2 Amended and Restated Agreement and Plan of Merger dated as of September 30, 2005 among BayCorp Holdings, Ltd., Sloan Group Ltd. and Sloan Acquisition Corp., filed as
           Exhibit 2 to the Company's Current Report on Form 8-K (File No. 1-12527) on October 6, 2005 and incorporated herein by reference.

    2.3 Stockholder Support Agreement dated September 13, 2005 among Sloan Group Ltd., Sloan Acquisition Corp. and Frank
           W.  Getman  Jr.  and  Anthony M.  Callendrello,  filed  as
           Exhibit 2.2 to the Company's Current Report on Form 8-K (File No. 1-12527) on September 16, 2005 and incorporated herein by reference.

    2.4 Employment Agreement dated September 13, 2005 between BayCorp Holdings, Ltd. and Frank W. Getman Jr., filed as
           Exhibit 2.3 to the Company's Current Report on Form 8-K (File No. 1-12527) on September 16, 2005 and incorporated herein by reference.

    2.5 Employment Agreement dated September 13, 2005 between BayCorp Holdings, Ltd. and Anthony M. Callendrello, filed as Exhibit 2.4 to the Company's Current Report on Form 8-K (File No. 1-12527) on September 16, 2005 and incorporated herein by reference.

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

    4.1 $7,750,000 Promissory Note from BayCorp Holdings, Ltd. and its wholly owned subsidiaries to Sloan Group Ltd. dated October 7, 2005, filed as Exhibit 4.1 to the Company's Amended Current Report on Form 8-K/A (File No. 1-12527) on October 11, 2005 and incorporated herein by reference.

    4.2 Second Amended and Restated Pledge Agreement among BayCorp Holdings, Ltd., its wholly owned subsidiaries and Sloan Group Ltd. dated October 7, 2005, filed as Exhibit
           4.2 to the Company's Amended Current Report on Form 8-K/A (File No. 1-12527) on October 11, 2005 and incorporated herein by reference.

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

     99 BayCorp Holdings, Ltd. Earnings Release for the quarter ended September 30, 2005